Form 10-Q
period 1995-03-31
IMPERIAL BANCORP
filed 1995-05-15
CIK 49899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED MARCH 31, 1995


                                  IMPERIAL BANCORP

             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                  95-2575576
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                        Identification Number)

       9920 SOUTH LA CIENEGA BOULEVARD
           INGLEWOOD, CALIFORNIA                               90301
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (310) 417-5600

Commission file number: 0-7722

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK:       Number of Shares of Common Stock outstanding as of March 31,
                    1995: 13,489,431 shares.

DEBT SECURITIES:    Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                    1999. As of March 31, 1995, $5,936,000 in principal amount of such Notes and $2,210,000 in principal amount of such Debentures were outstanding.


The Registrant has filed all reports required to be filed by Section 13 or 15(d)
  of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1995

FINANCIAL REVIEW

                    The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp (the "Company") and its results of operations for three months ended March 31, 1995.

      PERFORMANCE SUMMARY

                    Net income for the quarter ended March 31, 1995 amounted to $4,656,000 or $0.33 per share, as compared to $1,125,000 or
                    $0.09 per share for the same period of 1994. Earnings as measured by return on average total assets was 0.85% for the three months ended March 31, 1995 as compared to 0.19% for the same quarter of 1994. Return on average stockholders' equity was 9.27% for the first quarter of 1995, a significant increase from the 2.42% returned on average stockholders' equity for the same period of 1994. The increase in net income was attributable to several factors including overall improvement in asset quality, the continued growth of the Company's fee based activities and the Company's efforts to reduce operating costs. In addition, the Company reversed previously accrued income taxes during the first quarter of 1995 to reflect the finalization of certain income tax issues. This adjustment, as a reduction of the Company's first quarter tax provision, approximated $0.9 million.

                    At March 31, 1995, the Company's total assets were $2.3 billion, total loans were $1.5 billion and stockholders' equity and allowance for loan losses totaled $242 million. This compares to total assets of $2.4 billion, total loans of $1.4 billion and stockholders' equity and allowance for loan losses of $238 million at December 31, 1994.

                    During the first quarter of 1995, Imperial Bank, (the "Bank") the Company's principal subsidiary, was selected by the FDIC to assume the insured deposits of Los Angeles headquartered Guardian Bank. The Bank paid a premium of approximately 1% for Guardian's gross deposits of $262 million. In addition to the insured deposits, the Bank was given the option to acquire certain of Guardian's higher
                    quality assets.   As of March 31, 1995, the Bank had
                    purchased at a discount approximately $23.6 million of Guardian's real estate secured loans.

                    Asset quality improvement was evidenced by an $11.6 million reduction in nonaccrual loans from March 31, 1994 as well as a $24.4 million reduction in real estate owned ("REO") from March 31, 1994. Nonaccrual loans of $18.6 million at March 31, 1995 remained relatively flat from year end 1994 while REO of $21.8 million at March 31, 1995 decreased $7.1 million from year end 1994. These improvements in asset quality have resulted in a reduced provision for loan losses and costs for REO. For the quarter ended March 31, 1995, the provision for loan losses totaled $1.4 million, a $0.8 million decrease from the same period of 1994 while REO expenses totaling $1.1 million for the first quarter of 1995 decreased $0.2 million from the quarter ended March 31, 1994.

                    Net interest income and net interest margin were $25.1 million and 5.3%, respectively, for the quarter ended March 31, 1995 as compared to $24.6 million and 4.9%, respectively, for the quarter ended March 31, 1994. The improvement in the Company's net interest margin was offset by a decrease in average earning assets (see Tables 1 and 2).

                    Noninterest income for the first quarter of 1995 increased $0.6 million from the quarter ended March 31, 1994. Operating expenses amounted to $26.4 million for the quarter ended March 31, 1995 as compared to $28.5 for the same period of 1994. This decrease reflects the Company's ongoing efforts to reduce operating costs.

                                                           Imperial Bancorp Logo

      EARNINGS PERFORMANCE

                    NET INTEREST INCOME: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. Net interest income was $25.1 million for the quarter ended March 31, 1995 as compared to $24.6 million for the quarter ended March 31, 1994. Although net interest income has remained level from period to period, the Company's net interest margin for the first quarter of 1995 increased from the same period of 1994 as illustrated in the table below.

- - - - -----------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)                  1995        1994
- - - - -----------------------------------------------------------------------------
Interest income                                           $38,599     $32,755
Interest expense                                           13,535       8,185
- - - - -----------------------------------------------------------------------------
NET INTEREST INCOME                                       $25,064     $24,570
- - - - -----------------------------------------------------------------------------
Net interest margin                                           5.3%        4.9%
- - - - -----------------------------------------------------------------------------

                    The Company's net interest margin increased to 5.3% for the first quarter of 1995 from 4.9% for the same period of 1994 primarily as a result of the increase in the Company's base lending rate which increased an average of 184 basis points since the quarter ended March 31, 1994. Concurrently, the Company's borrowing rates have increased, although not as rapidly as its lending rates, resulting in part from the Company's efforts to competitively market its certificates of deposit ("CD"). Average demand deposit levels for the quarter ended March 31, 1995 have declined approximately $293 million from the same quarter in the prior year. as a result, the Company returned to the CD market to supplement its funding base.

                    The improvement in the Company's net interest margin was offset by a decrease in average interest-earning assets, primarily highly liquid assets, which declined $130 million from the quarter ended March 31, 1994 (see Table 2). This decrease was also a direct result of the decrease in average demand deposit levels. In addition, the net effect of the Company's derivative financial instruments was a $3.0 million reduction in net interest income and a 63 basis point reduction in net interest margin for the quarter ended March 31, 1995 (see Asset/Liability Management). The impact of such instruments for the quarter ended March 31, 1994 was not material.

                    In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $2.0 million and $2.2 million, respectively, for the three months ended March 31, 1995 and 1994. The net interest margin for each period would have been 4.9% and 4.4%, respectively.

                    PROVISION FOR LOAN LOSSES: The provision for loan losses totaled $1.4 million for the quarter ended March 31, 1995 as compared to $2.1 million for the same quarter of 1994. Net charge-offs amounted to $1.9 million and $2.1 million, respectively, for the three months ended March 31, 1995 and 1994. As a percentage of average loans outstanding, net charge-offs were 0.53% and 0.59%, respectively, for the quarters ended March 31, 1995 and 1994. The provision for loan losses reflects management's ongoing evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

                                                           Imperial Bancorp Logo

                    NONINTEREST INCOME: Noninterest income amounted to $8.4 million for the first quarter of 1995 up from $7.8 million recorded for the same period of 1994.

- - - - ------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)         1995      1994
- - - - ------------------------------------------------------------------
Service charges on deposit accounts              $1,002     $1,335
Trust fees                                        1,915      1,643
Gain on origination and sale of loans               531        897
Equity in net (losses) earnings of
 Imperial Credit Industries, Inc.                   (66)       191
Other service charges and fees                    1,512      1,487
Merchant and credit card fees                     1,439      1,361
Gain on securities available for sale               343         49
Gain on trading account securities                  707        210
Other income                                      1,053        650
- - - - ------------------------------------------------------------------
TOTAL                                            $8,436     $7,823
- - - - ------------------------------------------------------------------

                    Investment activity in securities available for sale resulted in a $294,000 increase in noninterest income. Trading activities in the first quarter generated $707,000, an increase of $497,000 from the same period of 1994. Trust fees have grown $272,000, or 17%, over the same period of last year as a result of the Company's trust subsidiary's strategies to develop higher margin business relationships.

                    Gain on origination and sale of loans for the quarter ended March 31, 1995 represents earnings on Small Business Administration ("SBA") lending activities. The decline in earnings from the prior year related to the dissolution of the Company's mortgage banking division in the fourth quarter of 1994. Excluding mortgage banking activity from prior year earnings, gain on origination and sale of SBA loans has increased $136,000, or 33%. Service charges on deposit accounts have declined $333,000 from the prior year due to the decrease in demand deposits.

                    Included in the equity pickup from Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) for the three months ended March 31, 1995 was an adjustment to the income recognized for the year ended December 31, 1994. On April 17, 1995, ICII revised its previously reported earnings for the year ended December 31, 1994. As a result, the Company reduced its equity in the net earnings of ICII for the first quarter of 1995 by recording an after tax adjustment of $0.3 million.

                    NONINTEREST EXPENSE: Noninterest expense totaled $26.4 million for the quarter ended March 31, 1995 as compared to $28.5 for the same period of the prior year.

- - - - -------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)         1995       1994
- - - - -------------------------------------------------------------------
Salary and employee benefits                     $11,667    $11,983
Net occupancy expense                              2,109      2,363
Furniture and equipment                            1,238      1,247
Data processing                                    2,082      2,162
Customer services                                  2,041      2,215
Net real estate owned expense                      1,114      1,321
Regulatory assessments                             1,270      1,641
Professional and consulting                          819      1,103
Business development                                 815        786
Other expense                                      3,264      3,643
- - - - -------------------------------------------------------------------
TOTAL                                            $26,419    $28,464
- - - - -------------------------------------------------------------------

                    As evidenced by the above table, the $2.1 million decrease in noninterest expense was primarily due to a reduction in the Company's operating expenses which declined $1.3 million from the same period of the prior year. The Company's cost of REO has decreased $0.2 million or 16% from the prior year as a result of the lower REO balances experienced during the first quarter of 1995. Average total deposit levels have declined from the quarter ended March 31, 1994. Correspondingly, noninterest costs including customer services and deposit insurance premiums have declined $0.5 million from the same period of 1994.

                                                           Imperial Bancorp Logo

                    INCOME TAXES: The Company recorded income tax expense of $1.0 million for the quarter ended March 31, 1995 representing an effective tax rate of approximately 18%. For the same period of 1994, the Company's effective tax rate approximated 37%. During the first quarter of 1995, the Company recorded a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Excluding this one time reduction of income tax expense, the Company's effective tax rate would have been 34% for the first quarter of 1995. At March 31, 1995, the Company had a net deferred tax receivable of $7.9 million, net of a $1.9 million valuation allowance as compared to a $7.1 million net deferred tax receivable, net of a $2.3 million valuation allowance at December 31, 1994. The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1995. The $0.4 million net change in the valuation allowance for deferred tax assets from year end 1994 is primarily related to the level of taxable income for the first quarter of 1995 and the projection of taxable income for the remainder of 1995.

      ASSET/LIABILITY MANAGEMENT

                    LIQUIDITY: For the Company, as with most commercial banking institutions, liquidity is the ability to roll over substantial amounts of maturing liabilities and to acquire new liabilities at levels consistent with management's financial targets. The key to this on-going replacement activity is the Company's reputation in the domestic money markets, which is based upon its financial condition and its capital base.

                    The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $772 million and $1.1 billion, respectively, for the quarters ended March 31, 1995 and 1994. The Company's average demand deposits and average shareholders' equity funded 44% of average total assets for the first quarter of 1995 and 52% for the same period of 1994. These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first quarter, the Company experienced a net cash inflow from its investing activities of $38.4 million primarily from the sale and maturity of its securities available for sale partially offset by purchases of available for sale securities and an increase in loans. The inflows were offset by the $39.0 million net cash used by the Company's financing activities consisting both of deposit outflows and the repayment of short-term borrowings partially offset by the increase in time deposits.

                    INTEREST RATE SENSITIVITY MANAGEMENT: The primary objectives of the asset liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives, and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pre-tax net interest income to 5% assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

                    Each month the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on pre-tax interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact of these projected rate changes on its entire on and off-balance sheet position or any particular segment of the balance sheet.

                    Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At March 31, 1995, the Company maintained a positive cumulative one year gap of approximately $512 million as its interest rate sensitive assets exceeded its interest-bearing liabilities. This positive cumulative gap positions the Company for increased net interest income during a period of rising interest rates but also

                                                          Imperial Bancorp Logo
                    exposes it to an adverse impact on net interest income in a falling rate environment. The Company's asset sensitivity, as measured by its cumulative positive one year gap, increased from year end 1994 as it is no longer impacted by its derivative instruments.

                    The Company's net interest margin is very sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans, are tied to the Prime rate, an index that tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. An analysis of the historic relationship between the Prime rate and LIBOR showed that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment. In order to provide protection against a narrowing of the Prime rate and LIBOR spread and reduce asset sensitivity in the event of falling interest rates, the Company entered into a series of derivative financial contracts in 1993 and 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio while retaining some positive asset sensitivity in the event of an increase in interest rates.

                    At March 31, 1995, the Company's derivative financial contracts consisted of several instruments including interest rate swaps with embedded options and associated written options, purchased options and interest rate floors. The interest rate swaps with embedded options had a notional value of $200 million at March 31, 1995 and mature in the first quarter of 1996. The embedded options with increasing strike prices of 25 basis points per quarter capped the rate received on the interest rate swaps. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing rate asset to retain asset sensitivity.

                    The interest rate swaps with linked written options had a notional value of $300 million at March 31, 1995 and mature in the fourth quarter of 1995 and first quarter of 1996. The associated options had a notional value of $700 million at March 31, 1995 including $556 million of financial futures contracts. These linked options, in the same manner as the embedded options, were intended to cap the rate received on the interest rate swaps at escalating strike prices built into the options. The packaged options and futures contracts are stacked and expire during the second and third quarter at the rate of $300 million per quarter with the final $100 million expiring in the last quarter of 1995.

                    As interest rates continued to rise more quickly than anticipated in 1994 and other market related events caused a deterioration in the values of derivative instruments, the strike price of the escalating options written was exceeded by LIBOR. To prevent further negative impact on interest income from the interest rate swaps with both embedded and linked options, the Company purchase options during the second half of 1994 with terms similar to the linked options written and embedded options thus effectively capping the Company's exposure to further losses. The notional value of the options purchased was $1.3 billion at March 31, 1995.

                    The combined economic impact of the Company's derivative financial instruments discussed above was a $3.0 million reduction in the Company's net interest income and a 63 basis point reduction in net interest margin for the quarter ended March 31, 1995. The impact of these instruments was not material for the same period of 1994. The total cost to terminate the Company's derivative financial positions as of March 31, 1995 would have been $7.1 million with a maximum potential loss exposure of $11.2 million. This had improved to a cost to terminate of $5.6 million and a maximum loss exposure of $10.1 million at April 30, 1995. Exclusive of the impact of premiums received on linked options and paid for purchased options, the cash requirement and negative impact on net interest income associated with the derivative transactions would be $4.6 million if interest rates remain unchanged through the final maturity of these instruments in early 1996.

                    During the first quarter of 1995, the Company's asset sensitivity was increasing as previously discussed. In response, the Company purchased an interest rate floor whose purpose was to protect against a drop in short term interest rates. The interest rate floor, with a notional value of $500 million at March 31,

                                                           Imperial Bancorp Logo

                    1995, expires in the second quarter of 1996. The floor provides protection to the Company in the event that three month LIBOR drops below the strike price of 6.32% associated with the floor. The Company paid $0.3 million for the instrument and its fair value at March 31, 1995 approximated $1.2 million. In April 1995, the Company revised that interest rate floor to decrease the associated strike price to 6.0%.

      ASSET QUALITY

                    ALLOWANCE FOR LOAN LOSSES: The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition, prior loan loss experience and the Company's on-going examination process to ensure timely identification of potential problem loans. At March 31, 1995, the allowance for loan losses amounted to $39.6 million or 2.7% of total loans as compared to $40.1 million or 2.9% of total loans at December 31, 1994 and $42.9 million or 3.1% of total loans at March 31, 1994. While management uses available information to analyze losses on loans, future additions to the allowance may be considered necessary based on changes in economic conditions and loss trends in the loan portfolio.

                    NONACCRUAL LOANS, RESTRUCTURED LOANS AND REAL ESTATE OWNED:
                    Asset quality improvement was evidenced by a $11.6 million reduction in nonaccrual loans from March 31, 1994 as well as a $24.4 million reduction in real estate owned from March 31, 1994. Nonaccrual loans of $18.6 million remained relatively flat from year end 1994 while REO of $21.8 million at March 31, 1995 decreased $7.1 million from year end 1994. The allowance for loan losses coverage of nonaccrual loans at first quarter end approximated 213%, a slight decrease from 221% at year end 1994 and increased from 142% at March 31, 1994. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest with nonaccrual loans only as collected.

                    On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("FAS 118"). FAS 114 requires the measurement of impaired loans to be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral dependent loan. The adoption of FAS 114 had no material effect on the Company's financial position or results of operations and did not result in additional provisions for loan losses.

                    The Company considers a loan to be impaired when it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. In determining impairment, the Company considers loans with the following characteristics: nonaccrual loans, restructured loans, and performing loans for which it is probable the contractual terms of the original loan agreement will not be met. The Company bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows discounted at the loan's effective rate. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Upon disposition of an impaired loan, loss of principal is recorded through a charge-off to the allowance for loan losses. At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $60.1 million, of which $8.8 million were on nonaccrual status. The total allowance for potential losses related to such loans was $7.8 million. During the first quarter of 1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $1.1 million. At March 31, 1995, $41.4 of the impaired loans were current as to principal and interest.

                    Excluding nonaccrual loans, restructured loans and impaired loans, the Company had potential problem loans approximating $48.5 million at March 31, 1995. The entire balance represented real estate term loans secured by commercial real estate. At March 31, 1995, these loans were current as to principal and interest.

                                                           Imperial Bancorp Logo

                    Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

- - - - ------------------------------------------------------------------------------------------------------
                                           MARCH 31,    DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
             (IN THOUSANDS)                   1995        1994         1994        1994         1994
- - - - ------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial loans                           $11,954     $10,884      $ 8,098     $16,071      $17,974
  Real estate loans                            6,623       7,272        2,392       7,398       12,188
  Consumer loans                                  --          --           --          --           --
- - - - ------------------------------------------------------------------------------------------------------
    TOTAL NONACCRUAL LOANS                   $18,577     $18,156      $10,490     $23,469      $30,162
- - - - ------------------------------------------------------------------------------------------------------
RESTRUCTURED LOANS                           $ 3,238     $ 5,948      $ 4,116     $ 4,128      $ 4,640
- - - - ------------------------------------------------------------------------------------------------------
Real estate owned:
  Foreclosed assets                          $25,138     $35,446      $41,470     $26,656      $27,306
  In-substance foreclosures                       --          --        2,995      17,150       21,995
- - - - ------------------------------------------------------------------------------------------------------
  REO, gross                                 $25,138     $35,446      $44,465     $43,806      $49,301
  Less valuation allowance                    (3,312)     (6,475)      (5,434)     (3,965)      (3,051)
- - - - ------------------------------------------------------------------------------------------------------
    REO, NET                                 $21,826     $28,971      $39,031     $39,841      $46,250
- - - - ------------------------------------------------------------------------------------------------------
      TOTAL                                  $43,641     $53,075      $53,637     $67,438      $81,052
- - - - ------------------------------------------------------------------------------------------------------

                    On an ongoing basis, management closely monitors the loan portfolio in addition to evaluating the continued adequacy of the allowance for loan losses. Loans deemed uncollectible by management are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance.

      CAPITAL

                    Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979 and the exercise of employee stock options. At March 31, 1995, shareholders' equity totaled $203 million as compared to $198 million at December 31, 1994 and $187 million at March 31, 1994.

                    During the first quarter of 1995, the Company declared and paid a 5% stock dividend. The dividend was paid on February 24, 1995 to shareholders of record on February 15, 1995.

                    Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, the guidelines require adequately capitalized institutions to maintain a Tier I (core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be well capitalized. Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at March 31, 1995 were 10.1% and 11.4%, respectively, as compared to 10.1% and 11.3%, respectively, the year earlier.

                                                          Imperial Bancorp Logo

CAPITAL RATIOS FOR IMPERIAL BANK(1)
- - - - -----------------------------------------------------------------------------------
MARCH 31, (IN THOUSANDS)                                     1995           1994
- - - - -----------------------------------------------------------------------------------
TIER I:
   Common stockholders' equity and preferred stock(2)     $  194,380     $  187,580
   Disallowed assets                                          (2,567)        (1,342)
- - - - -----------------------------------------------------------------------------------
     TIER I CAPITAL                                       $  191,813     $  186,238
- - - - -----------------------------------------------------------------------------------
TIER II:
   Allowance for loan losses allowable in Tier II             23,931         23,394
- - - - -----------------------------------------------------------------------------------
     TOTAL RISK-BASED CAPITAL                             $  215,744     $  209,632
- - - - -----------------------------------------------------------------------------------
RISK-WEIGHTED BALANCE SHEET ASSETS                        $1,710,560     $1,726,793
- - - - -----------------------------------------------------------------------------------
Risk-weighted off-balance sheet items:
   Commitments to make or purchase loans                     131,801         88,318
   Standby letters of credit                                  60,643         39,534
   Other                                                      14,045         18,231
- - - - -----------------------------------------------------------------------------------
     TOTAL RISK-WEIGHTED OFF-BALANCE SHEET ITEMS          $  206,489     $  146,083
- - - - -----------------------------------------------------------------------------------
Disallowed assets                                             (2,567)        (1,342)
Allowance for loan losses not included in Tier II            (15,643)       (19,456)
- - - - -----------------------------------------------------------------------------------
     TOTAL RISK-WEIGHTED ASSETS                           $1,898,839     $1,852,078
- - - - -----------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier I capital (4.0% minimum requirement)                    10.1%          10.1%
   Total capital (8.0% minimum requirement)                     11.4%          11.3%
   Leverage ratio (6.5% minimum requirement)                     8.7%           7.9%
- - - - -----------------------------------------------------------------------------------

           (1) As reported on the March 31, 1995 and 1994 FDIC call reports.
           (2) Excludes unrealized loss on securities available for sale.

                    In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio requirement is 6.5% as stipulated in its Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Company ("FDIC") and the California State Banking Department ("State") which was revised during the third quarter of 1993. The Bank's leverage ratio for March 31, 1995 was 8.7% up from 7.9% the prior year. In addition to the leverage ratio requirement, the revised MOU established levels for the reduction of classified assets identified in the 1992 examination. No specific targets for the reduction of classified assets were set as a result of the 1993 examination. In addition, the MOU requires the prior written consent for dividends by the Bank from the FDIC and the State. Management believes that the Bank was in compliance with the terms of the MOU at March 31, 1995.

                                                          Imperial Bancorp Logo

CONSOLIDATED BALANCE SHEET

- - - - -------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)
IMPERIAL BANCORP AND SUBSIDIARIES                                        MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                            1995           1994
- - - - -------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $  184,540      $  168,626
Trading account securities                                                 57,263          74,028
Securities available for sale (at fair value at March 31, 1995, and
  December 31, 1994)                                                      298,834         388,249
Investment securities (fair value of $6,139 and $6,146 for 1995 and
  1994, respectively)                                                       6,139           6,146
Federal funds sold and securities purchased under resale agreements       240,525         276,500
Loans held for sale (fair value of $4,051 and $768 for 1995 and 1994,
  respectively)                                                             3,733             768
Loans:
  Loans, net of unearned income and deferred loan fees                  1,468,491       1,375,146
      Less allowance for loan losses                                      (39,574)        (40,072)
- - - - -------------------------------------------------------------------------------------------------
      TOTAL NET LOANS                                                  $1,428,917      $1,335,074
- - - - -------------------------------------------------------------------------------------------------
Premises and equipment, net                                                17,530          18,254
Accrued interest receivable                                                14,102          12,769
Real estate owned, net                                                     21,826          28,971
Income taxes receivable                                                     6,583           3,573
Real property held for sale or investment                                      --             234
Investment in Imperial Credit Industries, Inc.                             30,869          30,934
Other assets                                                               35,715          34,583
- - - - -------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                     $2,346,576      $2,378,709
- - - - -------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                              $  903,791      $  928,728
   Savings                                                                 24,672          27,207
   Money market                                                           437,094         491,090
   Time--under $100,000                                                   243,545         168,044
   Time--$100,000 and over                                                404,126         344,641
- - - - -------------------------------------------------------------------------------------------------
      TOTAL DEPOSITS                                                   $2,013,228      $1,959,710
- - - - -------------------------------------------------------------------------------------------------
Accrued interest payable                                                    6,148           5,209
Short-term borrowings                                                      98,279         190,919
Long-term borrowings                                                        8,146           8,153
Other liabilities                                                          18,083          16,942
- - - - -------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                $2,143,884      $2,180,933
- - - - -------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock - no par, 50,000,000 shares authorized; 13,489,431 shares at March 31, 1995 and 12,832,609 shares at December 31,
     1994 issued and outstanding                                          127,205         117,144
   Unrealized loss on securities available for sale, net of tax              (701)           (847)
   Retained earnings                                                       76,188          81,479
- - - - -------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                       $  202,692      $  197,776
- - - - -------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,346,576      $2,378,709
- - - - -------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                          Imperial Bancorp Logo

CONSOLIDATED STATEMENT OF INCOME

- - - - ----------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)            1995        1994
- - - - ----------------------------------------------------------------------------------------------
Interest income:
   Loans                                                                   $31,154     $27,531
   Trading account securities                                                  951         441
   Securities available for sale                                             4,747       2,536
   Investment securities                                                        74         140
   Federal funds sold and securities purchased under resale agreements       1,593       1,867
   Loans held for sale                                                          80         240
- - - - ----------------------------------------------------------------------------------------------
      TOTAL INTEREST INCOME                                                $38,599     $32,755
- - - - ----------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                 12,015       6,997
   Short-term borrowings                                                     1,370       1,021
   Long-term borrowings                                                        150         167
- - - - ----------------------------------------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                               $13,535     $ 8,185
- - - - ----------------------------------------------------------------------------------------------
Net interest income                                                         25,064      24,570
Provision for loan losses                                                    1,380       2,132
- - - - ----------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  $23,684     $22,438
- - - - ----------------------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                                       1,002       1,335
   Trust fees                                                                1,915       1,643
   Gain on origination and sale of loans                                       531         897
   Equity in net (losses) earnings of Imperial Credit Industries, Inc.         (66)        191
   Other service charges and fees                                            1,512       1,487
   Merchant and credit card fees                                             1,439       1,361
   Gain on securities available for sale                                       343          49
   Gain on trading account securities                                          707         210
   Other income                                                              1,053         650
- - - - ----------------------------------------------------------------------------------------------
      TOTAL NONINTEREST INCOME                                             $ 8,436     $ 7,823
- - - - ----------------------------------------------------------------------------------------------
Noninterest expense:
   Salary and employee benefits                                             11,667      11,983
   Net occupancy expense                                                     2,109       2,363
   Furniture and equipment                                                   1,238       1,247
   Data processing                                                           2,082       2,162
   Customer services                                                         2,041       2,215
   Net real estate owned expense                                             1,114       1,321
   Regulatory assessments                                                    1,270       1,641
   Professional and consulting                                                 819       1,103
   Business development                                                        815         786
   Other expense                                                             3,264       3,643
- - - - ----------------------------------------------------------------------------------------------
      TOTAL NONINTEREST EXPENSE                                            $26,419     $28,464
- - - - ----------------------------------------------------------------------------------------------
Income before income taxes                                                   5,701       1,797
Income tax provision                                                         1,045         672
- - - - ----------------------------------------------------------------------------------------------
      NET INCOME                                                           $ 4,656     $ 1,125
- - - - ----------------------------------------------------------------------------------------------
      NET INCOME PER SHARE                                                   $0.33       $0.09
- - - - ----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                           Imperial Bancorp Logo

CONSOLIDATED STATEMENT OF CASH FLOWS

- - - - ---------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)                                     1995          1994
- - - - ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $   4,656    $     1,125
   Adjustments for noncash charges (credits):
      Depreciation and amortization                                              507          1,871
      Provision for loan losses                                                1,380          2,132
      Provision for real estate owned                                            500            608
      Equity in net losses (earnings) of Imperial Credit Industries, Inc.         66           (191)
      (Gain) loss on sale of real estate owned                                   (45)           106
      Gain on sale of real property held for sale or investment                  (75)            --
      Gain on sale of premises and equipment                                      (4)            --
      Writedown for impairment of equity investment                               --            503
      Gain on securities available for sale                                     (343)           (49)
      Net change in trading account securities                                16,765        (40,535)
      Net change in loans held for sale                                       (2,965)        12,848
      Net change in accrued interest receivable                               (1,333)        (1,810)
      Net change in accrued interest payable                                     939          1,234
      Net change in income taxes receivable                                   (3,010)         5,753
      Net change in other liabilities                                          1,141         32,672
      Net change in other assets                                              (1,132)        (5,290)
- - - - ---------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            $  17,047    $    10,977
- - - - ---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from investment securities                                             7          1,350
   Purchase of investment securities                                              --           (227)
   Proceeds from sale of securities available for sale                       405,227        688,245
   Proceeds from maturities of securities available for sale                 300,944        520,421
   Purchase of securities available for sale                                (616,398)    (1,068,248)
   Net change in federal funds sold and securities purchased
      under resale agreements                                                 35,975         30,016
   Net change in loans                                                       (98,968)        72,026
   Capital expenditures                                                         (944)        (2,495)
   Proceeds from sale of real estate owned                                    11,736         10,693
   Proceeds from sale of real property held for sale or investment               309          1,295
   Proceeds from sale of premises and equipment                                    9             --
- - - - ---------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                            $  37,897    $   253,076
- - - - ---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in demand deposits, savings, and money market accounts         (81,468)       (66,755)
   Net change in time deposits                                               134,986         13,609
   Net change in short-term borrowings                                       (92,640)      (125,778)
   Retirement of long-term borrowings                                             (7)            --
   Proceeds from exercise of employee stock options                              110             --
   Other                                                                         (11)            (9)
- - - - ---------------------------------------------------------------------------------------------------
      NET CASH USED IN FINANCING ACTIVITIES                                $ (39,030)   $  (178,933)
- - - - ---------------------------------------------------------------------------------------------------
      NET CHANGE IN CASH AND DUE FROM BANKS                                $  15,914    $    85,120
- - - - ---------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS, BEGINNING OF YEAR                           $ 168,626    $   158,126
- - - - ---------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS, END OF PERIOD                               $ 184,540    $   243,246
- - - - ---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                           Imperial Bancorp Logo

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  IMPERIAL BANCORP AND SUBSIDIARIES

                    NOTE (1) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

                    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows are presented in the same format as that used in the Company's most recently filed Report on Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

                    NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

                    During 1993, the Bank sold 2,800,000 shares of the common stock of Imperial Credit Industries, Inc. ("ICII") reducing its ownership of ICII to 40.2%. After the 1993 sale of ICII stock, the Company no longer exercised significant control over the operations of ICII, and therefore, the results of ICII operations are now accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for equity in undistributed earnings.

                    NOTE (3) STATEMENT OF CASH FLOWS

                    The following information supplements the statement of cash flows.

 -------------------------------------------------------------
 MARCH 31, (IN THOUSANDS)                       1995      1994
 -------------------------------------------------------------
 Interest paid                               $12,596    $6,951
 Taxes refunded                                1,089     5,080
 Taxes paid                                    5,340        --
 Significant noncash transactions:
   Loans transferred to real estate owned      4,577       991
 -------------------------------------------------------------

                                                           Imperial Bancorp Logo

      TABLE 1 - AVERAGE BALANCES, YIELDS AND RATES PAID

                The following table sets forth the average daily balances for major categories of assets, liabilities and stockholders' equity including interest-earning assets and interest-bearing liabilities and the average annualized interest rates earned and paid thereon. The yields are not presented on a tax equivalent basis as the effects are not material.

- - - - --------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED MARCH 31,
- - - - --------------------------------------------------------------------------------------------------------------------------------
                                                                    1995                                    1994
- - - - --------------------------------------------------------------------------------------------------------------------------------
                                                               INTEREST                                INTEREST
                                                    AVERAGE      INCOME/     AVERAGE        AVERAGE     INCOME/      AVERAGE
(IN THOUSANDS)                                      BALANCE     EXPENSE       RATE %        BALANCE     EXPENSE       RATE %
- - - - --------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans(1)                                      $1,419,525     $31,154(2)       8.8%    $1,410,412     $27,531(2)       7.8%
   Trading account securities                        53,782         951          7.1         39,006         441          4.5
   Securities available for sale                    301,943       4,747          6.3        317,820       2,536          3.2
   Investment securities                              6,143          74          4.8         11,146         140          5.0
   Federal funds sold and securities purchased
     under resale agreements                        109,530       1,593          5.8        228,017       1,867          3.3
   Loans held for sale                                2,877          80         11.1         17,228         240          5.6
- - - - --------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-EARNING ASSETS              $1,893,800     $38,599          8.2%    $2,023,629     $32,755          6.5%
- - - - --------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                           (40,409)                                (43,044)
Cash                                                203,536                                 255,954
Other assets                                        131,580                                 161,570
                                                 ----------                              ----------
   TOTAL ASSETS                                  $2,188,507                              $2,398,109
                                                 ----------                              ----------
Interest-bearing liabilities:
   Savings                                       $   36,488         225          2.5%    $   23,678     $   148          2.5%
   Money market                                     463,710       3,109          2.7        452,993       2,405          2.1
   Time - under $100,000                            219,207       3,289          6.0        169,294       1,637          3.9
   Time - $100,000 and over                         369,032       5,392          5.8        320,861       2,807          3.5
- - - - --------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING DEPOSITS            $1,088,437     $12,015          4.4%    $  966,826     $ 6,997          2.9%
- - - - --------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                             95,095       1,370          5.8        152,855       1,021          2.7
   Long-term borrowings                               8,149         150          7.4          9,866         167          6.8
- - - - --------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING LIABILITIES         $1,191,681     $13,535          4.5%    $1,129,547     $ 8,185          2.9%
- - - - --------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                     771,651                               1,065,113
Other liabilities                                    24,268                                  17,180
Stockholders' equity                                200,907                                 186,269

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $2,188,507                              $2,398,109
                                                 ----------                              ----------
NET INTEREST INCOME/NET INTEREST MARGIN                         $25,064          5.3%                   $24,570          4.9%
                                                                --------------------                    ---------------------
- - - - --------------------------------------------------------------------------------------------------------------------------------

          (1)  Includes nonaccrual loans.

          (2) Includes net loan fees of $832,000 and $944,000 for the three months ended March 31, 1995 and 1994, respectively.

                                                           Imperial Bancorp Logo

TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST MARGIN

                    Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans used to compute this table. The table is not presented on a tax equivalent basis as the effects are not material.

 --------------------------------------------------------------------------------------------------------------
                                                                              1995 OVER 1994
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)                      VOLUME      RATE(1)     RATE/VOLUME     TOTAL
- - - - --------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in:
   Loans, net of unearned income and  deferred loan fees        $   178     $3,526             $(81)    $3,623
   Trading account securities                                       166        254               90        510
   Securities available for sale                                   (127)     2,463             (125)     2,211
   Investment securities                                            (63)        (6)               3        (66)
   Federal funds sold and securities purchased under resale
     agreements                                                    (978)     1,425             (721)      (274)
   Loans held for sale                                             (201)      (237)             278       (160)
- - - - --------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST INCOME                                     $(1,025)    $7,425           $ (556)    $5,844
- - - - --------------------------------------------------------------------------------------------------------------
   Savings                                                           77         --               --         77
   Money market                                                      56        679              (31)       704
   Time - under $100,000                                            487        889              276      1,652
   Time - $100,000 and over                                         421      1,845              319      2,585
- - - - --------------------------------------------------------------------------------------------------------------
      TOTAL DEPOSITS                                            $ 1,041     $3,413           $  564     $5,018
- - - - --------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                           (390)     1,185             (446)       349
   Long-term borrowings                                             (29)        59              (47)       (17)
- - - - --------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                    $   622     $4,657           $   71     $5,350
- - - - --------------------------------------------------------------------------------------------------------------
      CHANGES IN NET INTEREST INCOME                            $(1,647)    $2,768           $ (627)    $  494
- - - - --------------------------------------------------------------------------------------------------------------

(1) The rate change for interest income on loans includes a $3.0 million impact of derivative instruments for the three months ended March 31, 1995.

TABLE 3 - SECURITIES

       (a) INVESTMENT SECURITIES

       The following is a summary for the major categories of investment securities.

- - - - ----------------------------------------------------------------------------------------------
                                                               GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED        FAIR
(IN THOUSANDS)                                     COST        GAINS       LOSSES       VALUE
- - - - ----------------------------------------------------------------------------------------------
March 31, 1995
   Industrial development bonds                $  4,539    $      --   $       --     $  4,539
   Other securities                               1,600                                  1,600
- - - - ----------------------------------------------------------------------------------------------
   TOTAL                                       $  6,139    $      --   $       --     $  6,139
- - - - ----------------------------------------------------------------------------------------------
December 31, 1994
   Industrial development bonds                $  4,546    $      --   $       --     $  4,546
   Other securities                               1,600                                  1,600
- - - - ----------------------------------------------------------------------------------------------
   TOTAL                                       $  6,146    $      --   $       --     $  6,146
- - - - ----------------------------------------------------------------------------------------------

                                                          Imperial Bancorp Logo

(b) SECURITIES AVAILABLE FOR SALE

The following is a summary for the major categories of securities available for sale.

- - - - ----------------------------------------------------------------------------------------------
                                                               GROSS         GROSS
                                              AMORTIZED   UNREALIZED    UNREALIZED        FAIR
(IN THOUSANDS)                                     COST        GAINS        LOSSES       VALUE
- - - - ----------------------------------------------------------------------------------------------
March 31, 1995
   U.S. Treasury and federal agencies          $232,460          $11      $  (254)    $232,217
   Mutual funds                                  61,667           --           --       61,667
   Other securities                               5,824           --         (874)       4,950
- - - - ----------------------------------------------------------------------------------------------
   TOTAL                                       $299,951          $11      $(1,128)    $298,834
- - - - ----------------------------------------------------------------------------------------------
December 31, 1994
   U.S. Treasury and federal agencies          $321,455          $11      $  (517)    $320,949
   Mutual funds                                  56,915                                 56,915
   Other securities                              11,352            2         (969)      10,385
- - - - ----------------------------------------------------------------------------------------------
   TOTAL                                       $389,722          $13      $(1,486)    $388,249
- - - - ----------------------------------------------------------------------------------------------

Gross realized gains and losses for the three months ended March 31, 1995 were $408,000 and $65,000, respectively. For the same period of 1994, these amounts were $49,000 and zero, respectively.

TABLE 4 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses and pertinent ratios.

- - - - ---------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)                                  1995              1994
- - - - ---------------------------------------------------------------------------------------------------
Allowance for loan losses:
   Balance, beginning of year                                          $   40,072        $   42,800
Loans charged off:
   Commercial                                                              (1,366)           (2,694)
   Real estate                                                               (800)             (760)
   Consumer                                                                   (12)              (42)
- - - - ---------------------------------------------------------------------------------------------------
      TOTAL LOANS CHARGED OFF                                          $   (2,178)       $   (3,496)
- - - - ---------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial                                                                 289             1,354
   Real estate                                                                                   42
   Consumer                                                                    11                18
- - - - ---------------------------------------------------------------------------------------------------
      TOTAL LOAN RECOVERIES                                            $      300        $    1,414
- - - - ---------------------------------------------------------------------------------------------------
Net loans charged off                                                      (1,878)           (2,082)
Provision for loan losses                                                   1,380             2,132
- - - - ---------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                 $   39,574        $   42,850
- - - - ---------------------------------------------------------------------------------------------------
LOANS OUTSTANDING, END OF PERIOD                                       $1,468,491        $1,399,650
- - - - ---------------------------------------------------------------------------------------------------
AVERAGE LOANS OUTSTANDING                                              $1,419,525        $1,410,412
- - - - ---------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans                                    0.53%(1)          0.59%(1)
Ratio of allowance for loan losses to average loans                          2.79%             3.04%
Ratio of allowance for loan losses to loans outstanding at March 31          2.69%             3.06%
Ratio of provision for loan losses to net chargeoffs                         73.5%              102%
- - - - ---------------------------------------------------------------------------------------------------

(1)  Annualized
                                                          Imperial Bancorp Logo

                    The Company evaluates the adequacy of its allowance for loan losses on an overall basis rather than by specific categories of loans. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio.

      TABLE 5 - REAL ESTATE OWNED

                    (a) REAL ESTATE OWNED BY TYPE OF PROJECT

                    At March 31, 1995 and December 31, 1994, real estate owned by type of project is presented in the following table:

- - - - --------------------------------------------------------------------
                                           MARCH 31,    DECEMBER 31,
(IN THOUSANDS)                                  1995           1994
- - - - --------------------------------------------------------------------
Acquisition and land development             $11,591         $15,010
Single-family residential                     12,533          14,579
- - - - --------------------------------------------------------------------
   TOTAL RESIDENTIAL                         $24,124         $29,589
- - - - --------------------------------------------------------------------
Acquisition and land development                 255             255
Retail facilities                                 --           2,214
Office                                           759           3,388
- - - - --------------------------------------------------------------------
   TOTAL NONRESIDENTIAL                      $ 1,014         $ 5,857
- - - - --------------------------------------------------------------------
      REO, GROSS                             $25,138         $35,446
- - - - --------------------------------------------------------------------
Less valuation allowance                      (3,312)         (6,475)
- - - - --------------------------------------------------------------------
      REO, NET                               $21,826         $28,971
- - - - --------------------------------------------------------------------

                    (b) NET REAL ESTATE OWNED EXPENSE

                    For the periods ended March 31, 1995 and 1994, net real estate owned expense was comprised of the following:

- - - - -------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)          1995            1994
- - - - -------------------------------------------------------------------------
Net (gain) loss on sale of real estate owned        $ (45)        $   106
Valuation adjustments charged to operations           500             608
Direct holding costs                                  659             607
- - - - -------------------------------------------------------------------------
NET REAL ESTATE OWNED EXPENSE                     $ 1,114         $ 1,321
- - - - -------------------------------------------------------------------------

                    The following table sets forth information regarding the Company's valuation allowance for REO.

- - - - --------------------------------------------------------------------
                                           MARCH 31,    DECEMBER 31,
(IN THOUSANDS)                                  1995            1994
- - - - --------------------------------------------------------------------
Balance, beginning of period                 $ 6,475         $ 3,084
Provision for REO                                500           5,291
REO charged off                               (3,663)         (1,900)
- - - - --------------------------------------------------------------------
BALANCE, END OF PERIOD                       $ 3,312         $ 6,475
- - - - --------------------------------------------------------------------

                                                         Imperial Bancorp Logo

      TABLE 6 - FINANCIAL RATIOS

- - - - -----------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                             1995            1994
- - - - -----------------------------------------------------------------------------
Net income as a percentage of: (1)
   Average stockholders' equity                          9.27%           2.42%
   Average total assets                                  0.85            0.19
   Average earning assets                                0.98            0.22

Average stockholders' equity as a percentage of:
   Average assets                                        9.18%           7.77%
   Average loans                                        14.15           13.21
   Average deposits                                     10.80            9.17

Stockholders' equity at period end as a percentage of:
   Total assets at period end                            8.64%           7.05%
   Total loans at period end                            13.80           13.35
   Total deposits at period end                         10.07            8.00
- - - - -----------------------------------------------------------------------------

(1)  Annualized

                                                         Imperial Bancorp Logo

EXHIBITS

PART I

   COMPUTATION OF EARNINGS PER SHARE

                    Imperial Bancorp ("the Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

                    During the periods ended March 31, 1995 and 1994, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.

                          THREE MONTHS ENDED (1)
                    ----------------------------------
                     MARCH 31, 1995     MARCH 31, 1994
                    ----------------------------------
                       14,093,740           13,450,583

                    (1) Adjusted for a 5% stock dividend paid in the first
                        quarter of 1995.


PART II

OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

                  Due to the nature of the businesses, the Company and its subsidiaries are subject to numerous legal actions, threatened or filed, arising in the normal course of business. Certain of the actions currently pending seek punitive damages, in addition to other relief. The Company is of the opinion that the eventual outcome of all currently pending legal proceedings will not be materially adverse to the Company, nor has the resolution of any proceeding since the Company's last filing with the Commission materially adversely affected the registrant or any subsidiary thereof.


      ITEM 2.     CHANGES IN SECURITIES

                  No events have transpired which would make response to this item appropriate.


      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  No events have transpired which would make response to this item appropriate.


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  No events have transpired which would make response to this item appropriate.

                                                         Imperial Bancorp Logo

      ITEM 5.     OTHER INFORMATION

                  During the third quarter of 1993, the Bank entered into a revised Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the California State Banking Department ("State"). The revised MOU established a new level for the reduction of classified assets. The MOU continued the prior written approval of dividends of the Bank by the FDIC and the State and a minimum leverage ratio of 6.5% which began with the first quarter of 1993. At March 31, 1995, the Bank's leverage ratio was 8.7%. Management believes the Bank was in compliance with the terms of the MOU as of March 31, 1995.



      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  EXHIBITS INDEX

                       EXHIBIT NUMBER           DESCRIPTION
                       --------------------------------------------------

                             27                 Financial Data Schedule

                        All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

                  (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the period, and no events have occurred which would require one to be filed.

                                                         Imperial Bancorp Logo

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMPERIAL BANCORP

                    Dated:   May 12, 1995  By:  /s/ DAVID A. SKLAR
                                              ----------------------------------
                                                    David A. Sklar
                                                    Executive Vice President and
                                                    Chief Financial Officer