Form 10-Q
period 1995-06-30
IMPERIAL BANCORP
filed 1995-08-14
CIK 49899

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995


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

Common Stock:      Number of Shares of Common Stock outstanding as of
                   June 30, 1995: 13,645,806 shares.

Debt Securities:   Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                   1999. As of June 30, 1995, $5,873,000 in principal amount of such Notes and $2,210,000 in principal amount of such Debentures were outstanding.

The Registrant has filed all reports required to be filed by Section 13 or 15(d)
 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND SIX MONTHS ENDED JUNE 30, 1995

Financial Review

         The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp (the "Company") and its results of operations for three and six months ended June 30, 1995.

    PERFORMANCE SUMMARY

         Net income for the quarter ended June 30, 1995 amounted to $4,648,000 or $0.33 per share, as compared to $1,209,000 or $0.09 per share for the same quarter of 1994. Net income for the first six months of 1995 amounted to $9,304,000 or $0.66 per share, as compared to $2,334,000 or $0.17 per share for the same period of 1994. Earnings as measured by return on average total assets was 0.82% and 0.83%, respectively, for the three and six months ended June 30, 1995, as compared to 0.22% and 0.20%, respectively, for the three and six months ended June 30, 1994. Return on average stockholders equity was 9.02% and 9.14%, respectively, for the second quarter and first six months of 1995, a significant increase from the 2.55% and 2.48% returned on average stockholders equity for the same periods of 1994. The increase in net income was attributable to several factors: overall improvement in asset quality; 14% growth in the loan portfolio from the prior year; continued growth in the Company's fee based activities; and the Company's efforts to reduce operating costs.

         At June 30, 1995, the Company's total assets were $2.6 billion, total loans were $1.5 billion and stockholders' equity and allowance for loan losses totaled $248 million. This compares to total assets of $2.4 billion, total loans of $1.4 billion and stockholders' equity and allowance for loan losses of $238 million at December 31, 1994.

         Asset quality improvement was evidenced by a $8.9 million reduction in nonaccrual loans from June 30, 1994 as well as a $17.0 million reduction in real estate owned ("REO") from June 30, 1994. Nonaccrual loans of $14.5 million at June 30, 1995 decreased $3.7 million from year end 1994 while REO of $22.9 million at June 30, 1995 decreased $6.1 million from year end 1994. These improvements in asset quality have resulted in a reduced provision for loan losses and costs for REO. For the quarter and six months ended June 30, 1995, the provision for loan losses totaled $3.2 million and $4.6 million, respectively, decreases of $1.9 million and $2.7 million, respectively, from the same periods of 1994. REO expenses totaled $1.2 million for the second quarter of 1995 and $2.3 million for the first half of 1995. These expenses decreased $0.6 million and $0.8 million, respectively, from the quarter and six months ended June 30, 1994.

         Net interest income and net interest margin were $28.0 million and 5.6%, respectively, for the quarter ended June 30, 1995 as compared to $24.7 million and 5.3%, respectively, for the quarter ended June 30, 1994. For the six months ended June 30, 1995, net interest income and net interest margin were $53.0 million and 5.5%. This compares to net interest income and net interest margin of $49.3 million and 5.1% for the first half of 1994.

         Noninterest income for the second quarter and first six months of 1995 totaled $9.4 million and $17.7 million, respectively, increasing $1.1 million and $1.6 million, respectively, from the same periods in the prior year. Operating expenses amounted to $26.8 million and $53.2 million for the three and six months ended June 30, 1995. This compares to $26.0 million and $54.6 million reported for the same periods of 1994. Excluding a $1.7 million lawsuit settlement collected in the second quarter of 1994, noninterest expenses decreased $0.8 million and $2.9 million, respectively, from the same periods of 1994. These reductions reflects the Company's ongoing efforts to reduce operating costs.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

    EARNINGS PERFORMANCE

         Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. Net interest income was $28.0 million for the quarter ended June 30, 1995 as compared to $24.7 million for the quarter ended June 30, 1994. For the six months ended June 30, 1995, net interest income was $53.0 million as compared to $49.3 million for the same period of 1994.

         --------------------------------------------------------------------------------------
                                                 Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
         (In Thousands)                         1995           1994          1995         1994
         --------------------------------------------------------------------------------------
         Interest income................     $43,660        $33,395       $82,260      $66,150
         Interest expense...............      15,692          8,675        29,228       16,860
         --------------------------------------------------------------------------------------
            Net interest income              $27,968        $24,720       $53,032      $49,290
         --------------------------------------------------------------------------------------
         Net interest margin                     5.6%           5.3%          5.5%         5.1%
         --------------------------------------------------------------------------------------

         The Company's net interest margin increased to 5.6% and 5.5%, respectively, for the first quarter and six months of 1995 from 5.3% and 5.1%, respectively, for the same periods of 1994. The increased spread resulted primarily from an increase in the Company's base lending rate which rose an average of 112 basis points since the quarter ended June 30, 1994. In addition to the increase in interest rates, the Company's average loan portfolio for the quarter ended June 30, 1995 grew $150 million, or 11% from the same quarter of 1994. For the six months ended June 30, 1995, the average loan portfolio increased approximately $80 million, or 6% from the first half of 1994. As illustrated by Tables 1 and 2 (see pages 15 and 16), the growth in the Company's loan portfolio significantly impacted net interest income for both the quarter and six months ended June 30, 1995. Concurrently, the Company's borrowing rates have increased, as has its volume of interest-bearing liabilities, although not as rapidly as its lending rates, resulting in part from the Company's efforts to competitively market its certificates of deposit ("CD"). Average demand deposit levels for the quarter and six months ended June 30, 1995 declined approximately $121 million and $206 million, respectively, from the same periods in the prior year. As a result, the Company returned to the CD market to supplement its funding base. This is evidenced by the growth in average time deposits which increased $221 million and $160 million for the quarter and six months ended June 30, 1995, as compared to the same period of 1994.

         The net effect of the Company's investment in derivative financial instruments was a $2.9 million and $5.9 million reduction, respectively, in net interest income for the quarter and six months ended June 30, 1995, resulting in a 58 basis point reduction in net interest margin for the quarter ended June 30, 1995 and a 60 basis point reduction in net interest margin for the first half of 1995 (see Asset/Liability Management). The impact of these instruments for the quarter and six months ended June 30, 1994 was 16 and 5 basis point reductions in net interest margin.

         In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $4.0 million and $3.7 million, respectively, for the six months ended June 30, 1995 and 1994. The net interest margin for each period would have been 5.0% and 4.7%, respectively.

         Provision for Loan Losses: The provision for loan losses totaled $3.2 million and $4.6 million, respectively, for the quarter and six months ended June 30, 1995 as compared to $5.1 million and $7.2 million, respectively, for the same periods of 1994. Net charge-offs amounted to $6.1 million and $9.7 million, respectively, for the six months ended June 30, 1995 and 1994. As a percentage of average loans outstanding, net charge-offs were 0.84% and 1.39%, respectively, for the six months ended June 30, 1995 and 1994. The provision for loan losses reflects management's ongoing evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         Noninterest Income: Noninterest income amounted to $9.4 million and $17.7 million for the second quarter and first half of 1995 as compared to $8.3 million and $16.1 million recorded for the same periods of 1994.

         --------------------------------------------------------------------------------------
                                                 Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
         (In Thousands)                         1995           1994          1995         1994
         --------------------------------------------------------------------------------------
         Service charges on deposit
          accounts......................     $ 1,056        $ 1,244       $ 2,058      $ 2,579
         Trust fees.....................       1,892          1,649         3,807        3,292
         Gain on origination and
          sale of loans.................         429          1,190           960        2,087
         Equity in net earnings of
          Imperial Credit
          Industries, Inc...............       1,123            280         1,057          471
         Other service charges and
          fees..........................       1,851          1,556         3,363        3,043
         Merchant and credit card
          fees..........................       1,575          1,570         3,014        2,931
         Gain (loss) on securities
          available for sale............         (76)          (313)          267         (264)
         Gain on trading account
          securities....................       1,101            236         1,808          446
         Gain on sale of real
          property held for
          sale or investment............          --            507            --          507
         Other income...................         424            393         1,399        1,043
         --------------------------------------------------------------------------------------
         Total                               $ 9,375        $ 8,312       $17,733      $16,135
         --------------------------------------------------------------------------------------

         The Company engages in trading various instruments including the guaranteed portion of government guaranteed loans, precious metals and foreign currencies. Combined, these trading activities resulted in a $0.9 million increase in trading income for the second quarter of 1995 from the same quarter of 1994. Trading income for the first half of 1995 was up $1.4 million from the same period of 1994. Trust fees grew $0.2 million, or 15%, in the second quarter of 1995 over the same period of last year while increasing $0.5 million, or 16%, year to year. These increases result from the Company's trust subsidiary's strategies to retain higher margin business relationships.

         Gain on origination and sale of loans for the period ended June 30, 1995 represents earnings on Small Business Administration ("SBA") lending activities. The decline in earnings from the prior year is related to the dissolution of the Company's mortgage banking division in the fourth quarter of 1994. Excluding mortgage banking activity from prior year earnings, gain on origination and sale of SBA loans for the six months ended June 30, 1995 has increased $0.2 million, or 17% from the same period of 1994. Service charges on deposit accounts for the quarter and six months ended June 30, 1995 have declined $0.2 million and $0.5 million, respectively, from the same periods in the prior year due to the decrease in demand deposits.

         Included in the equity pickup from Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) for the three and six months ended June 30, 1995 was an adjustment to the income recognized for the first quarter of 1995. On July 24, 1995, ICII revised its previously reported earnings for the quarter ended March 31, 1995 as a result of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122"). The adjustment related to the implementation of FAS 122 was not material.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         Noninterest Expense: Noninterest expense totaled $26.9 million and $53.2 million for the quarter and six months ended June 30, 1995 as compared to $26.0 million and $54.6 million for the same periods in the prior year.

         --------------------------------------------------------------------------------------
                                                 Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
         (In Thousands)                         1995           1994          1995         1994
         --------------------------------------------------------------------------------------
         Salary and employee benefits.....   $11,532        $10,936       $23,121      $22,919
         Net occupancy expense............     2,203          2,372         4,312        4,735
         Furniture and equipment..........     1,265          1,382         2,503        2,629
         Data processing..................     1,937          2,636         4,019        4,798
         Customer services................     1,960          1,511         4,001        3,726
         Net real estate owned expense....     1,214          1,850         2,328        3,171
         Regulatory assessments...........     1,242          1,556         2,512        3,197
         Professional and consulting......     1,093          1,168         1,912        2,272
         Business development.............       799            833         1,614        1,620
         Lawsuit settlement...............       143         (1,734)          193       (1,734)
         Other expense....................     3,491          3,442         6,705        7,083
         --------------------------------------------------------------------------------------
         Total                               $26,879        $25,952       $53,220      $54,416
         --------------------------------------------------------------------------------------

         Exclusive of the lawsuit settlement recorded in the prior year which netted the Company $1.7 million, noninterest expense for the quarter and six months ended June 30, 1995 decreased $0.8 million and $2.9 million, respectively. As evidenced by the above table, the decrease in noninterest expense was primarily due to a reduction in the Company's operating expenses, including deposit insurance premiums, which declined $0.7 million for the six months ended June 30, 1995 from the same period of 1994. The Company's data processing costs for the quarter ended June 30, 1995 dropped $0.7 million compared to the prior year as a result of the major conversion of the Company's data processing systems which took place in 1994. For the second quarter of 1995 to second quarter 1994, operating costs were down $0.8 million. The Company's cost to carry REO during the first half of 1995 has decreased $0.8 million from the prior year as a result of the lower REO balances experienced during the first half of 1995.

         Income Taxes: The Company recorded income tax expense of $3.7 million for the six months ended June 30, 1995 representing an effective tax rate of approximately 28%. For the same period of 1994, the Company's effective tax rate approximated 38%. During the first quarter of 1995, the Company recorded a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Excluding this one time reduction of income tax expense, the Company's effective tax rate would have been 35% for the first half of 1995. At June 30, 1995, the Company had a net deferred tax receivable of $6.2 million, net of a $1.5 million valuation allowance as compared to a $7.1 million net deferred tax receivable, net of a $2.3 million valuation allowance at December 31, 1994. The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1995. The $0.8 million net change in the valuation allowance for deferred tax assets from year end 1994 primarily results from actual taxable income experienced to date which currently exceeds the Company's projection of taxable income for 1995.

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

         The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $789 million and $780 million, respectively, for the quarter and six months ended June 30, 1995 as compared to $910 million and $987 million for the same periods of 1994. The Company's average demand deposits

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         and average shareholders equity funded 43.7% and 44.1%, respectively, of average total assets for the second quarter and first six months of 1995 as compared to 49.7% and 51.0% respectively, for the same periods of 1994. These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first six months of 1995, the Company experienced a net cash outflow from its investing activities of $190.3 million primarily from the growth in the Company's loan portfolio. The outflows were offset by the $232.7 million net cash provided by the Company's financing activities consisting mainly of deposit inflows, primarily certificates of deposit. These deposit inflows were partially offset by the repayment of short-term borrowings.

         Interest Rate Sensitivity Management: The primary objectives of the asset liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives, and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pre-tax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

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

         Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At June 30, 1995, the Company maintained a positive cumulative one year gap of approximately $603 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap positions the Company for increased net interest income during a period of rising interest rates but also exposes it to an adverse impact on net interest income in a falling rate environment. The Company's asset sensitivity, as measured by its cumulative positive one year gap, increased from year end 1994 as it is no longer impacted by its derivative instruments.

         The Company's net interest margin is very sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans. are tied to the Prime rate, an index that tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. An analysis of the historic relationship between the Prime rate and LIBOR showed that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment. In order to provide protection against a narrowing of the Prime rate and LIBOR spread and reduce asset sensitivity in the event of falling interest rates, the Company entered into a series of derivative financial contracts in 1993 and 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio, while retaining some positive asset sensitivity in the event of an increase in interest rates.

         At June 30, 1995, the Company's derivative financial contracts consisted of several types of instruments including interest rate swaps with embedded options and associated written options, purchased options and interest rate floors. The interest rate swaps with embedded options had a notional value of $200 million at June 30, 1995 and mature in the first quarter of 1996. The embedded options with increasing strike prices of 25 basis points per quarter cap the rate received on the interest rate swaps.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing rate asset to retain asset sensitivity.

         The interest rate swaps with linked written options had a notional value of $300 million at June 30, 1995 and mature in the fourth quarter of 1995 and first quarter of 1996. The associated options had a notional value of $400 million at June 30, 1995 including $268 million of financial futures contracts. These linked options, in the same manner as the embedded options, were intended to cap the rate received on the interest rate swaps at escalating strike prices built into the options. The packaged options and futures contracts are stacked with $300 million expiring during the third quarter and the final $100 million in the fourth quarter of 1995.

         As interest rates continued to rise more quickly than anticipated in 1994 and other market related events caused a deterioration in the values of derivative instruments, the strike price of the escalating options written was exceeded by LIBOR. To prevent further negative impact on interest income from the interest rate swaps with both embedded and linked options, the Company purchased options during the second half of 1994 with terms similar to the linked options written and embedded options thus effectively capping the Company's exposure to further losses. The notional value of the options purchased was $800 million at June 30, 1995.

         The combined economic impact of the Company's derivative financial instruments discussed above was a $2.9 million and $5.9 million reduction, respectively, in net interest income for the quarter and six months ended June 30, 1995 resulting in a 58 basis point reduction in net interest margin for the quarter ended June 30, 1995 and a 60 basis point reduction in net interest margin for the first half of 1995. The impact of these instruments for the quarter and six months ended June 30, 1994 was 16 and 5 basis point reductions in net interest margin. The total cost to terminate the Company's derivative financial positions as of June 30, 1995 would have been $ 2.4 million with a maximum potential loss exposure of $7.6 million. This had improved to a cost to terminate of $1.5 million and a maximum loss exposure of $6.2 million at July 31, 1995. Exclusive of the impact of premiums received on linked options and paid for purchased options, the cash requirement and negative impact on net interest income associated with the derivative transactions would be $3.1 million if interest rates remain unchanged through the final maturity of these instruments in early 1996.

         During the first and second quarter of 1995, the Company's asset sensitivity was increasing as previously discussed. In response to this and the general asset sensitive nature of the balance sheet, the Company purchased interest rate floors whose purpose was to protect against a drop in interest rates. The Company also purchased interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The interest rate floors, with a notional value of $500 million at June 30, 1995, expire in the second quarter of 1996. The floors provide protection to the Company in the event that the three month LIBOR drops below the strike price of 6.0% associated with the floor. In July 1995, the Company revised the interest rate floor to decrease the associated strike price to 5.5%. The unrealized gain of the floors approximated $3.4 million at June 30, 1995. The interest rate caps have a notional value of $1.1 billion at June 30, 1995 and expire at the rate of $250 million per quarter beginning in the fourth quarter of 1995 with the final $100 million expiring in the final quarter of 1996. The caps provide protection to the Company in the event that the three month LIBOR rises above the strike prices of the caps which range from 8.0% to 8.5%. The unrealized gain of the caps approximated $57,000 at June 30, 1995. During July 1995, the Company purchased an additional $550 million in interest rate caps which expire in a manner similar to the caps previously discussed; $125 million in the fourth quarter of 1995 and third quarter of 1996, and $150 million in the first and second quarter of 1996.

    ASSET QUALITY

         Allowance for loan losses: The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition, prior loan loss experience and the Company's on-going examination process to ensure timely identification of potential problem loans. At June 30, 1995, the allowance for loan losses amounted to $38.5 million or 2.5% of total loans as compared to $40.1 million or 2.9% of total loans at December 31, 1994 and

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         $40.3 million or 3.0% of total loans at June 30, 1994. While management uses available information to analyze losses on loans, future additions to the allowance may be considered necessary based on changes in economic conditions and loss trends in the loan portfolio.

         Nonaccrual loans, restructured loans and real estate owned: Asset quality improvement was evidenced by an $8.9 million reduction in nonaccrual loans from June 30, 1994, as well as a $17.0 million reduction in real estate owned from June 30, 1994. Nonaccrual loans of $14.5 million decreased $3.7 million from year end 1994 while REO of $22.9 million at June 30, 1995 decreased $6.1 million from year end 1994. The allowance for loan losses coverage of nonaccrual loans at second quarter end approximated 266%, an increase from 221% at year end 1994 and an increase from 172% at June 30, 1994. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected.

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

         The Company considers a loan to be impaired when it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. In determining impairment, the Company considers loans with the following characteristics: nonaccrual loans, restructured loans, and performing loans for which it is probable the contractual terms of the original loan agreement will not be met. The Company bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Non-collateral dependent loans are valued based on a present value calculation of expected future cash flows discounted at the loan's effective rate. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Principal deemed to be uncollectible is recorded through a charge-off to the allowance for loan losses. At June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $36.0 million, of which $14.5 million were on nonaccrual status. The total allowance for potential losses related to such loans was $8.7 million. During the first six months of 1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $1.0 million. At June 30, 1995, $6.6 million of the impaired loans were current as to principal and interest.

         Excluding nonaccrual loans, restructured loans and impaired loans, the Company had potential problem loans approximating $49.5 million at June 30, 1995. The balance primarily represented real estate loans secured by commercial real estate. At June 30, 1995, these loans were current as to principal and interest.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

         ------------------------------------------------------------------------------------------------------------------------
                                                                   June 30,      March 31,     Dec. 31,    Sept. 30,     June 30,
         (In Thousands)                                               1995           1995         1994         1994         1994
         ------------------------------------------------------------------------------------------------------------------------
         Nonaccrual loans:
            Commercial loans..............................      $    7,358     $   11,954     $ 10,884     $  8,098     $ 16,071
            Real estate loans.............................           7,121          6,623        7,272        2,392        7,398
            Consumer loans................................              --             --           --           --           --
         ------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans                                 $   14,479     $   18,577     $ 18,156     $ 10,490     $ 23,469
         ------------------------------------------------------------------------------------------------------------------------
         Restructured loans                                     $    4,097     $    3,238     $  5,948     $  4,116     $  4,128
         ------------------------------------------------------------------------------------------------------------------------
         Real estate owned:
            Foreclosed assets.............................      $   26,272     $   25,138     $ 35,446     $ 41,470     $ 26,656
            In-substance foreclosures.....................              --             --           --        2,995       17,150
         ------------------------------------------------------------------------------------------------------------------------
            REO, gross....................................      $   26,272     $   25,138     $ 35,446     $ 44,465     $ 43,806
            Less valuation allowance......................          (3,381)        (3,312)      (6,475)      (5,434)      (3,965)
         ------------------------------------------------------------------------------------------------------------------------
               REO, net                                         $   22,891     $   21,826     $ 28,971     $ 39,031     $ 39,841
         ------------------------------------------------------------------------------------------------------------------------
                  Total                                         $   41,467     $   43,641     $ 53,075     $ 53,637     $ 67,438
         ------------------------------------------------------------------------------------------------------------------------

         On an on-going basis, management closely monitors the loan portfolio in addition to evaluating the continued adequacy of the allowance for loan losses. Loans deemed uncollectible by management are charged to the allowance for loan losses. Recoveries on previously charged off loans are credited to the allowance.

    CAPITAL

         Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At June 30, 1995, shareholders equity totaled $210 million as compared to $198 million at December 31, 1994 and $189 million at June 30, 1994.

         Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action legislation, the guidelines require adequately capitalized institutions to maintain a Tier I (core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be well capitalized. Tier I capital basically consists of common stockholders equity and noncumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. The Bank is considered well capitalized with Tier I and total capital ratios at June 30, 1995 of 9.8% and 11.0%, respectively, as compared to 10.7% and 12.0%, respectively, the year earlier.

 -------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         Capital Ratios for Imperial Bank/(1)/

         --------------------------------------------------------------------------------------------------------------
         June 30, (In Thousands)                                                           1995                1994
         --------------------------------------------------------------------------------------------------------------
         Tier I:
            Common stockholders' equity and preferred stock/(2)/..................      $  199,537          $  188,652
            Disallowed assets.....................................................          (2,523)             (1,342)
         --------------------------------------------------------------------------------------------------------------
               Tier I capital                                                           $  197,014          $  187,310
         --------------------------------------------------------------------------------------------------------------
         Tier II:
            Allowance for loan losses allowable in Tier II........................          25,392              22,117
         --------------------------------------------------------------------------------------------------------------
               Total risk-based capital                                                 $  222,406          $  209,427
         --------------------------------------------------------------------------------------------------------------
         Risk-weighted balance sheet assets                                             $1,803,950          $1,625,189
         --------------------------------------------------------------------------------------------------------------
         Risk-weighted off-balance sheet items:
            Commitments to make or purchase loans.................................         152,281              84,028
            Standby letters of credit.............................................          59,012              43,965
            Other.................................................................          18,626              17,528
         --------------------------------------------------------------------------------------------------------------
            Total risk-weighted off-balance sheet items                                 $  229,919          $  145,521
         --------------------------------------------------------------------------------------------------------------
         Disallowed assets........................................................          (2,523)             (1,342)
         Allowance for loan losses not included in Tier II........................         (13,092)            (18,247)
         --------------------------------------------------------------------------------------------------------------
               Total risk-weighted assets                                               $2,018,254          $1,751,121
         --------------------------------------------------------------------------------------------------------------
         Risk-based capital ratios:
            Tier I capital (4.0% minimum requirement).............................             9.8%               10.7%
            Total capital (8.0% minimum requirement)..............................            11.0%               12.0%
            Leverage ratio (6.5% minimum requirement).............................             8.6%                8.5%
         --------------------------------------------------------------------------------------------------------------

         /(1)/ As reported on the June 30, 1995 and 1994 FDIC call reports.

         /(2)/ Excludes unrealized gain (loss) on securities available for sale.

         In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio requirement is 6.5% as stipulated in its Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Company ("FDIC") and the California State Banking Department ("State") which was revised during the third quarter of 1993. The Bank's leverage ratio for June 30, 1995 was 8.6% as compared to 8.5% the prior year. In addition to the leverage ratio requirement, the revised MOU established levels for the reduction of classified assets identified in the 1992 examination. No specific targets for the reduction of classified assets were set in the revised MOU as a result of the 1993 examination. In addition, the MOU requires the prior written consent of dividends of the Bank by the FDIC and the State. Management believes that the Bank was in compliance with the terms of the MOU at June 30, 1995.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

Consolidated Balance Sheet

         -----------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
         Imperial Bancorp and Subsidiaries                                                          June 30,        December 31,
         (In Thousands, Except Share Data)                                                             1995                1994
         -----------------------------------------------------------------------------------------------------------------------
         ASSETS
         Cash and due from banks..........................................................       $  234,101          $  168,626
         Deposits placed with banks.......................................................              823                  --
         Trading account securities.......................................................           68,065              74,028
         Securities available for sale (at fair value)....................................          233,853             388,249
         Investment securities (fair value of $5,882 and $6,146 for 1995 and
          1994, respectively).............................................................            5,882               6,146
         Federal funds sold and securities purchased under resale agreements..............          455,000             276,500
         Loans held for sale (fair value of $1,722 and $768 for 1995 and
          1994, respectively).............................................................            1,569                 768
         Loans:
            Loans, net of unearned income and deferred loan fees..........................        1,544,684           1,375,146
               Less allowance for loan losses.............................................          (38,484)            (40,072)
         -----------------------------------------------------------------------------------------------------------------------
                  Total net loans                                                                $1,506,200          $1,335,074
         -----------------------------------------------------------------------------------------------------------------------
         Premises and equipment, net......................................................           16,921              18,254
         Accrued interest receivable......................................................           14,673              12,769
         Real estate owned, net...........................................................           22,891              28,971
         Income taxes receivable..........................................................            5,297               3,573
         Real property held for sale or investment........................................               --                 234
         Investment in Imperial Credit Industries, Inc....................................           31,991              30,934
         Other assets.....................................................................           31,063              34,583
         -----------------------------------------------------------------------------------------------------------------------
                  Total assets                                                                   $2,628,329          $2,378,709
         -----------------------------------------------------------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Deposits:
            Demand........................................................................       $1,049,362          $  928,728
            Savings.......................................................................           17,288              27,207
            Money market..................................................................          436,378             491,090
            Time--under $100,000..........................................................          255,681             168,044
            Time--$100,000 and over.......................................................          502,668             344,641
         -----------------------------------------------------------------------------------------------------------------------
                  Total deposits                                                                  2,261,377           1,959,710
         -----------------------------------------------------------------------------------------------------------------------
         Accrued interest payable.........................................................            6,684               5,209
         Short-term borrowings............................................................          121,509             190,919
         Long-term borrowings.............................................................            8,083               8,153
         Other liabilities................................................................           20,175              16,942
         Minority interest in consolidated subsidiary.....................................              654                  --
         -----------------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                              $2,418,482          $2,180,933
         -----------------------------------------------------------------------------------------------------------------------
         Stockholders' equity:
            Common stock--no par, 50,000,000 shares authorized; 13,645,806 shares at June 30, 1995 and 12,832,609 shares at December 31, 1994
               issued and outstanding.....................................................          128,434             117,144
            Unrealized gain (loss) on securities available for sale, net of tax...........              577                (847)
            Retained earnings.............................................................           80,836              81,479
         -----------------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                                     $  209,847          $  197,776
         -----------------------------------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                                     $2,628,329          $2,378,709
         -----------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

Consolidated Statement of Income

         ------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended              Six months ended
         Imperial Bancorp and Subsidiaries                                                 June 30,                      June 30,
         (In Thousands, Except Per Share Data)                                 1995           1994           1995           1994
         ------------------------------------------------------------------------------------------------------------------------
         Interest income:
            Loans.......................................................    $35,614        $28,155        $66,769        $55,686
            Deposits placed with banks..................................    $     5        $    --        $     5        $    --
            Trading account securities..................................      1,368            778          2,319          1,219
            Securities available for sale...............................      4,178          2,667          8,925          5,203
            Investment securities.......................................         79            110            153            250
            Federal funds sold and securities purchased under
             resale agreements..........................................      2,340          1,522          3,933          3,389
            Loans held for sale.........................................         76            163            156            403
         ------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        $43,660        $33,395        $82,260        $66,150
         ------------------------------------------------------------------------------------------------------------------------
         Interest expense:
            Deposits....................................................     14,427          7,671         26,442         14,668
            Short-term borrowings.......................................      1,110            836          2,481          1,857
            Long-term borrowings........................................        155            168            305            335
         ------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                       $15,692        $ 8,675        $29,228        $16,860
         ------------------------------------------------------------------------------------------------------------------------
            Net interest income.........................................     27,968         24,720         53,032         49,290
            Provision for loan losses...................................      3,175          5,084          4,556          7,216
         ------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses          $24,793        $19,636        $48,476        $42,074
         ------------------------------------------------------------------------------------------------------------------------
         Noninterest income:
            Service charges on deposit accounts.........................      1,056          1,244          2,058          2,579
            Trust fees..................................................      1,892          1,649          3,807          3,292
            Gain on origination and sale of loans.......................        429          1,190            960          2,087
            Equity in net earnings of Imperial Credit
             Industries, Inc............................................      1,123            280          1,057            471
            Other service charges and fees..............................      1,851          1,556          3,363          3,043
            Merchant and credit card fees...............................      1,575          1,570          3,014          2,931
            (Loss) gain on securities available for sale................        (76)          (313)           267           (264)
            Gain on trading account securities..........................      1,101            236          1,808            446
            Gain on sale of real property held for sale or investment...         --            507             --            507
            Other income................................................        424            393          1,399          1,043
         ------------------------------------------------------------------------------------------------------------------------
               Total noninterest income                                     $ 9,375        $ 8,312        $17,733        $16,135
         ------------------------------------------------------------------------------------------------------------------------
         Noninterest expense:
            Salary and employee benefits................................     11,532         10,936         23,121         22,919
            Net occupancy expense.......................................      2,203          2,372          4,312          4,735
            Furniture and equipment.....................................      1,265          1,382          2,503          2,629
            Data processing.............................................      1,937          2,636          4,019          4,798
            Customer services...........................................      1,960          1,511          4,001          3,726
            Net real estate owned expense...............................      1,214          1,850          2,328          3,171
            Regulatory assessments......................................      1,242          1,556          2,512          3,197
            Professional and consulting.................................      1,093          1,168          1,912          2,272
            Business development........................................        799            833          1,614          1,620
            Lawsuit settlement..........................................        143         (1,734)           193         (1,734)
            Other expense...............................................      3,491          3,442          6,705          7,083
         ------------------------------------------------------------------------------------------------------------------------
               Total noninterest expense                                    $26,879        $25,952        $53,220        $54,416
         ------------------------------------------------------------------------------------------------------------------------
         Income before income taxes and minority interest...............      7,289          1,996         12,989          3,793
         Income tax provision...........................................      2,637            787          3,681          1,459
         Minority interest in income of consolidated subsidiary.........          4             --              4             --
         ------------------------------------------------------------------------------------------------------------------------
            Net income                                                      $ 4,648        $ 1,209        $ 9,304        $ 2,334
         ------------------------------------------------------------------------------------------------------------------------
            Net income per share                                              $0.33          $0.09          $0.66          $0.17
         ------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

Consolidated Statement of Cash Flows


         ------------------------------------------------------------------------------------------------------------------------
         Imperial Bancorp and Subsidiaries
         Six months ended June 30, (In Thousands)                                                   1995                1994
         ------------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
            Net income....................................................................       $     9,304         $     2,334
            Adjustments for noncash charges (credits):
               Depreciation and amortization..............................................               638                 133
               Accretion of purchased loan discount.......................................            (1,260)                 --
               Provision for loan losses..................................................             4,556               7,216
               Provision for real estate owned............................................               989               1,808
               Equity in net earnings of Imperial Credit Industries, Inc..................            (1,057)               (471)
               (Gain) loss on sale of real estate owned...................................               (40)                 (3)
               Gain on sale of real property held for sale or investment..................               (75)               (507)
               (Gain) loss on sale of premises and equipment..............................                (4)                111
               Writedown for impairment of equity investment..............................               500                 503
               (Gain) loss on securities available for sale...............................              (267)                264
               Net change in trading account securities...................................             5,963             (23,043)
               Net change in loans held for sale..........................................              (801)             13,684
               Net change in accrued interest receivable..................................            (1,904)             (2,116)
               Net change in accrued interest payable.....................................             1,475               1,779
               Net change in income taxes receivable......................................            (1,724)              8,314
               Net change in other liabilities............................................             3,233              (1,777)
               Net change in other assets.................................................             3,520              (8,157)
         ------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                         $    23,046         $        72
         ------------------------------------------------------------------------------------------------------------------------
         Cash flows from investing activities:
            Net change in deposits placed with banks......................................              (823)                 --
            Proceeds from investment securities...........................................                14               2,950
            Purchase of investment securities.............................................              (250)               (251)
            Proceeds from sale of securities available for sale...........................           774,005           1,205,700
            Proceeds from maturities of securities available for sale.....................           424,194             300,937
            Purchase of securities available for sale.....................................        (1,040,973)         (1,375,767)
            Net change in federal funds sold and securities
             purchased under resale agreements............................................          (178,500)            225,019
            Net change in loans...........................................................          (183,412)            107,358
            Capital expenditures..........................................................            (2,176)             (4,529)
            Proceeds from sale of real estate owned.......................................            17,278              20,341
            Proceeds from sale of real property held for sale or investment...............               309              14,628
            Proceeds from sale of premises and equipment..................................                 9                  --
         ------------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities                               $  (190,325)        $   496,386
         ------------------------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Net change in demand deposits, savings, and money market accounts.............            55,420            (349,249)
            Net change in time deposits...................................................           245,664             (13,365)
            Net change in short-term borrowings...........................................           (68,827)            (77,546)
            Retirement of long-term borrowings............................................               (70)                (25)
            Proceeds from exercise of employee stock options..............................               578               1,004
            Other.........................................................................               (11)                 (9)
         ------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                               $   232,754         $  (439,190)
         ------------------------------------------------------------------------------------------------------------------------
               Net change in cash and due from banks                                             $    65,475         $    57,268
         ------------------------------------------------------------------------------------------------------------------------
               Cash and due from banks, beginning of year                                        $   168,626         $   158,126
         ------------------------------------------------------------------------------------------------------------------------
               Cash and due from banks, end of period                                            $   234,101         $   215,394
         ------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

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

              NOTE (3) STATEMENT OF CASH FLOWS

              The following information supplements the statement of cash flows.

              ------------------------------------------------------------------
              June 30, (In Thousands)                           1995       1994
              ------------------------------------------------------------------
              Interest paid...............................    $27,753    $15,081
              Taxes refunded..............................         --      6,499
              Taxes paid..................................      6,770      3,756
              Significant noncash transactions:
                 Loans transferred to real estate owned...     10,983      7,891
              ------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------
TABLE 1 - AVERAGE BALANCES, YIELDS AND RATES PAID

The following table sets forth the average daily balances for major categories of assets, liabilities and stockholders' equity including interest-earning assets and interest-bearing liabilities and the average interest rates earned and paid thereon. The yields are not presented on a tax equivalent basis as the effects are not material.

                                                                       Three months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                              1995                              1994
------------------------------------------------------------------------------------------------------------------------------------
                                                               Interest                                    Interest
                                                  Average       Income/      Average         Average        Income/       Average
(In Thousands)                                    Balance       Expense       Rate %         Balance        Expense        Rate %
------------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans(1)..................................   $1,508,567      $35,614(2)      9.4%         $1,358,824     $28,155(2)      8.3%
   Deposits placed with banks................          406            5         4.9                  --          --          --
   Trading account securities................       72,306        1,368         7.6              59,223         778         5.3
   Securities available for sale.............      250,290        4,178         6.7             282,235       2,667         3.8
   Investment securities.....................        6,218           79         5.1               6,011         110         7.3
   Federal funds sold and securities
     purchased under resale agreements.......      154,814        2,340         6.0             153,590       1,522         4.0
   Loans held for sale.......................        2,699           76        11.3               8,407         163         7.8
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets             $1,995,300      $43,660         8.8%         $1,868,290     $33,395         7.1%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses....................      (40,536)                                    (43,199)
Cash.........................................      196,601                                     226,589
 Other assets.................................     123,299                                     162,373
                                                ----------                                  ----------
    Total assets..............................  $2,274,664                                  $2,214,053
                                                ==========                                  ==========
Interest-bearing
 liabilities:
   Savings...................................   $   21,309      $   134         2.5%          $28,133           175         2.5%
   Money market..............................      432,846        3,063         2.8           469,737         2,657         2.3
   Time - under $100,000.....................      254,996        4,120         6.5           189,720         1,933         4.1
   Time - $100,000 and over..................      458,821        7,110         6.2           303,375         2,906         3.8
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits           $1,167,972      $14,427         4.9%          990,965       $ 7,671         3.1%
-----------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings.....................       75,055        1,110         5.9            93,451           836         3.6
   Long-term borrowings......................        8,109          155         7.6             9,865           168         6.8
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities        $1,251,136      $15,692         5.0%        1,094,281       $ 8,675         3.2%
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits..............................      788,540                                    909,798
Other liabilities............................       28,755                                     20,197
Stockholders' equity.........................      206,233                                    189,777
                                                ----------                                 ----------
      Total liabilities and
       stockholders' equity..................   $2,274,664                                  2,214,053
                                                ==========                                 ==========
Net interest income/net
 interest margin.............................                   $27,968         5.6%                        $24,720         5.3%
                                                                ===================                         ===================
                                                                       Six months ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                              1995                              1994
------------------------------------------------------------------------------------------------------------------------------------
                                                               Interest                                   Interest
                                                  Average       Income/      Average       Average         Income/        Average
(In Thousands)                                    Balance       Expense       Rate %       Balance         Expense         Rate %
---------------------------------------------------------------------------------------------------------------------------------
   Loans(1)..................................   $1,464,289      $66,769(2)      9.1%         $1,384,465     $55,686(2)      8.0%
   Deposits placed with banks................          204            5         4.9                  --          --          --
   Trading account securities................       63,095        2,319         7.4              49,171       1,219         5.0
   Securities available for sale.............      275,974        8,925         6.5             301,630       5,203         3.4
   Investment securities.....................        6,181          153         5.0               6,860         250         7.3
   Federal funds sold and securities
     purchased under resale agreements.......      132,297        3,933         5.9             190,598       3,389         3.6
   Loans held for sale.......................        2,787          156        11.2              12,793         403         6.3
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets             $1,944,827      $82,260         8.5%         $1,945,517     $66,150         6.8%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses....................      (40,471)                                     (43,116)
Cash.........................................      200,049                                      241,191
Other assets.................................      127,420                                      162,501
                                                ----------                                   ----------
   Total assets..............................   $2,231,825                                   $2,306,093
                                                ==========                                   ==========
Interest-bearing
 liabilities:
   Savings...................................   $   28,857      $   359         2.5%         $   25,918     $   322         2.5%
   Money market..............................      448,193        6,172         2.8             461,411       5,062         2.2
   Time - under $100,000.....................      237,201        7,409         6.2             179,563       3,570         4.0
   Time - $100,000 and over..................      414,175       12,502         6.0             312,071       5,714         3.7
------------------------------------------------------------ -----------------------------------------------------------------------
      Total interest-bearing deposits           $1,128,426      $26,442         4.7%         $  978,963     $14,668         3.0%
------------------------------------------------------------ -------------------------------------------------- --------------------
   Short-term borrowings.....................       85,020        2,481         5.8             122,988       1,857         3.0
   Long-term borrowings......................        8,129          305         7.5               9,866         335         6.8
------------------------------------------------------------ -----------------------------------------------------------------------
      Total interest-bearing liabilities        $1,221,575      $29,228         4.8%         $1,111,817     $16,860         3.0%
------------------------------------------------------------ -----------------------------------------------------------------------
Demand deposits..............................      780,142                                      986,989
Other liabilities............................       26,522                                       18,697
Stockholders' equity.........................      203,586                                      188,590
      Total liabilities and                     ----------
                                                                                             ----------
       stockholders' equity..................    2,231,825                                    2,306,093
                                                ==========                                   ==========
Net interest income/net
 interest margin.............................                   $53,032        5.5%                         $49,290         5.1%
                                                                ===================                         ===================

(1) Includes nonaccrual loans.

(2) Includes net loan fees of $2,030,000 and $2,342,000 for the six months ended June 30, 1995 and 1994, respectively, and $1,198,000 and $1,398,000 for the three months ended June 30, 1995 and 1994, respectively.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------------
                                           Three months ended June 30,                             Six months ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                  1995 Over 1994                                       1995 Over 1994
                                                               Rate/                                             Rate/
(In Thousands)                      Volume      Rate(1)       Volume     Total        Volume       Rate(1)      Volume      Total
-----------------------------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in:
   Loans, net of unearned
    income and deferred
    loan fees.................      3,107        3,737          615       7,459        3,193        7,615          275      11,083
   Deposits placed with
    banks.....................          5           --           --           5            5           --           --           5
   Trading account
    securities................        173          341           76         590          348          590          162       1,100
   Securities available
    for sale..................       (303)       2,046         (232)      1,511         (436)       4,675         (517)      3,722
   Investment securities......          4          (33)          (2)        (31)         (25)         (79)           7         (97)
   Federal funds sold and
    securities purchased
    under resale agreements...         12          768           38         818       (1,049)       2,192         (599)        544
   Loans held for sale........       (111)          73          (49)        (87)        (315)         313         (245)       (247)
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest income        $2,887       $6,932       $  446     $10,265      $ 1,721      $15,306      $  (917)    $16,110
-----------------------------------------------------------------------------------------------------------------------------------
   Savings....................        (41)          --           --         (41)          37           --           --          37
   Money market...............       (212)         587           31         406         (145)       1,384         (129)      1,110
   Time - under $100,000......        669        1,138          380       2,187        1,153        1,975          711       3,839
   Time - $100,000 and over...      1,477        1,820          907       4,204        1,889        3,589        1,310       6,788
-----------------------------------------------------------------------------------------------------------------------------------
      Total deposits               $1,893       $3,545       $1,318     $ 6,756      $ 2,934      $ 6,948      $ 1,892     $11,774
-----------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings......       (166)         538          (98)        274         (570)       1,722         (528)        624
   Long-term borrowings.......        (30)          20           (3)        (13)         (60)          35           (5)        (30)
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest
       expense                     $1,697       $4,103       $1,217     $ 7,017      $ 2,304      $ 8,705      $ 1,359     $12,368
-----------------------------------------------------------------------------------------------------------------------------------
      Changes in net
       interest income             $1,190       $2,829       $ (771)    $ 3,248      $  (583)     $ 6,601      $(2,276)    $ 3,742
-----------------------------------------------------------------------------------------------------------------------------------

         (1) The rate change for interest income includes a $2.9 million and $5.9 million impact of derivative instruments for the three and six months ended June 30, 1995.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

    TABLE 3 - SECURITIES

         (a) Investment Securities

         The following is a summary for the major categories of investment securities.

         ------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                       Amortized       Unrealized      Unrealized          Fair
         (In Thousands)                                     Cost            Gains          Losses         Value
         ------------------------------------------------------------------------------------------------------
         June 30, 1995
            Industrial development bonds..........        $4,532            $  --           $  --        $4,532
            Other securities......................         1,350               --              --         1,350
         ------------------------------------------------------------------------------------------------------
            Total                                         $5,882            $  --           $  --        $5,882
         ------------------------------------------------------------------------------------------------------
         December 31, 1994
            Industrial development bonds..........        $4,546            $  --           $  --        $4,546
            Other securities......................         1,600               --              --         1,600
         ------------------------------------------------------------------------------------------------------
            Total                                         $6,146            $  --           $  --        $6,146
         ------------------------------------------------------------------------------------------------------

         (b) Securities Available for Sale

         The following is a summary for the major categories of securities available for sale.

         ------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                       Amortized       Unrealized      Unrealized          Fair
         (In Thousands)                                     Cost            Gains          Losses         Value
         ------------------------------------------------------------------------------------------------------
         June 30, 1995
            U.S. Treasury and federal agencies....     $  200,362      $    1,293       $   (20)       $201,635
            Mutual funds..........................         26,971              --            --          26,971
            Other securities......................          5,518              --          (271)          5,247
         ------------------------------------------------------------------------------------------------------
            Total                                      $  232,851      $    1,293       $  (291)       $233,853
         ------------------------------------------------------------------------------------------------------
         December 31, 1994
            U.S. Treasury and federal agencies....     $  321,455      $       11       $  (517)       $320,949
            Mutual funds..........................         56,915              --            --          56,915
            Other securities......................         11,352               2          (969)         10,385
         ------------------------------------------------------------------------------------------------------
            Total                                      $  389,722      $       13       $(1,486)       $388,249
         ------------------------------------------------------------------------------------------------------

         Gross realized gains and losses for the three months ended June 30, 1995 were $10,000 and $86,000, respectively. For the same period of 1994, these amounts were zero and $313,000, respectively. Gross realized gains and losses for the six months ended June 30, 1995 were $417,000 and $150,000, respectively. These amounts were $49,000 and $313,000, respectively for the same period in the prior year.

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

    TABLE 4 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The following table summarizes changes in the allowance for loan losses and pertinent ratios.

         -------------------------------------------------------------------------------------------------------------------
         Six months ended June 30, (In Thousands)                                              1995                   1994
         -------------------------------------------------------------------------------------------------------------------
         Allowance for loan losses:
            Balance, beginning of year...........................................        $   40,072             $   42,800
         Loans charged off:
            Commercial...........................................................            (3,712)                (6,169)
            Real estate..........................................................            (3,501)                (5,196)
            Consumer.............................................................               (37)                   (80)
         -------------------------------------------------------------------------------------------------------------------
               Total loans charged off                                                   $   (7,250)            $  (11,445)
         -------------------------------------------------------------------------------------------------------------------
         Recoveries of loans previously charged off:
            Commercial...........................................................             1,042                  1,713
            Real estate..........................................................                43                     44
            Consumer.............................................................                21                     36
         -------------------------------------------------------------------------------------------------------------------
               Total loan recoveries                                                     $    1,106             $    1,793
         -------------------------------------------------------------------------------------------------------------------
         Net loans charged off...................................................            (6,144)                (9,652)
         Provision for loan losses...............................................             4,556                  7,216
         -------------------------------------------------------------------------------------------------------------------
         Balance, end of period                                                          $   38,484             $   40,364
         -------------------------------------------------------------------------------------------------------------------
         Loans outstanding, end of period                                                $1,544,684             $1,355,731
         -------------------------------------------------------------------------------------------------------------------
         Average loans outstanding                                                       $1,464,289             $1,384,465
         -------------------------------------------------------------------------------------------------------------------
         Ratio of net charge-offs to average loans...............................              0.84%(1)               1.39%(1)
         Ratio of allowance for loan losses to average loans.....................              2.63%                  2.92%
         Ratio of allowance for loan losses to loans outstanding at June 30......              2.49%                  2.98%
         Ratio of provision for loan losses to net chargeoffs....................                74%                    75%
         -------------------------------------------------------------------------------------------------------------------

         (1) Annualized

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

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

    TABLE 5 - REAL ESTATE OWNED

         (a) Real Estate Owned by Type of Project

         At June 30, 1995 and December 31, 1994, real estate owned by type of project is presented in the following table:

         -----------------------------------------------------------------------------------------
                                                                      June 30,        December 31,
         (In Thousands)                                                  1995                1994
         -----------------------------------------------------------------------------------------
         Acquisition and land development...................          $11,608             $15,010
         Single-family residential..........................            7,988              14,579
         -----------------------------------------------------------------------------------------
            Total residential                                         $19,596             $29,589
         -----------------------------------------------------------------------------------------
         Acquisition and land development...................            5,205                 255
         Retail facilities..................................               --               2,214
         Office.............................................            1,471               3,388
         -----------------------------------------------------------------------------------------
            Total nonresidential                                      $ 6,676             $ 5,857
         -----------------------------------------------------------------------------------------
               REO, gross                                             $26,272             $35,446
         -----------------------------------------------------------------------------------------
         Less valuation allowance...........................           (3,381)             (6,475)
         -----------------------------------------------------------------------------------------
               REO, net                                               $22,891             $28,971
         -----------------------------------------------------------------------------------------

         (b) Net Real Estate Owned Expense

         For the periods ended June 30, 1995 and 1994, net real estate owned expense was comprised of the following:

         -----------------------------------------------------------------------------------------
                                                          Three months ended     Six months ended
                                                                    June 30,             June 30,
         (In Thousands)                                 1995           1994       1995       1994
         -----------------------------------------------------------------------------------------
         Net loss (gain) on sale of
          real estate owned.......................    $     5        $  (109)    $  (40)    $   (3)
         Valuation adjustments
          charged to operations...................        489          1,200        989      1,808
         Direct holding costs.....................        720            759      1,379      1,366
         -----------------------------------------------------------------------------------------
         Net real estate owned
          expense                                     $ 1,214        $ 1,850     $2,328     $3,171
         -----------------------------------------------------------------------------------------

         The following table sets forth information regarding the Company's valuation allowance for REO.

         -----------------------------------------------------------------------------------------
                                                                        June 30,     December 31,
         (In Thousands)                                                     1995             1994
         -----------------------------------------------------------------------------------------
         Balance, beginning of period................................    $ 6,475          $ 3,084
         Provision for REO...........................................        989            5,291
         REO charged off.............................................     (4,083)          (1,900)
         -----------------------------------------------------------------------------------------
         Balance, end of period                                          $ 3,381          $ 6,475
         -----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

    TABLE 6 - FINANCIAL RATIOS

         -----------------------------------------------------------------------------------------------------------------------
                                                                              Three months ended              Six months ended
                                                                                         June 30,                      June 30,
                                                                             1995           1994           1995           1994
         -----------------------------------------------------------------------------------------------------------------------
         Net income as a percentage of: (1)
            Average stockholders' equity..............................       9.02%          2.55%          9.14%          2.48%
            Average total assets......................................       0.82           0.22           0.83           0.20
            Average earning assets....................................       0.93           0.26           0.96           0.24
         Average stockholders' equity as a percentage of:
            Average assets............................................       9.07%          8.57%          9.12%          8.18%
            Average loans.............................................      13.67          13.97          13.90          13.62
            Average deposits..........................................      10.54           9.98          10.67           9.59
         Stockholders' equity at period end as a percentage of:
            Total assets at period end................................         --             --           7.98%          8.01%
            Total loans at period end.................................         --             --          13.59          13.93
            Total deposits at period end..............................         --             --           9.28           9.32
         -----------------------------------------------------------------------------------------------------------------------

         (1) Annualized

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

Exhibits
Part I

    COMPUTATION OF EARNINGS PER SHARE

         Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

         During the periods ended June 30, 1995 and 1994, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.

           Three months ended June 30,           Six months ended June 30,
         ---------------------------------------------------------------------
            1995                1994              1995               1994
         ----------        ------------------------------      ---------------
         14,213,553        13,621,623/(1)/     14,145,744      13,512,240/(1)/

         /(1)/ Adjusted for a 5% stock dividend paid in the first quarter of 1995.


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

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

         ITEM 5. Other Information

                 During the third quarter of 1993, the Bank entered into a revised Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the California State Banking Department ("State"). The revised MOU established a new level for the reduction of classified assets. The MOU continued the prior written approval of dividends of the Bank by the FDIC and the State and a minimum leverage ratio of 6.5% which began with the first quarter of 1993. At June 30, 1995, the Bank's leverage ratio was 8.6%. Management believes the Bank was in compliance with the terms of the MOU as of June 30, 1995.

         ITEM 6. Exhibits and Reports on Form 8-K

                 (a) Exhibits Index

                     Exhibit Number        Description
                     --------------        -----------
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

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]

--------------------------------------------------------------------------------

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                IMPERIAL BANCORP

Dated:   August 14, 1995                        By: Robert M. Franko
                                                    ----------------------------
                                                    Robert M. Franko
                                                    Executive Vice President and
                                                    Chief Financial Officer

--------------------------------------------------------------------------------

                                                        Imperial Bancorp  [LOGO]