Form 10-Q
period 1995-09-30
IMPERIAL BANCORP
filed 1995-11-13
CIK 49899

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

  For the quarter ended September 30, 1995



                                 IMPERIAL BANCORP

             (Exact name of registrant as specified in its charter)


               California                                95-2575576
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)

        9920 South La Cienega Boulevard
             Inglewood, California                         90301
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (310) 417-5600

Commission file number: 0-7722

Securities registered pursuant to Section 12(g) of the Act:

Common Stock: Number of Shares of Common Stock outstanding as of
              September 30, 1995: 13,793,745 shares.

Debt Securities: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                 1999. As of September 30, 1995, $4,824,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.


The Registrant has filed all reports required to be filed by Section 13 or 15(d)
 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

FINANCIAL REVIEW

            The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp ("the Company") and its results of operations for the three and nine months ended September 30, 1995.

    PERFORMANCE SUMMARY

            The Company continued its positive operating performance in 1995 by reporting stronger earnings for the third quarter. Net income for the quarter ended September 30, 1995, amounted to $5,150,000 or $0.36 per share, a 170% improvement from $1,908,000 or $0.13 per share for the same quarter of 1994. Net income for the first nine months of 1995 improved 241% to $14,454,000 or $1.02 per share. For the same period in the prior year, the Company earned $4,242,000 or $0.31 per share. Earnings as measured by return on average total assets was 0.85% and 0.84%, respectively, for the three and nine months ended September 30, 1995, as compared to 0.35% and 0.25%, respectively, for the three and nine months ended September 30, 1994. Return on average stockholders' equity was 9.70% and 9.33%, respectively, for the third quarter and nine months ended September 30, 1995, a significant increase from the 3.96% and 2.98% return on average stockholders' equity for the same periods of 1994.

            The increase in net income was attributable to several factors: 10% growth in average loans from the nine months ended September 30, 1994; improved net interest income; a reduction in the FDIC deposit insurance premium; continued growth in the Company's fee based and trading activities; and the Company's overall efforts to reduce operating costs.

            Net interest income and net interest margin were $29.6 million and 5.6%, respectively, for the quarter ended September 30, 1995, as compared to $24.4 million and 5.3%, respectively, for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, net interest income and net interest margin were $82.6 million and 5.5%. This compares to net interest income and net interest margin of $73.7 million and 5.1% for the first nine months of 1994.

            Noninterest income for the third quarter and first nine months of 1995 totaled $11.2 million and $28.9 million, respectively. Excluding a $1.6 million gain from the sale of a Bank owned premises in the third quarter of 1994, noninterest income increased $1.9 million quarter to quarter and $3.5 million year to year.

            Noninterest expenses amounted to $26.6 million and $79.8 million for the three and nine months ended September 30, 1995. This compares to $28.8 million and $83.2 million reported for the same periods of 1994. Excluding a $1.8 million lawsuit settlement received in the third quarter of 1995, a $1.7 million lawsuit settlement collected in the second quarter of 1994 and a $1.6 million recovery of an operational loss in the third quarter of 1994, noninterest expenses for the three and nine months ended September 30, 1995, decreased $1.9 million and $4.9 million, respectively, from the same periods of 1994.

            At September 30, 1995, the Company's total assets were $2.8 billion, total loans were $1.6 billion and stockholders' equity and allowance for loan losses totaled $255 million. This compares favorably to total assets of $2.4 billion, total loans of $1.4 billion and stockholders' equity and allowance for loan losses of $238 million at December 31, 1994. Total deposits at September 30, 1995, were $2.3 billion of which $1.1 billion, or 48%, represented noninterest bearing demand deposits. At December 31, 1994, total deposits were $2.0 billion, including $0.9 billion, or 47%, of demand deposits.

--------------------------------------------------------------------------------
                                       2 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            At September 30, 1995, the allowance for loan losses amounted to $38.3 million or 2.3% of total loans as compared to $40.1 million or 2.9% of total loans at December 31, 1994. The allowance for loan losses coverage of nonaccrual loans at third quarter end approximated 165%, as compared to 221% at year end 1994.

            The Bank is considered well capitalized with Tier I and total capital ratios at September 30, 1995, of 9.1% and 10.4%, as compared to 10.4% and 11.7%, respectively, the year earlier. The Bank's leverage ratio was 8.3% at September 30, 1995, as compared to 8.6% at September 30, 1994 well above the 6.5% required by the Bank's regulators.

    EARNINGS PERFORMANCE

            Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. Net interest income was $29.6 million for the quarter ended September 30, 1995, as compared to $24.4 million for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, net interest income was $82.6 million. This compares to net interest income of $73.7 million for the first nine months of 1994.

            -------------------------------------------------------------------------------
                                                Three Months Ended        Nine Months Ended
                                                      September 30,           September 30,
            (In Thousands)                          1995       1994        1995        1994
            -------------------------------------------------------------------------------
            Interest income....................  $45,573    $34,272    $127,828    $100,422
            Interest expense...................   15,978      9,835      45,206      26,695
            -------------------------------------------------------------------------------
              Net interest income                $29,595    $24,437     $82,622     $73,727
            -------------------------------------------------------------------------------
            Net interest margin                      5.6%       5.3%        5.5%        5.1%
            -------------------------------------------------------------------------------

            The Company's net interest margin increased to 5.6% and 5.5%, respectively, for the third quarter and nine months of 1995 from 5.3% and 5.1%, respectively, for the same periods of 1994. The increased spread resulted primarily from an increase in the Company's base lending rate which rose an average of 93 basis points since the quarter ended September 30, 1994. In addition to the increase in interest rates, the Company's average loan portfolio for the quarter ended September 30, 1995 grew $248 million, or 19%, from the same quarter of 1994. For the nine months ended September 30, 1995, the average loan portfolio increased approximately $137 million, or 10%, from nine months ended September 30, 1994. As illustrated by Tables 1 and 2, the growth in the Company's loan portfolio significantly impacted net interest income for both the quarter and nine months ended September 30, 1995. Concurrently, the Company's borrowing rates have increased, resulting in part from the Company's efforts to supplement its funding base with certificates of deposit ("CD"). Average demand deposit levels for the nine months ended September 30, 1995 declined approximately $124 million from the same period in the prior year while remaining relatively flat quarter to quarter. For the third quarter, the growth in the Company's CD portfolio along with the stabilized demand deposit base funded the Company's growth in average earning assets which grew $261 million, or 14%, from the third quarter of 1994. As previously discussed, this growth in average earning assets was primarily in the Company's loan portfolio.

            The net effect of the Company's derivative financial instruments was a $2.1 million and $8.0 million reduction, respectively, in net interest income for the quarter and nine months ended September 30, 1995, resulting in a 40 basis point reduction in net interest margin for the quarter ended September 30, 1995, and a 54 basis point reduction in net interest margin for the first nine months of 1995 (see Asset/ Liability Management). The impact of these instruments for the quarter and nine months ended September 30, 1994 was 25 and 18 basis point reductions, respectively, in net interest margin.

            In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest

--------------------------------------------------------------------------------
                                       3 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            expense, the Company's reported net interest income and noninterest expense would have been reduced by $6.2 million and $5.5 million, respectively, for the nine months ended September 30, 1995 and 1994. The net interest margin for each period would have been 5.1% and 4.8%, respectively.

            Provision for Loan Losses: The provision for loan losses totaled $6.3 million and $10.8 million, respectively, for the quarter and nine months ended September 30, 1995, as compared to $3.8 million and $11.0 million, respectively, for the same periods of 1994. Net charge-offs amounted to $12.6 million and $13.8 million, respectively, for the nine months ended September 30, 1995 and 1994. For the quarter ended September 30, 1995, net charge-off totaled $6.4 million as compared to $4.2 million for the same period of 1994. The increase in the loan loss provision for the third quarter resulted from the increase in net charge-offs experienced in the third quarter as management aggressively resolved problem credits.

            As a percentage of average loans outstanding, net charge-offs were 1.11% and 1.35%, respectively, for the nine months ended September 30, 1995 and 1994. The provision for loan losses reflects management's ongoing evaluation of the risk inherent in the loan portfolio, which includes consideration of numerous factors, such as economic conditions, relative risks in the loan portfolio, loan loss experience and review and monitoring of individual loans for identification and resolution of potential problems.

            Noninterest Income: Noninterest income amounted to $11.2 million and $28.9 million for the third quarter and first nine months of 1995 as compared to $10.8 million and $27.0 million recorded for the same periods of 1994.

            ----------------------------------------------------------------------------------------------------------------
                                                                                Three months ended         Nine months ended
                                                                                     September 30,             September 30,
            (In Thousands)                                                       1995         1994         1995         1994
            ----------------------------------------------------------------------------------------------------------------
            Service charges on deposit accounts...........................    $ 1,045      $ 1,040      $ 3,103      $ 3,619
            Trust fees....................................................      1,921        1,652        5,728        4,944
            Gain on origination and sale of loans.........................        758        1,014        1,718        3,101
            Equity in net earnings of Imperial Credit Industries, Inc.....      1,730        1,639        2,787        2,110
            Other service charges and fees................................      2,063        1,754        5,426        4,797
            Merchant and credit card fees.................................      1,662        1,617        4,676        4,548
            (Loss) gain on securities available for sale..................         (8)          17          259         (247)
            Gain on trading account securities............................      1,163          215        2,971          661
            Gain on sale of real property held for sale or investment.....        ---          ---          ---          507
            Gain on sale of bank premises.................................        ---        1,578          ---        1,578
            Other income..................................................        844          317        2,248        1,360
            ----------------------------------------------------------------------------------------------------------------
            Total                                                             $11,178      $10,843      $28,916      $26,978
            ----------------------------------------------------------------------------------------------------------------

            Excluding a $1.6 million gain from the sale of a Bank owned premises in the third quarter of 1994, noninterest income increased $1.9 million quarter to quarter and $3.5 million year to year. The improvement partially results from increased gains on trading activity in the Company's portfolio of SBA securities as well as precious metals and foreign currencies. Combined these trading activities resulted in a $0.9 million increase in trading income for the third quarter of 1995 from the same quarter of 1994. Trading income for the first nine months of 1995 was up $2.3 million from the same period of 1994. Trust fees grew $0.3 million, or 16%, in the third quarter of 1995 over the same period of last year while increasing $0.8 million, or 16%, year to year. These increases result from growth in the Company's trust subsidiary's portfolio of assets under management as well as their strategy to target higher margin business relationships.

            Gain on origination and sale of loans for the period ended September 30, 1995 represents earnings on Small Business Administration ("SBA") lending activities. The decline in earnings from the prior year related primarily to the dissolution of the Company's mortgage banking division in the fourth quarter of 1994, partially offset by an increase in income generated from the origination and sale of SBA loans

--------------------------------------------------------------------------------
                                       4 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            which increased 3% year to year. Service charges on deposit accounts for the nine months ended September 30, 1995 have declined $0.5 million from the same period in the prior year primarily due to the decrease in average demand deposits.

            Other service charges and fees grew $0.6 million for the nine months ended September 30, 1995 from the same period of 1994. Increased precious metals consignment activity contributed to much of this growth by generating an additional $0.5 million in consignment fees for the nine months ended September 30, 1995 from the same period of 1994. The increase in other income for both the quarter and nine months ended September 30, 1995, relates primarily to $0.5 million realized from the exercise and sale of stock warrants during the third quarter.

            Noninterest Expense: Noninterest expense totaled $26.6 million and $79.8 million for the quarter and nine months ended September 30, 1995, as compared to $28.8 million and $83.2 million for the same periods in the prior year.

            ------------------------------------------------------------------------------------------
                                                          Three months ended         Nine months ended
                                                               September 30,             September 30,
            (In Thousands)                                 1995         1994         1995         1994
            ------------------------------------------------------------------------------------------
            Salary and employee benefits............    $11,743      $13,163      $34,864      $36,082
            Net occupancy expense...................      2,242        2,473        6,554        7,208
            Furniture and equipment.................      1,268        1,376        3,771        4,005
            Data processing.........................      2,060        2,514        6,079        7,312
            Customer services.......................      2,151        1,745        6,152        5,471
            Net real estate owned expense...........      2,952        2,224        5,280        5,395
            Regulatory assessments..................        348        1,409        2,860        4,606
            Professional and consulting.............        578        1,558        2,490        3,830
            Business development....................        783          599        2,397        2,541
            Lawsuit settlement......................     (1,709)         206       (1,516)      (1,334)
            Other expense...........................      4,177        1,516       10,882        8,083
            ------------------------------------------------------------------------------------------
            Total...................................    $26,593      $28,783      $79,813      $83,199
            ------------------------------------------------------------------------------------------

            Excluding a $1.8 million lawsuit settlement received in the third quarter of 1995, a $1.7 million lawsuit settlement collected in the second quarter of 1994 and a $1.6 million recovery of an operational loss in the third quarter of 1994, noninterest expenses for the three and nine months ended September 30, 1995 decreased $1.9 million and $4.9 million, respectively, from the same periods of 1994. Included was a reduction in the Company's FDIC deposit insurance retroactive to June 1, 1995. In September 1995, the Company received a refund from the FDIC for excess deposit insurance premiums paid for the second and third quarters of 1995. This reduction alone added $0.06 per share to the third quarter of 1995.

            Compensation expense was reduced for the quarter and nine months ended September 30, 1995, primarily as a result of a $0.9 million death benefit expense recorded in the third quarter of 1994 upon the death of the Company's Chairman of the Board, George M. Eltinge. In 1994, the Company incurred higher data processing costs due to a major conversion of its data processing systems which took place in the third quarter of 1994. As a result, data processing costs were down $0.5 million and $1.2 million, respectively, for the quarter and nine months ended September 30, 1995.

            The reduction in professional and consulting expenses for both the quarter ended and nine months ended September 30, 1995, partially resulted from the data processing conversion as the Company incurred increased consulting costs related to the prior year conversion. Also, the Company recovered $0.3 million of legal expenses in the third quarter of 1995 when it secured a favorable lawsuit judgment. In addition to the recovery of legal expenses, the favorable judgment netted the Company a $1.8 million lawsuit settlement.

            REO expenses totaled $3.0 million for the third quarter of 1995 and $5.3 million for the first nine months of 1995. These expenses increased $0.7 million quarter to quarter as the Company incurred higher costs while disposing of $10.5 million in REO during the third quarter of 1995.

--------------------------------------------------------------------------------
                                       5 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            Other expenses increased $2.7 million for both the quarter and nine months ended September 30, 1995. The Company incurred a $1.0 million charge in the third quarter of 1995 to write off the balance of the equity investment in Healthtronics, Inc., as this entity is in the process of liquidation. The collection of a $1.6 million recovery of an operational loss incurred in prior years resulted in a decrease in other expenses in the third quarter of 1994. Combined these items account for the overall increase in other expenses.

            Income Taxes: The Company recorded income tax expense of $6.4 million for the nine months ended September 30, 1995, representing an effective tax rate of approximately 31%. For the same period of 1994, the Company's effective tax rate approximated 34%. The decrease in the effective tax rate principally relates to a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Excluding this reduction of income tax expense, the Company's effective tax rate would have been 35% for the first nine months of 1995. At September 30, 1995, the Company had a net deferred tax receivable of $5.0 million, net of a $0.9 million valuation allowance as compared to a $7.1 million net deferred tax receivable, net of a $2.3 million valuation allowance at December 31, 1994. The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1995. The $1.4 million net change in the valuation allowance for deferred tax assets from year end 1994 primarily results from actual taxable income experienced to date which currently exceeds the Company's original projection of taxable income for 1995.

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

            The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $889 million and $817 million, respectively, for the quarter and nine months ended September 30, 1995 as compared to $851 million and $941 million for the same periods of 1994. The Company's average demand deposits and average stockholders' equity funded 46% and 45%, respectively, of average total assets for the third quarter and first nine months of 1995, as compared to 48% and 50% for the same periods of 1994. These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first nine months of 1995, the Company experienced a net cash outflow from its investing activities of $413 million. This net outflow in investing activities resulted from the growth in the Company's loan portfolio, an outflow of $295 million and from the investment in highly liquid short term federal funds sold, an outflow of $249 million. The outflows were offset by the $377 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $257 million in certificates of deposit and $92 million in demand deposits, savings and money market accounts.

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

--------------------------------------------------------------------------------
                                       6 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

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

            Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At September 30, 1995, the Company maintained a positive cumulative one year gap of approximately $728 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap positions the Company for increased net interest income during a period of rising interest rates but also exposes it to an adverse impact on net interest income in a falling rate environment. The Company's asset sensitivity, as measured by its cumulative positive one year gap, increased from year end 1994 as it is no longer impacted by its derivative instruments.

            The Company's net interest margin is very sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans, are tied to the Prime Rate, an index that tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, especially its certificates of deposit, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. An analysis of the historic relationship between the Prime Rate and LIBOR showed that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment. In order to provide protection against a narrowing of the Prime rate and LIBOR spread and reduce asset sensitivity in the event of falling interest rates, the Company entered into a series of derivative financial contracts in 1993 and 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio while retaining some positive asset sensitivity in the event of an increase in interest rates.

            At September 30, 1995, the Company's derivative financial contracts consisted of several instruments including interest rate swaps with embedded options and associated written options, purchased options and interest rate floors and caps. The interest rate swaps with embedded options had a notional value of $200 million at September 30, 1995, and mature in the first quarter of 1996. The embedded options with increasing strike prices of 25 basis points per quarter capped the rate received on the interest rate swaps. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing rate asset to retain asset sensitivity.

            The interest rate swaps with linked written options had a notional value of $300 million at September 30, 1995, and mature in the fourth quarter of 1995 and first quarter of 1996. The associated options had a notional value of $100 million at September 30, 1995, including $30 million of financial futures contracts. These linked options, in the same manner as the embedded options, were intended to cap the rate received on the interest rate swaps at escalating strike prices built into the options and expire during fourth quarter of 1995.

            As interest rates continued to rise more quickly than anticipated in 1994 and other market related events caused a deterioration in the values of derivative instruments, the strike prices of the escalating options written were exceeded by LIBOR. To prevent further negative impact on interest income from the interest rate swaps with both embedded and linked options, the Company purchased options during the second half of 1994 with terms similar to the linked options written and embedded options thus effectively capping the Company's exposure to further losses. The notional value of the options purchased was $300 million at September 30, 1995.

            The combined economic impact of the Company's derivative financial instruments discussed above was a $2.1 million and $8.0 million reduction, respectively, in net interest income for the quarter and nine months ended September 30, 1995, resulting in a 40 basis point reduction in net interest margin for the quarter ended September 30, 1995, and a 54 basis point reduction in net interest margin for the first

--------------------------------------------------------------------------------
                                       7 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            nine months of 1995. The impact of these instruments for the quarter and nine months ended September 30, 1994 was 25 and 18 basis point reductions, respectively, in net interest margin. The total cost to terminate the Company's derivative financial positions as of September 30, 1995 would have been $0.3 million with a maximum potential loss exposure of $0.3 million. Exclusive of the impact of premiums received on linked options and paid for purchased options, the cash requirement and negative impact on net interest income associated with the derivative transactions would be $0.8 million if interest rates remain unchanged through the final maturity of these instruments in early 1996.

            During the first quarter of 1995, the Company's asset sensitivity was increasing as previously discussed. In response to this and the general asset sensitive nature of the balance sheet, the Company purchased interest rate floors whose purpose was to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at September 30, 1995, mature in the third quarter of 1996. The floors provide protection to the Company in the event that the three month LIBOR drops below the strike price of 5.5% associated with the floor. The unrealized gain of the floors approximated $1.9 million at September 30, 1995.

            During the second and third quarters of 1995, the Company purchased both exchange traded and over the counter interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The exchange traded interest rate caps had a notional value of $1,475 million at September 30, 1995 and expire as follows: $275 million in the fourth quarter of 1995, and $400 million per quarter for the first, second and third quarter of 1996. The over the counter interest rate caps had a notional value of $100 million at September 30, 1995. These caps reset quarterly in March 1996, June 1996, and September 1996, and mature in December 1996. All of the caps provide protection to the Company in the event that the three month LIBOR rises above the strike prices of the caps which range from 8.0% to 8.5%. The unrealized loss of the caps approximated $170,000 at September 30, 1995.

    ASSET QUALITY

            Allowance for loan losses: The Company's determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition, prior loan loss experience and the Company's on-going examination process to ensure timely identification of potential problem loans. At September 30, 1995, the allowance for loan losses amounted to $38.3 million or 2.3% of total loans as compared to $40.1 million or 2.9% of total loans at December 31, 1994. While management uses available information to analyze losses on loans, future additions to the allowance may be considered necessary based on changes in economic conditions and loss trends in the loan portfolio.

            Nonaccrual loans, restructured loans and real estate owned:
            Nonaccrual loans of $23.2 million at September 30, 1995, increased $5.1 million from year end 1994 and $8.8 million from June 30, 1995. The increase from June 30, 1995 was related primarily to two real estate secured loans totaling $7.0 million. These loans were placed on nonaccrual status during the third quarter of 1995. REO of $13.1 million at September 30, 1995, decreased $15.8 million from year end 1994 and $9.8 million from June 30, 1995. The Company disposed of $10.5 million of REO during the third quarter of 1995.

            The allowance for loan losses coverage of nonaccrual loans at third quarter end approximated 165%, as compared to 221% at year end 1994. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected.

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

--------------------------------------------------------------------------------
                                       8 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            value of the collateral of a collateral dependent loan. The adoption of FAS 114 had no material effect on the Company's financial position or results of operations and did not result in additional provisions for loan losses.

            The Company considers a loan to be impaired when it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. In determining impairment, the Company considers loans with the following characteristics: nonaccrual loans, restructured loans, and performing loans for which it is probable the contractual terms of the original loan agreement will not be met. The Company bases the measurement of collateral dependent impaired loans on the fair value of the loan's collateral. Noncollateral dependent loans are valued based on a present value calculation of expected future cash flows discounted at the loan's effective rate. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Principal deemed to be uncollectible is recorded through a charge-off to the allowance for loan losses. At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $37.9 million, of which $23.2 million were on nonaccrual status. The total allowance for potential losses related to such loans was $5.7 million. During the first nine months of 1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $2.2 million. At September 30, 1995, none of the impaired loans were current as to principal and interest.

            Excluding nonaccrual loans, restructured loans and impaired loans, the Company had potential problem loans approximating $49.5 million at September 30, 1995. The balance represented real estate loans secured by commercial real estate. At September 30, 1995, these loans were current as to principal and interest.

            Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

            ---------------------------------------------------------------------------------------------------
                                                      Sept. 30,    June 30,    March 31,    Dec. 31,   Sept. 30,
            (In Thousands)                                1995        1995         1995        1994        1994
            ---------------------------------------------------------------------------------------------------
            Nonaccrual loans:
              Commercial loans....................     $ 9,308     $ 7,358      $11,954     $10,884     $ 8,098
              Real estate loans...................      13,938       7,121        6,623       7,272       2,392
            ---------------------------------------------------------------------------------------------------
                Total nonaccrual loans                 $23,246     $14,479      $18,577     $18,156     $10,490
            ---------------------------------------------------------------------------------------------------
            Restructured loans                         $ 4,083     $ 4,097      $ 3,238     $ 5,948     $ 4,116
            ---------------------------------------------------------------------------------------------------
            Real estate owned:
              Foreclosed assets...................     $17,504     $26,272      $25,138     $35,446     $41,470
              In-substance foreclosures...........         ---         ---          ---         ---       2,995
            ---------------------------------------------------------------------------------------------------
              REO, gross..........................     $17,504     $26,272      $25,138     $35,446     $44,465
              Less valuation allowance............      (4,379)     (3,381)      (3,312)     (6,475)     (5,434)
            ---------------------------------------------------------------------------------------------------
                REO, net                               $13,125     $22,891      $21,826     $28,971     $39,031
            ---------------------------------------------------------------------------------------------------
                  Total                                $40,454     $41,467      $43,641     $53,075     $53,637
            ---------------------------------------------------------------------------------------------------

            On an on-going basis, management closely monitors the loan portfolio in addition to evaluating the continued adequacy of the allowance for loan losses. Loans deemed uncollectible by management are charged to the allowance for loan losses. Recoveries on previously charged off loans are credited to the allowance.

    CAPITAL

            Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At September 30, 1995, shareholders' equity totaled $217 million as compared to $198 million at December 31, 1994.

--------------------------------------------------------------------------------
                                       9 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

            Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, the guidelines require adequately capitalized institutions to maintain a Tier I (core) capital ratio of 4% and a combined Tier I and Tier II capital ratio of 8%. Institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be well capitalized. Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at September 30, 1995 were 9.1% and 10.4%, respectively, as compared to 10.4% and 11.7%, respectively, the year earlier. The reduction in capital ratios related primarily to the 23% increase in total risk-weighted assets from September 30, 1994. The increase in total risk-weighted assets results directly from the increase in loans and commitments to make loans.

            Capital Ratios for Imperial Bank/(1)/

            -----------------------------------------------------------------------------------------------
            September 30, (In Thousands)                                             1995              1994
            -----------------------------------------------------------------------------------------------
            Tier I:
              Common stockholders' equity and preferred stock/(2)/......       $  202,761        $  187,874
              Disallowed assets.........................................           (2,444)           (1,342)
            -----------------------------------------------------------------------------------------------
                Tier I capital                                                 $  200,317        $  186,532
            -----------------------------------------------------------------------------------------------
            Tier II:
              Allowance for loan losses allowable in Tier II............           27,585            22,574
            -----------------------------------------------------------------------------------------------
                Total risk-based capital                                         $227,902          $209,106
            -----------------------------------------------------------------------------------------------
            Risk-weighted balance sheet assets                                 $1,939,841        $1,646,158
            -----------------------------------------------------------------------------------------------
            Risk-weighted off-balance sheet items:
              Commitments to make or purchase loans.....................          198,912            96,579
              Standby letters of credit.................................           55,279            48,952
              Other.....................................................           15,243            15,538
            -----------------------------------------------------------------------------------------------
                Total risk-weighted off-balance sheet items                    $  269,434           161,069
            -----------------------------------------------------------------------------------------------
            Disallowed assets...........................................           (2,444)           (1,342)
            Allowance for loan losses not included in Tier II...........          (10,754)          (17,447)
            -----------------------------------------------------------------------------------------------
                Total risk-weighted assets                                     $2,196,077        $1,788,438
            -----------------------------------------------------------------------------------------------
            Risk-based capital ratios:
              Tier I capital (4.0% minimum requirement).................              9.1%             10.4%
              Total capital (8.0% minimum requirement)..................             10.4%             11.7%
              Leverage ratio (6.5% minimum requirement).................              8.3%              8.6%
            -----------------------------------------------------------------------------------------------

             /(1)/ As reported on the September 30, 1995 and 1994 FDIC Call
                   Reports.

             /(2)/ Excludes unrealized gain (loss) on securities available for sale.

            In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio requirement is 6.5% as stipulated in its Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Company ("FDIC") and the California State Banking Department ("State") which was revised during the third quarter of 1993. The Bank's leverage ratio for September 30, 1995 was 8.3% as compared to 8.6% the prior year. In addition to the leverage ratio requirement, the revised MOU established levels for the reduction of classified assets identified in the 1992 examination. No specific targets for the reduction of classified assets were set as a result of the 1993 examination. In addition, this MOU requires written consent from the FDIC and the State prior to the payment of dividends by the Bank. Management believes that the Bank was in compliance with the terms of the MOU at September 30, 1995.

--------------------------------------------------------------------------------
                                      10 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

            ----------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
            Imperial Bancorp and Subsidiaries                                                  September 30,     December 31,
            (In Thousands, Except Share Data)                                                          1995             1994
            ----------------------------------------------------------------------------------------------------------------
            ASSETS
            Cash and due from banks......................................................        $  185,074       $  168,626
            Trading account securities...................................................            51,623           74,028
            Securities available for sale (at fair value)................................           284,379          388,249
            Investment securities (fair value of $4,939 and $6,146 for 1995 and 1994,....             4,939            6,146
             respectively)
            Federal funds sold and securities purchased under resale agreements..........           525,000          276,500
            Loans held for sale (fair value of $1,571 and $768 for 1995 and 1994,........             1,388              768
             respectively)
            Loans:
              Loans, net of unearned income and deferred loan fees.......................         1,650,876        1,375,146
              Less allowance for loan losses.............................................           (38,339)         (40,072)
            ----------------------------------------------------------------------------------------------------------------
                Total net loans                                                                  $1,612,537       $1,335,074
            ----------------------------------------------------------------------------------------------------------------
            Premises and equipment, net..................................................            16,640           18,254
            Accrued interest receivable..................................................            15,962           12,769
            Real estate owned, net.......................................................            13,125           28,971
            Income taxes receivable......................................................             4,826            3,573
            Real property held for sale or investment....................................               ---              234
            Investment in Imperial Credit Industries, Inc................................            33,721           30,934
            Other assets.................................................................            31,251           34,583
            ----------------------------------------------------------------------------------------------------------------
                Total assets                                                                     $2,780,465       $2,378,709
            ----------------------------------------------------------------------------------------------------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
            Deposits:
              Demand.....................................................................        $1,091,000       $  928,728
              Savings....................................................................            17,673           27,207
              Money market...............................................................           430,279          491,090
              Time--under $100,000.......................................................           221,333          168,044
              Time--$100,000 and over....................................................           548,153          344,641
            ----------------------------------------------------------------------------------------------------------------
                Total deposits                                                                   $2,308,438       $1,959,710
            ----------------------------------------------------------------------------------------------------------------
            Accrued interest payable.....................................................             5,804            5,209
            Short-term borrowings........................................................           219,884          190,919
            Long-term borrowings.........................................................             5,906            8,153
            Other liabilities............................................................            23,184           16,942
            Minority interest in consolidated subsidiary.................................               660              ---
            ----------------------------------------------------------------------------------------------------------------
                Total liabilities                                                                $2,563,876       $2,180,933
            ----------------------------------------------------------------------------------------------------------------
            Stockholders' equity:
              Common stock--no par, 50,000,000 shares authorized; 13,793,745 shares at September 30, 1995 and 12,832,609 shares at December 31,
               1994 issued and outstanding...............................................           129,636          117,144
              Unrealized gain (loss) on securities available for sale, net of tax........               966             (847)
              Retained earnings..........................................................            85,987           81,479
            ----------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                                       $  216,589       $  197,776
            ----------------------------------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity                                       $2,780,465       $2,378,709
            ----------------------------------------------------------------------------------------------------------------

            See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                      11 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME

            -----------------------------------------------------------------------------------------------------------------
            Imperial Bancorp and Subsidiaries                                  Three months ended           Nine months ended
                                                                                    September 30,               September 30,
            (In Thousands, Except Per Share Data)                               1995         1994           1995         1994
            -----------------------------------------------------------------------------------------------------------------
            Interest income:
              Loans...................................................       $37,347      $28,086       $104,116     $ 83,772
              Trading account securities..............................           686          490          3,005        1,709
              Securities available for sale...........................         4,145        3,414         13,070        8,670
              Investment securities...................................            74           72            227          269
              Federal funds sold and securities purchased under
                resale agreements.....................................         3,267        2,043          7,200        5,432
              Loans held for sale.....................................            54          167            210          570
            -----------------------------------------------------------------------------------------------------------------
                Total interest income                                        $45,573      $34,272       $127,828     $100,422
            -----------------------------------------------------------------------------------------------------------------
            Interest expense:
              Deposits................................................        14,888        8,859         41,330       23,527
              Short-term borrowings...................................           967          826          3,448        2,683
              Long-term borrowings....................................           123          150            428          485
            -----------------------------------------------------------------------------------------------------------------
                Total interest expense                                       $15,978      $ 9,835       $ 45,206     $ 26,695
            -----------------------------------------------------------------------------------------------------------------
              Net interest income.....................................        29,595       24,437         82,622       73,727
              Provision for loan losses...............................         6,261        3,818         10,817       11,034
            -----------------------------------------------------------------------------------------------------------------
                Net interest income after provision for loan
                  losses                                                     $23,334      $20,619       $ 71,805     $ 62,693
            -----------------------------------------------------------------------------------------------------------------
            Noninterest income:
              Service charges on deposit accounts.....................         1,045        1,040          3,103        3,619
              Trust fees..............................................         1,921        1,652          5,728        4,944
              Gain on origination and sale of loans...................           758        1,014          1,718        3,101
              Equity in net earnings of Imperial
               Credit Industries, Inc.................................         1,730        1,639          2,787        2,110
              Other service charges and fees..........................         2,063        1,754          5,426        4,797
              Merchant and credit card fees...........................         1,662        1,617          4,676        4,548
              (Loss) gain on securities available for sale............            (8)          17            259         (247)
              Gain on trading account securities......................         1,163          215          2,971          661
              Gain on sale of real property held
               for sale or investment.................................           ---          ---            ---          507
              Gain on sale of Bank premises...........................           ---        1,578            ---        1,578
              Other income............................................           844          317          2,248        1,360
            -----------------------------------------------------------------------------------------------------------------
                Total noninterest income                                     $11,178      $10,843       $ 28,916     $ 26,978
            -----------------------------------------------------------------------------------------------------------------
            Noninterest expense:
              Salary and employee benefits............................        11,743       13,163         34,864       36,082
              Net occupancy expense...................................         2,242        2,473          6,554        7,208
              Furniture and equipment.................................         1,268        1,376          3,771        4,005
              Data processing.........................................         2,060        2,514          6,079        7,312
              Customer services.......................................         2,151        1,745          6,152        5,471
              Net real estate owned expense...........................         2,952        2,224          5,280        5,395
              Regulatory assessments..................................           348        1,409          2,860        4,606
              Professional and consulting.............................           578        1,558          2,490        3,830
              Business development....................................           783          599          2,397        2,541
              Lawsuit settlement......................................        (1,709)         206         (1,516)      (1,334)
              Other expense...........................................         4,177        1,516         10,882        8,083
            -----------------------------------------------------------------------------------------------------------------
                Total noninterest expense                                    $26,593      $28,783       $ 79,813     $ 83,199
            -----------------------------------------------------------------------------------------------------------------
            Income before income taxes and minority interest..........         7,919        2,679         20,908        6,472
            Income tax provision......................................         2,763          771          6,444        2,230
            Minority interest of consolidated subsidiary..............             6          ---             10          ---
            -----------------------------------------------------------------------------------------------------------------
              Net income                                                     $ 5,150      $ 1,908       $ 14,454     $  4,242
            -----------------------------------------------------------------------------------------------------------------
              Net income per share                                             $0.36        $0.13          $1.02        $0.31
            -----------------------------------------------------------------------------------------------------------------

            See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                      12 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

            ------------------------------------------------------------------------------------------------------------
            Imperial Bancorp and Subsidiaries
            Nine months ended September 30, (In Thousands)                                        1995              1994
            ------------------------------------------------------------------------------------------------------------
            Cash flows from operating activities:
              Net income.............................................................       $   14,454        $    4,242
              Adjustments for noncash charges (credits):
                Depreciation and amortization........................................              375               766
                Accretion of purchased loan discount.................................           (1,836)              ---
                Provision for loan losses............................................           10,817            11,034
                Provision for real estate owned......................................            2,664             3,408
                Equity in net earnings of Imperial Credit Industries, Inc............           (2,787)           (2,110)
                Gain on sale of real estate owned....................................             (134)             (143)
                Gain on sale of real property held for sale or investment............              (75)             (507)
                Gain on sale of premises and equipment...............................               (4)           (1,467)
                Writedown for impairment of equity investment........................            1,500               503
                (Gain) loss on securities available for sale.........................             (259)              247
                Net change in trading account securities.............................           22,405           (21,967)
                Net change in loans held for sale....................................             (620)           13,121
                Net change in accrued interest receivable............................           (3,193)           (2,841)
                Net change in accrued interest payable...............................              595             1,487
                Net change in income taxes receivable................................           (1,253)            7,432
                Net change in other liabilities......................................            6,242             3,493
                Net change in other assets...........................................            3,332            (8,471)
            ------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                   $   52,223        $    8,227
            ------------------------------------------------------------------------------------------------------------
            Cash flows from investing activities:
              Proceeds from investment securities....................................              110             3,040
              Purchase of investment securities......................................             (403)             (251)
              Proceeds from sale of securities available for sale....................        1,169,859         1,650,411
              Proceeds from maturities of securities available for sale..............          464,958           545,939
              Purchase of securities available for sale..............................       (1,527,940)       (2,175,846)
              Net change in federal funds sold and securities purchased
               under resale agreements...............................................         (248,500)          125,019
              Net change in loans....................................................         (294,898)          114,530
              Capital expenditures...................................................           (3,585)           (6,357)
              Proceeds from sale of real estate owned................................           27,090            21,727
              Proceeds from sale of real property held for sale or investment........              309            15,182
              Proceeds from sale of premises and equipment...........................                9             2,037
            ------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                         $ (412,991)       $  295,431
            ------------------------------------------------------------------------------------------------------------
            Cash flows from financing activities:
              Net change in demand deposits, savings, and money market accounts......           91,927          (346,013)
              Net change in time deposits............................................          256,801            25,566
              Net change in short-term borrowings....................................           28,965            68,181
              Retirement of long-term borrowings.....................................           (2,247)           (1,630)
              Proceeds from exercise of employee stock options.......................            1,781             4,107
              Other..................................................................              (11)               (9)
            ------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities                         $  377,216        $ (249,798)
            ------------------------------------------------------------------------------------------------------------
                Net change in cash and due from banks                                          $16,448        $   53,860
            ------------------------------------------------------------------------------------------------------------
                Cash and due from banks, beginning of year                                  $  168,626        $  158,126
            ------------------------------------------------------------------------------------------------------------
                Cash and due from banks, end of period                                      $  185,074        $  211,986
            ------------------------------------------------------------------------------------------------------------

            See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                      13 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

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

            NOTE (3) STATEMENT OF CASH FLOWS

            The following information supplements the statement of cash flows.

            ---------------------------------------------------------------------------------------------------------
            September 30, (In Thousands)                                                       1995              1994
            ---------------------------------------------------------------------------------------------------------
            Interest paid..........................................................         $44,611           $25,208
            Taxes refunded.........................................................             ---             6,499
            Taxes paid.............................................................           9,350             3,837
            Significant noncash transactions:
              Loans transferred to real estate owned...............................          11,982            15,628
            ---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                      14 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

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

=================================================================================================================================
                                                                             Three months ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                      1995                                   1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Interest                               Interest
                                                          Average    Income/        Average     Average     Income/       Average
(In Thousands)                                            Balance    Expense        Rate %      Balance     Expense        Rate %
---------------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans/(1)/.....................................      $1,584,749    $37,347/(2)/    9.4%    $1,336,335     $28,086/(2)/    8.4%
  Trading account securities.....................          50,053        686         5.5         31,115         490         6.3
  Securities available for sale..................         250,903      4,145         6.6        292,582       3,414         4.7
  Investment securities..........................           5,220         74         5.7          4,643          72         6.2
  Federal funds sold and securities purchased
   under resale agreements.......................         220,390      3,267         5.9        177,568       2,043         4.6
  Loans held for sale............................           2,126         54        10.2          9,873         167         6.8
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                      $2,113,441    $45,573         8.6%    $1,852,116     $34,272         7.4%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses........................         (38,468)                              (41,185)
Cash.............................................         212,403                               219,263
Other assets.....................................         125,585                               137,855
                                                       ----------                            ----------
  Total assets...................................      $2,412,961                            $2,168,049
                                                       ==========                            ==========
Interest-bearing liabilities:
  Savings........................................      $   21,825      $ 137         2.5%    $   28,990     $   178         2.5%
  Money market...................................         423,529      3,128         3.0        481,796       3,049         2.5
  Time - under $100,000..........................         241,176      3,883         6.4        174,048       1,885         4.3
  Time - $100,000 and over.......................         516,638      7,740         6.0        329,195       3,747         4.6
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                    $1,203,168    $14,888         4.9%    $1,014,029     $ 8,859         3.5%
---------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings..........................          68,384        967         5.7         78,742         827         4.2
  Long-term borrowings...........................           6,904        123         7.1          8,776         149         6.8
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 $1,278,456    $15,978         5.0%    $1,101,547     $ 9,835         3.6%
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits..................................         889,076                               850,820
Other liabilities................................          33,117                                22,835
Stockholders' equity.............................         212,312                               192,847
                                                       ----------                            ----------
  Total liabilities and stockholders' equity.....      $2,412,961                            $2,168,049
                                                       ==========                            ==========
Net interest income/net interest margin..........                    $29,595         5.6%                   $24,437         5.3%
                                                                    ======================                 ======================
=================================================================================================================================

=================================================================================================================================
                                                                             Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                      1995                                   1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Interest                               Interest
                                                          Average    Income/        Average     Average     Income/       Average
(In Thousands)                                            Balance    Expense        Rate %      Balance     Expense        Rate %
---------------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans/(1)/.....................................      $1,504,884    $104,116/(2)/   9.2%    $1,368,232     $ 83,772/(2)/   8.2%
  Trading account securities.....................          58,700       3,005        6.8         43,086        1,709        5.3
  Securities available for sale..................         267,525      13,070        6.5        298,746        8,670        3.9
  Investment securities..........................           5,857         227        5.2          5,947          269        6.0
  Federal funds sold and securities purchased
   under resale agreements.......................         161,984       7,200        5.9        186,207        5,432        3.9
  Loans held for sale............................           2,564         210       10.9         11,809          570        6.4
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                      $2,001,514    $127,828        8.5%    $1,914,027     $100,422        7.0%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses........................         (39,796)                              (42,456)
Cash.............................................         204,212                               233,801
Other assets.....................................         126,937                               154,249
                                                       ----------                            ----------
  Total assets...................................      $2,292,867                            $2,259,621
                                                       ==========                            ==========
Interest-bearing liabilities:
  Savings........................................      $   26,487    $    496        2.5%    $   26,953     $    500        2.5%
  Money market...................................         439,881       9,300        2.8        468,286        8,111        2.3
  Time - under $100,000..........................         238,540      11,292        6.3        177,705        5,456        4.1
  Time - $100,000 and over.......................         448,704      20,242        6.0        317,842        9,460        4.0
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                    $1,153,612    $ 41,330        4.8%    $  990,786     $ 23,527        3.2%
---------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings..........................          79,413       3,448        5.8        108,077        2,683        3.3
  Long-term borrowings...........................           7,716         428        7.4          9,499          485        6.8
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 $1,240,741    $ 45,206        4.9%    $1,108,362     $ 26,695        3.2%
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits..................................         816,852                               941,100
Other liabilities................................          28,747                                20,137
Stockholders' equity.............................         206,527                               190,022
                                                       ----------                            ----------
  Total liabilities and stockholders' equity.....      $2,292,867                            $2,259,621
                                                       ==========                            ==========
Net interest income/net interest margin..........                    $ 82,622        5.5%                   $ 73,727        5.1%
                                                                    ======================                 ======================
=================================================================================================================================

            (1) Includes nonaccrual loans.

            (2) Includes net loan fees of $3,573,000 and $2,966,000 for the nine months ended September 30, 1995 and 1994, respectively, and $1,544,000 and $624,000 for the three months ended September 30, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
                                      15 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

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

---------------------------------------------------------------------------------------------------------------------------------
                                            Three months ended September 30,                Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                     1995 Over 1994                                  1995 Over 1994
                                                               Rate/                                             Rate/
(In Thousands)                          Volume   Rate/(1)/    Volume       Total      Volume    Rate/(1)/       Volume      Total
---------------------------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in:
  Loans, net of unearned income
   and deferred loan fees...........    5,217       3,341       703       9,261      14,941       18,243      (12,840)     20,344
  Trading account securities........      298         (62)      (40)        196       1,103          862         (669)      1,296
  Securities available for sale.....     (490)      1,390      (169)        731      (1,623)      10,356       (4,333)      4,400
  Investment securities.............        9          (6)       (1)          2          (7)         (64)          29         (42)
  Federal funds sold and
   securities purchased under
   resale agreements................      493         577       154       1,224      (1,260)       4,966       (1,938)      1,768
  Loans held for sale...............     (132)         84       (65)       (113)       (789)         709         (280)       (360)
---------------------------------------------------------------------------------------------------------------------------------
 Total interest income..............   $5,395      $5,324     $ 582     $11,301     $12,365      $35,072     $(20,031)    $27,406
---------------------------------------------------------------------------------------------------------------------------------
  Savings...........................      (41)        ---       ---         (41)         (4)         ---          ---          (4)
  Money market......................     (364)        602      (159)         79        (871)       3,122       (1,062)      1,189
  Time - under $100,000.............      721         914       363       1,998       3,326        5,212       (2,702)      5,836
  Time - $100,000 and over..........    2,156       1,152       685       3,993       6,979        8,476       (4,673)     10,782
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits..................   $2,472      $2,668     $ 889     $ 6,029     $ 9,430      $16,810     $ (8,437)    $17,803
---------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings.............     (108)        295       (47)        140      (1,261)       3,603       (1,577)        765
  Long-term borrowings..............      (32)          7        (1)        (26)       (162)          76           29         (57)
---------------------------------------------------------------------------------------------------------------------------------
    Total interest expense..........   $2,332      $2,970     $ 841     $ 6,143     $ 8,007      $20,489     $ (9,985)    $18,511
---------------------------------------------------------------------------------------------------------------------------------
    Changes in net interest
     income.........................   $3,063      $2,354     $(259)    $ 5,158     $ 4,358      $14,583     $(10,046)    $ 8,895
---------------------------------------------------------------------------------------------------------------------------------

            (1) The rate change for interest income includes negative net impact of $0.9 million and $5.9 million, respectively, from derivative instruments for the three and nine months ended September 30, 1995 over the three and nine months ended September 30, 1994.

--------------------------------------------------------------------------------
                                      16 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

    TABLE 3 - SECURITIES

            (a) Investment Securities

            The following is a summary for the major categories of investment securities.

            -----------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                       Amortized     Unrealized     Unrealized         Fair
            (In Thousands)                                  Cost          Gains         Losses        Value
            -----------------------------------------------------------------------------------------------
            September 30, 1995
              Industrial development bonds......          $4,436          $ ---          $ ---       $4,436
              Other securities..................             503            ---            ---          503
            -----------------------------------------------------------------------------------------------
              Total.............................          $4,939          $ ---          $ ---       $4,939
            -----------------------------------------------------------------------------------------------
            December 31, 1994
              Industrial development bonds......          $4,546          $ ---          $ ---       $4,546
              Other securities..................           1,600            ---            ---        1,600
            -----------------------------------------------------------------------------------------------
              Total.............................          $6,146          $ ---          $ ---       $6,146
            -----------------------------------------------------------------------------------------------

            (b) Securities Available for Sale

            The following is a summary for the major categories of securities available for sale.

                                                                          Gross          Gross
                                                         Amortized   Unrealized     Unrealized          Fair
            (In Thousands)                                    Cost        Gains         Losses         Value
            ------------------------------------------------------------------------------------------------
            September 30, 1995
              U.S. Treasury and federal agencies....      $216,733       $1,903        $   (16)     $218,620
              Mutual funds..........................        59,832          ---            ---        59,832
              Other securities......................         6,136          ---           (209)        5,927
            ------------------------------------------------------------------------------------------------
              Total.................................      $282,701       $1,903        $  (225)     $284,379
            ------------------------------------------------------------------------------------------------
            December 31, 1994
              U.S. Treasury and federal agencies....      $321,455       $   11        $  (517)     $320,949
              Mutual funds..........................        56,915          ---            ---        56,915
              Other securities......................        11,352            2           (969)       10,385
            ------------------------------------------------------------------------------------------------
              Total.................................      $389,722       $   13        $(1,486)     $388,249
            ------------------------------------------------------------------------------------------------

            Gross realized gains and losses for the three months ended
            September 30, 1995, were $5,000 and $13,000, respectively. For the same period of 1994, these amounts were $76,000 and $59,000, respectively. Gross realized gains and losses for the nine months ended September 30, 1995, were $422,000 and $163,000, respectively. These amounts were $125,000 and $372,000, respectively, for the same period in the prior year.

--------------------------------------------------------------------------------
                                      17 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

    TABLE 4 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

            The following table summarizes changes in the allowance for loan losses and pertinent ratios.

            ----------------------------------------------------------------------------------------------------------------
            Nine months ended September 30, (In Thousands)                                         1995                 1994
            ----------------------------------------------------------------------------------------------------------------
            Allowance for loan losses:
              Balance, beginning of year................................................     $   40,072           $   42,800
            Loans charged off:
              Commercial................................................................         (8,738)              (8,530)
              Real estate...............................................................         (5,784)              (7,707)
              Consumer..................................................................            (47)                 (92)
            ----------------------------------------------------------------------------------------------------------------
                Total loans charged off                                                      $  (14,569)          $  (16,329)
            ----------------------------------------------------------------------------------------------------------------
            Recoveries of loans previously charged off:
              Commercial................................................................          1,538                2,421
              Real estate...............................................................            453                   46
              Consumer..................................................................             28                   49
            ----------------------------------------------------------------------------------------------------------------
                Total loan recoveries                                                        $    2,019           $    2,516
            ----------------------------------------------------------------------------------------------------------------
            Net loans charged off.......................................................        (12,550)             (13,813)
            Provision for loan losses...................................................         10,817               11,034
            ----------------------------------------------------------------------------------------------------------------
            Balance, end of period                                                              $38,339           $   40,021
            ----------------------------------------------------------------------------------------------------------------
            Loans outstanding, end of period                                                 $1,650,876           $1,342,833
            ----------------------------------------------------------------------------------------------------------------
            Average loans outstanding                                                        $1,504,884           $1,368,232
            ----------------------------------------------------------------------------------------------------------------
            Ratio of net charge-offs to average loans...................................           1.11%/(1)/           1.35%/(1)/
            Ratio of allowance for loan losses to average loans.........................           2.55%                2.93%
            Ratio of allowance for loan losses to loans outstanding at September 30.....           2.32%                2.98%
            Ratio of provision for loan losses to net charge-offs.......................             86%                  80%
            ----------------------------------------------------------------------------------------------------------------

            /(1)/ Annualized

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

--------------------------------------------------------------------------------
                                      18 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

    TABLE 5 - REAL ESTATE OWNED

            (a) Real Estate Owned by Type of Project

            At September 30, 1995 and December 31, 1994, real estate owned by type of project is presented in the following table:

            --------------------------------------------------------------------------------------
                                                                   September 30,      December 31,
            (In Thousands)                                                  1995              1994
            --------------------------------------------------------------------------------------
            Acquisition and land development..................           $ 8,754           $15,010
            Multi-family residential..........................               162               ---
            Single-family residential.........................             2,313            14,579
            --------------------------------------------------------------------------------------
              Total residential                                          $11,229           $29,589
            --------------------------------------------------------------------------------------
            Acquisition and land development..................             5,420               255
            Retail facilities.................................               ---             2,214
            Office............................................               855             3,388
            --------------------------------------------------------------------------------------
              Total nonresidential                                       $ 6,275           $ 5,857
            --------------------------------------------------------------------------------------
                REO, gross                                               $17,504           $35,446
            --------------------------------------------------------------------------------------
            Less valuation allowance..........................            (4,379)           (6,475)
            --------------------------------------------------------------------------------------
                REO, net                                                 $13,125           $28,971
            --------------------------------------------------------------------------------------

            (b) Net Real Estate Owned Expense

            For the periods ended September 30, 1995 and 1994, net real estate owned expense was comprised of the following:

            ----------------------------------------------------------------------------------------------------------
                                                                       Three months ended            Nine months ended
                                                                            September 30,                September 30,
            (In Thousands)                                            1995           1994           1995          1994
            ----------------------------------------------------------------------------------------------------------
            Net loss (gain) on sale of real estate owned......      $  (94)        $ (140)        $ (134)       $ (143)
            Valuation adjustments charged to operations.......       1,675          1,600          2,664         3,408
            Direct holding costs..............................       1,371            764          2,750         2,130
            ----------------------------------------------------------------------------------------------------------
            Net real estate owned expense                           $2,952         $2,224         $5,280        $5,395
            ----------------------------------------------------------------------------------------------------------

            The following table sets forth information regarding the Company's valuation allowance for REO.

            --------------------------------------------------------------------------------------
                                                                   September 30,     December 31,
            (In Thousands)                                                  1995             1994
            --------------------------------------------------------------------------------------
            Balance, beginning of period.....................           $ 6,475           $ 3,084
            Provision for REO................................             2,664             5,291
            REO charged off..................................            (4,760)           (1,900)
            --------------------------------------------------------------------------------------
            Balance, end of period                                      $ 4,379           $ 6,475
            --------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                      19 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

    TABLE 6 - FINANCIAL RATIOS

            ------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended            Nine months ended
                                                                                    September 30,                September 30,
                                                                              1995           1994          1995           1994
            ------------------------------------------------------------------------------------------------------------------
            Net income as a percentage of: /(1)/
              Average stockholders' equity...........................         9.70%          3.96%         9.33%          2.98%
              Average total assets...................................         0.85           0.35          0.84           0.25
              Average earning assets.................................         0.97           0.41          0.96           0.30
            Average stockholders' equity as a percentage of:
              Average assets.........................................         8.80%          8.89%         9.01%          8.41%
              Average loans..........................................        13.40          14.43         13.72          13.89
              Average deposits.......................................        10.15          10.34         10.48           9.84
            Stockholders' equity at period end as a percentage of:
              Total assets at period end.............................          ---            ---          7.79%          7.64%
              Total loans at period end..............................          ---            ---         13.12          14.53
              Total deposits at period end...........................          ---            ---          9.38           9.44
            ------------------------------------------------------------------------------------------------------------------

            /(1)/ Annualized

--------------------------------------------------------------------------------
                                      20 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

EXHIBITS
PART I

    COMPUTATION OF EARNINGS PER SHARE

            Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

            During the periods ended September 30, 1995 and 1994, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.

            Three months ended September 30,            Nine months ended September 30,
            -----------------------------------------------------------------------------
                  1995               1994                    1995               1994
            ----------         ------------------------------------       ---------------
            14,251,595         13,958,511/(1)/         14,123,634         13,618,870/(1)/

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

--------------------------------------------------------------------------------
                                      21 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

        ITEM 5. Other Information

                During the third quarter of 1993, the Bank entered into a revised Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the California State Banking Department ("State"). The revised MOU established a new level for the reduction of classified assets. The MOU continued the prior written approval of dividends of the Bank by the FDIC and the State and a minimum leverage ratio of 6.5% which began with the first quarter of 1993. At September 30, 1995, the Bank's leverage ratio was 8.3%. Management believes the Bank was in compliance with the terms of the MOU as of September 30, 1995.

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

--------------------------------------------------------------------------------
                                      22 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IMPERIAL BANCORP

            Dated: November 13, 1995        By: Robert M. Franko
                                                --------------------------------
                                                Robert M. Franko
                                                Executive Vice President and
                                                Chief Financial Officer

--------------------------------------------------------------------------------
                                      23 [LOGO OF IMPERIAL BANCORP APPEARS HERE]