Form 10-K
period 1995-12-31
IMPERIAL BANCORP
filed 1996-03-22
CIK 49899

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ___________________________ to ____________________________ Commission file number 0-7722



                               IMPERIAL BANCORP
            (Exact name of registrant as specified in its charter)

                  CALIFORNIA                          95-2575576
         (State of other jurisdiction       (I.R.S. Employer Identification
      of incorporation or organization)                 Number)



       9920 SOUTH LA CIENEGA BOULEVARD
            INGLEWOOD, CALIFORNIA                        90301
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (Zip Code)




Registrant's telephone number, including area code: (310) 417-5600

Securities registered pursuant to Section 12(b) of the Act:
                                     None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK: Aggregate market value of Common Stock held by non-affiliates as of March 1, 1996: $273,743,390.

Number of Shares of Common Stock outstanding as of March 1, 1996: 14,962,714 shares.

DEBT SECURITIES: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due 1999. As of December 31, 1995, $4,824,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Sections of a Proxy Statement which will be filed within 120 days of Fiscal Year Ended December 31, 1995 are incorporated by reference into Part III hereof.

This report includes a total of 60 pages. Exhibit Index begins on page 59.

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S)), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO ____
   -----

--------------------------------------------------------------------------------

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

================================================================================

TABLE OF CONTENTS

Five Year Summary of Selected Financial Information........................4
Financial Review...........................................................5
     Average Balances, Yields and Rates Paid...............................6
     Interest Rate Sensitivity............................................10
     Analysis of the Allowance for Loan Losses............................16
     Allocated Allowance for Loan Losses..................................17
Financial Statements
Consolidated Balance Sheet................................................20
Consolidated Statement of Income..........................................21
Consolidated Statement of Changes in Stockholders' Equity.................22
Consolidated Statement of Cash Flows......................................23
Notes to Consolidated Financial Statements................................24
Independent Auditors' Report..............................................44
Selected Statistical Information
       Securities.........................................................45
       Maturity Distribution of Loans.....................................45
       Deposits...........................................................45
       Financial Ratios...................................................46
       Common Stock and Shareholder Data..................................46
       Quarterly Data.....................................................47
       Analysis of Changes in Net Interest Margin.........................48
Description of Business...................................................49
Directory.................................................................53
Signatures................................................................57
Form 10-K Cross Reference Index...........................................58
Exhibits Index............................................................59

================================================================================

FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION
IMPERIAL BANCORP AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------
                                        ------------------------------------------------------------------------
(IN THOUSANDS,
EXCEPT PER SHARE DATA)                              1995         1994         1993         1992/(3)/    1991
----------------------------------------------------------------------------------------------------------------
Summary of Operations
   Interest income..........................  $  176,527   $  135,807   $  139,704   $  220,619   $  267,850
   Interest expense.........................      60,154       37,415       36,280      101,683      141,470
----------------------------------------------------------------------------------------------------------------
      Net interest income...................     116,373       98,392      103,424      118,936      126,380
   Provision for loan losses................      16,122       12,174       41,977       20,859       29,914
----------------------------------------------------------------------------------------------------------------
      Net interest income after provision
      for loan losses.......................     100,251       86,218       61,447       98,077       96,466
   Noninterest income.......................      46,220       35,882       52,928       65,056       34,702
----------------------------------------------------------------------------------------------------------------
   Total operating income...................     146,471      122,100      114,375      163,133      131,168
   Personnel expense........................      48,683       47,717       41,068       58,538       48,631
   Other noninterest expense................      63,422       63,756       72,782       80,925       80,396
----------------------------------------------------------------------------------------------------------------
   Income before income taxes and
   minority interest........................      34,366       10,627          525       23,670        2,141
      Income tax provision (benefit)........      11,189        3,984         (529)      12,756         (403)
      Minority interest in income of
      consolidated subsidiary.............           ---          ---          ---        2,974          ---
   Net income...............................  $   23,177   $    6,643   $    1,054   $    7,940   $    2,544
----------------------------------------------------------------------------------------------------------------
Income per Share/(1)/
      Net income per share..................  $     1.52   $     0.45   $     0.07   $     0.56   $     0.18
      Cash dividends per share..............  $      ---   $      ---   $      ---   $      ---   $     0.32
----------------------------------------------------------------------------------------------------------------
At Year End
   Assets...................................  $2,788,374   $2,378,709   $2,794,517   $3,405,971   $3,826,824
   Net loans................................   1,661,945    1,335,074    1,431,959    1,615,641    1,801,541
   Deposits.................................   2,363,616    1,959,710    2,387,759    3,027,493    3,375,287
   Short-term borrowings....................     159,636      190,919      193,616      149,273      224,123
   Long-term borrowings.....................       5,906        8,153        9,866       11,252       12,838
   Stockholders' equity.....................     228,236      197,776      185,205      184,048      176,532
Financial Ratios/(2)/
   Return on equity.........................       11.03%        3.46%        0.57%        4.35%        1.39%
   Return on assets.........................        1.00%        0.30%        0.04%        0.22%        0.08%
   Equity-to-assets.........................        9.04%        8.64%        7.02%        5.11%        5.46%
Capital Ratios for Imperial Bank
   Leverage ratio...........................         8.6%         9.0%         6.9%         6.1%         5.1%
   Risk based capital
      Tier I capital........................  $  211,212   $  190,355   $  185,142   $  201,644   $  167,105
      Total capital.........................     239,678      213,003      209,462      229,868      214,112
      Tier I capital ratio..................         9.3%        10.6%         9.6%         9.0%         7.1%
      Total capital ratio...................        10.6%        11.9%        10.9%        10.2%         8.7%
Average Balances
   Total assets.............................  $2,326,308   $2,224,856   $2,645,492   $3,568,402   $3,343,008
   Earning assets...........................   2,031,551    1,887,389    2,207,159    3,189,583    2,995,457
   Loans....................................   1,540,940    1,361,630    1,481,231    1,794,586    1,992,710
   Total deposits...........................   2,006,737    1,903,203    2,258,201    3,122,316    2,923,219
   Stockholders' equity.....................     210,188      192,172      185,712      182,362      182,452
Common Share and Stockholder Data/(1)/
   Market price, end of year................  $    22.69   $    11.13   $    11.13   $     7.60   $     6.85
   Book value, end of year..................       15.29        13.59        13.23        13.20        12.67
   Common dividends.........................         ---          ---          ---          ---        4,244
   Dividend payout ratio....................         ---          ---          ---          ---       173.91%
   Average common and common equivalent
   shares outstanding.......................  15,253,929   14,667,111   14,200,887   14,124,069   13,915,947
----------------------------------------------------------------------------------------------------------------

(1) Adjusted for stock dividends declared and paid in the first quarters of 1992 - 1996.
(2)  Ratios are based on average balances.
(3) Restated to reflect the financial impact of FAS 109, Accounting for Income Taxes.
================================================================================

================================================================================

FINANCIAL REVIEW

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp ("the Company") and its results of operations. It should be read in conjunction with the audited consolidated financial statements and footnotes appearing elsewhere in this report.

PERFORMANCE SUMMARY

The Company posted significantly improved income for 1995. Net income for the year ended December 31, 1995 increased 249% to $23,177,000 or $1.52 per share. For 1994, the Company earned $6,643,000 or $0.45 per share. Income as measured by return on average total assets was 1.00% for the twelve months ended December 31, 1995, as compared to 0.30% for the twelve months ended December 31, 1994. Return on average stockholders' equity was 11.03% for the year ended December 31, 1995, a significant increase from the 3.46% return on average stockholders' equity for 1994.

The increase in net income in 1995 was attributable to several factors: 13% growth in average loans from the prior year; an improved net interest margin; a reduction in the FDIC deposit insurance premium; continued growth in fee based and trading activities; the sale of a portion of the Company's merchant card accounts; and overall efforts to reduce operating costs. These positive factors were partially offset by an increase in the provision for loan losses.

Net interest income and net interest margin for the year ended December 31, 1995 were $116.4 million and 5.7%. This compares to net interest income and net interest margin of $98.4 million and 5.2% for the year ended December 31, 1994.

Noninterest income for year ended December 31, 1995 totaled $46.2 million as compared to $35.9 million for 1994. Although the Company is continuing its merchant card servicing business, the Company sold a portion of its merchant card accounts for an after-tax gain of $3.7 million in the fourth quarter of 1995. Increased gains from the Company's SBA, foreign currency and precious metals trading activities contributed to the 1995 improvement in noninterest income. Trading income from these activities increased $3.3 million over the prior year. The Company also recorded improvements in other fee income businesses in 1995. Trust revenues from the Company's trust subsidiary, Imperial Trust Company, increased $0.8 million, or 12% from 1994 and income from the leasing of precious metals increased $1.0 million, or 215%, from 1994.

Noninterest expenses amounted to $112.1 million for the year ended December 31, 1995. This compares to $111.5 million reported for 1994. Regulatory assessments decreased from 1994 due to a reduction in the FDIC deposit insurance premium starting in the third quarter of 1995. The Company also saw reductions in occupancy and equipment expenses, data processing costs and professional fees as a result of its efforts to reduce operating costs. Offsetting these decreases in noninterest expense was an increase in other noninterest expense primarily related to increased service costs associated with demand deposits, charges related to mortgage repurchase obligations and amortization of the deposit premium paid in early 1995 to acquire the insured deposits of Guardian Bank. In 1994, noninterest expense was favorably impacted by a $1.6 million recovery of an operational loss.

At December 31, 1995, the Company's total assets were $2.8 billion, total loans were $1.7 billion and stockholders' equity and allowance for loan losses totaled $266 million. This compares favorably to total assets of $2.4 billion, total loans of $1.4 billion and stockholders' equity and allowance for loan losses of $238 million at December 31, 1994.

Total deposits at December 31, 1995, were $2.4 billion of which $1.1 billion, or 48%, were noninterest bearing demand deposits. At the previous year end, total deposits were $2.0 billion, including $928 million, or 47%, demand deposits. The overall funding base of the Company is enhanced by a sizable level of demand deposits resulting from the Company's long standing relationships with the real estate services industry.

Nonaccrual loans of $28.9 million at December 31, 1995, increased $10.7 million from year end 1994 while real estate owned ("REO") of $10.3 million at December 31, 1995, decreased $18.7 million from year end 1994. For the year ended December 31, 1995, the provision for loan losses totaled $16.1 million an increase of approximately $4.0 million from the year ended December 31, 1994. REO expenses totaled $8.5 million for 1995 as compared to $7.7 million in 1994. These expenses increased in 1995 as the Company incurred higher costs while disposing of over $42 million of REO during the year. In 1995, restructured loans increased $27.7 million primarily as a result of two loans secured by real estate which were modified in the fourth quarter.

At December 31, 1995, the allowance for loan losses amounted to $37.4 million or 2.2% of total loans as compared to $40.1 million or 2.9% of total loans at December 31, 1994. The allowance for loan losses coverage of nonaccrual loans at year end 1995 approximated 129%, as compared to 221% at December 31, 1994.

Imperial Bank was classified "Well Capitalized" with leverage, Tier I and total capital ratios at December 31, 1995, of 8.6%, 9.3% and 10.6%, respectively, as compared to 9.0%, 10.6% and 11.9%, respectively, the year earlier.

===============================================================================
EARNINGS PERFORMANCE

AVERAGE BALANCES, YIELDS AND RATES PAID/(1)/

---------------------------------------------------------------------------------------
                                                                 1995
---------------------------------------------------------------------------------------
                                                              INTEREST
                                                AVERAGE        INCOME/         AVERAGE
(IN THOUSANDS)                                  BALANCE        EXPENSE         RATE %
---------------------------------------------------------------------------------------
Earning assets:
   Loans/(2)/.............................   $1,540,940    $   145,375/(3)/      9.4%
   Deposits placed with banks.............          ---            ---          ---
   Trading account securities.............       52,759          3,516           6.7
   Securities available for sale..........      265,422         17,349           6.5
   Securities held to maturity............        5,619            311           5.5
   Federal funds sold and securities
   purchased under resale agreements......      164,359          9,707           5.9
   Loans held for sale....................        2,452            269          11.0
---------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS           $2,031,551    $   176,527           8.7%
---------------------------------------------------------------------------------------
Allowance for loan losses.................      (39,993)
Cash......................................      210,500
Other assets..............................      124,250
                                            ------------
   Total assets...........................   $2,326,308
                                            ------------

Interest-bearing liabilities:
   Savings................................   $   24,554    $       613           2.5%
   Money market...........................      442,702         12,614           2.8
   Time - under $100,000..................      233,726         14,682           6.3
   Time - $100,000 and over...............      462,818         27,582           6.0
---------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING DEPOSITS         $1,163,800    $    55,491           4.8%
---------------------------------------------------------------------------------------
   Short-term borrowings..................       72,077          4,135           5.7
   Long-term borrowings...................        7,260            528           7.3
---------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES      $1,243,137    $    60,154           4.8%
---------------------------------------------------------------------------------------
   Demand deposits........................      842,937
   Other liabilities......................       30,046
   Minority interest in consolidated
    subsidiary............................          ---
   Stockholders' equity...................      210,188
                                            ------------
     Total liabilities and stockholders'     $2,326,308
                                            ------------
      equity..............................
 NET INTEREST INCOME/NET INTEREST MARGIN                   $   116,373           5.7%
                                                          -----------------------------
=======================================================================================


(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2)  Average balance includes nonaccrual loans.
(3) Includes net loan fees of $5.4 million, $4.4 million, $3.9 million and $3.7 million for the years ended December 31, 1995, 1994, 1993 and 1992, respectively.

NET INTEREST INCOME: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the year ended December 31, 1995, net interest income increased to $116.4 million from $98.4 million in 1994.

================================================================================


------------------------------------------------------------------------------------------------------------------------------------

                              1994                                   1993                                     1992
------------------------------------------------------------------------------------------------------------------------------------
                          INTEREST                               INTEREST                                 INTEREST
      AVERAGE             INCOME/     AVERAGE     AVERAGE        INCOME/      AVERAGE       AVERAGE       INCOME/        AVERAGE
      BALANCE             EXPENSE      RATE %     BALANCE        EXPENSE       RATE %       BALANCE       EXPENSE         RATE %
------------------------------------------------------------------------------------------------------------------------------------
  $ 1,361,630           $ 112,834(3)    8.3%   $1,481,231       $ 113,671(3)    7.7%     $1,794,586    $  142,080(3)        7.9%
           --                  --        --        14,953             846       5.7          15,149           393           2.6
       42,179               2,366       5.6        85,916           4,709       5.5         128,645         7,598           5.9
      295,283              12,459       4.2       329,903          10,423       3.2          92,192         7,091           7.7
        5,860                 345       5.9        12,383             813       6.6         455,483        20,519           4.5
      172,070               7,153       4.2       273,964           8,663       3.2         373,266        14,515           3.9
       10,367                 650       6.3         8,809             579       6.6         330,262        28,423           8.6
------------------------------------------------------------------------------------------------------------------------------------
  $ 1,887,389           $ 135,807       7.2%   $2,207,159       $ 139,704       6.3%     $3,189,583    $  220,619           6.9%
------------------------------------------------------------------------------------------------------------------------------------
      (41,869)                                    (39,582)                                  (39,726)
      229,031                                     292,365                                   294,258
      150,305                                     185,550                                   124,287
-----------------                             ----------------                          --------------
  $ 2,224,856                                  $2,645,492                                $3,568,402
-----------------                             ----------------                          --------------

  $    26,420           $     654       2.5%   $   29,812       $     720       2.4%     $   74,733    $    2,563           3.4%
      465,755              11,129       2.4       480,751          11,092       2.3         450,283        13,788           3.1
      174,655               7,575       4.3       178,103           7,243       4.1         586,468        33,915           5.8
      324,384              13,826       4.3       330,667          12,017       3.6         831,363        43,529           5.2
------------------------------------------------------------------------------------------------------------------------------------
  $   991,214           $  33,184       3.3%   $1,019,333       $  31,072       3.0%     $1,942,847    $   93,795           4.8%
------------------------------------------------------------------------------------------------------------------------------------
       99,208               3,606       3.6       170,194           4,486       2.6         206,379         7,058           3.4
        9,176                 625       6.8        10,607             722       6.8          12,165           830           6.8
------------------------------------------------------------------------------------------------------------------------------------
  $ 1,099,598           $  37,415       3.4%   $1,200,134       $  36,280       3.0%     $2,161,391    $  101,683           4.7%
------------------------------------------------------------------------------------------------------------------------------------
      911,989                                   1,238,868                                 1,179,469
       21,097                                      20,778                                    38,076
           --                                          --                                     7,104
      192,172                                     185,712                                   182,362
------------------                            ---------------                           -------------
  $ 2,224,856                                  $2,645,492                                $3,568,402
------------------                            ---------------                           -------------
                        $  98,392       5.2%                    $ 103,424       4.7%                   $  118,936           3.7%
                      -----------------------                   -----------------------               ------------------------------

================================================================================

The Company's net interest margin increased to 5.7% for 1995 from 5.2% for 1994. The increased spread resulted primarily from an increase in the CompanyOs base lending rate which rose an average of 169 basis points from 1994. In addition to the increase in interest rates, the Company's average loan portfolio for the year ended December 31, 1995 grew $179 million, or 13% from 1994. As illustrated by the table above and the Analysis of Changes in Net Interest Margin (see page
48), the growth in the Company's loan portfolio had as significant an impact on net interest income for year ended December 31, 1995 as the increase in the Company's base lending rate. Concurrently, the Company's borrowing rates have increased, although not as rapidly as its lending rates, resulting in part from the Company's efforts to supplement its funding base with certificates of deposit ("CD"). Average demand deposit levels for the year ended December 31, 1995 declined approximately $69 million from the prior year while average CD balances increased $198 million. The decrease in average demand deposits directly related to reduced mortgage refinance activities during 1995, as the Company's deposit base includes many customers in the real estate related service industries, e.g., title and escrow companies. The growth in the Company's CD portfolio along with the demand deposit base funded the Company's growth in average earning assets which grew $144 million, or 8% from 1994. As previously discussed, this growth in average earning assets was primarily in the Company's loan portfolio.

Net interest income and net interest margin for the year ended December 31, 1995 were impacted by derivative financial instruments outstanding during 1995. There was a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin for the year ended December 31, 1995 as a result of the Company's derivative financial instruments (see Asset/Liability Management). The impact of

================================================================================

================================================================================

these derivative financial instruments included the recognition of a $2.3 million option premium which had been deferred until the final maturity of the associated options in the fourth quarter of 1995. The impact of these instruments for the year ended December 31, 1994 was $4.9 million and 27 basis point reductions in net interest income and net interest margin, respectively.

In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $8.8 million and $7.3 million, respectively, for the years ended December 31, 1995 and 1994. The net interest margin for each period would have been 5.3% and 4.8%, respectively.

NONINTEREST INCOME: Noninterest income amounted to $46.2 million for 1995 as compared to $35.9 million for 1994. The table below shows the major components of noninterest income.

================================================================================
(IN THOUSANDS)                                              1995        1994
--------------------------------------------------------------------------------
Service charges on deposit accounts.................... $  4,328    $  4,635
Trust fees.............................................    7,646       6,857
Gain on origination and sale of loans..................    2,265       3,840
Equity in net earnings of Imperial
 Credit Industries, Inc................................    5,192       3,489
Other service charges and fees.........................    7,921       6,566
Merchant and credit card fees..........................    4,855       6,152
Gain (loss) on securities available forsale............      260        (272)
Gain on trading account securities.....................    4,108         822
Gain on sale of merchant card accounts.................    6,400          --
Gain on sale of real property..........................       75         462
Gain on sale of bank owned premises....................       --       1,578
Other income...........................................    3,170       1,753
--------------------------------------------------------------------------------
  TOTAL                                                 $ 46,220    $ 35,882
================================================================================

Although the Company is continuing its merchant card servicing business, the Company sold a portion of its merchant card accounts for a gain of $6.4 million in the fourth quarter of 1995. Excluding the gain associated with the sale of merchant card accounts and a gain recognized in 1994 from the sale of a bank owned premises, noninterest income for 1995 increased $5.5 million, or 16%, from 1994. The improvement partially results from increased gains in the Company's various trading activities: SBA securities trading income improved $1.3 million, foreign currency exchange income was up $1.5 million and precious metals trading income increased $0.5 million. Also in 1995, the Company recorded improvements in other fee income businesses. Trust revenues from the Company's trust subsidiary, Imperial Trust Company, increased $0.8 million, or 12% from 1994 as a result of the both the Trust Company's strategy to target higher margin business relationships and the increase in assets under management and administration from $5.5 billion at December 31, 1994 to $6.8 billion at December 31, 1995. The increase in other income relates primarily to income from the leasing of precious metals which improved $1.0 million, or 215%, from 1994 as leasing volumes doubled in 1995. In addition, the Company realized $1.4 million from the exercise and sale of stock warrants during 1995.

At December 31, 1994, the Company owned 3.9 million shares, or 40.2%, of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII"). During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. The Company received an additional 1.9 million shares increasing its total shares held to 5.8 million at December 31, 1995. In February 1996, ICII declared and paid a 10% stock dividend which increased shares held by the Company to approximately 6.4 million. The Company's ownership percentage has dropped slightly from 40.2% to 40.0% as a result of the exercise of employee stock options at ICII. The Bank's share of earnings from ICII in 1995 increased to $5.2 million from $3.5 million in 1994. The increase was primarily attributable to expanded securitization activity primarily transacted through ICII's new finance subsidiaries.

Partially offsetting the overall increase in noninterest income were the following items. Gains from the origination and sale of loans for the year ended December 31, 1995 represented earnings from Small Business Administration ("SBA") lending activities. The $1.6 million decline in earnings from the prior year related primarily to the dissolution of the Company's mortgage banking division in the fourth quarter of 1994. The income generated from the origination and sale of SBA loans remained relatively level year to year. As a result of the fourth quarter 1995 sale of a portion of the Company's merchant card accounts, fee income related to this line of business decreased $1.3 million from 1994. Service charges on deposit accounts for 1995 have declined $0.3 million from the prior year primarily due to the decrease in average demand deposits.

NONINTEREST EXPENSE: Noninterest expense totaled $112.1 million for the year ended December 31, 1995 as compared to $111.5 million for the prior year. The table below shows the major components of noninterest expense.

================================================================================
(IN THOUSANDS)                                           1995             1994
--------------------------------------------------------------------------------
Salary and employee benefits....................... $  48,683        $  47,717
Net occupancy expense..............................     8,899            9,757
Furniture and equipment............................     4,952            5,352
Data processing....................................     7,783            9,358
Customer services..................................     8,843            7,311
Net real estate owned expense......................     8,508            7,719
Regulatory assessments.............................     3,225            5,934
Professional and consulting........................     3,526            4,921
Business development...............................     3,100            3,298
Lawsuit settlements................................    (1,134)          (1,334)
Other expense......................................    15,720           11,440
--------------------------------------------------------------------------------
  TOTAL                                             $ 112,105        $ 111,473
================================================================================

================================================================================
Excluding the collection of a $1.6 million operational loss which reduced noninterest expense in the prior year, noninterest expense for the year ended December 31, 1995 decreased $1.0 million from 1994. Regulatory assessments decreased $2.7 million from 1994 due to a reduction in the FDIC deposit insurance premium in the third quarter of 1995. The premium was reduced again for fiscal year 1996. Net occupancy expense decreased $0.9 million in 1995 as the Company renewed several of its operating leases for office space at more favorable terms. Also, the Company saw the positive results of its major data processing conversion which occurred during 1994 through reduced costs related to data processing. Net occupancy, equipment expense and data processing costs, along with reduced professional and consulting fees related to the prior year data processing conversion, decreased a combined $4.2 million from 1994.

Offsetting these decreases in noninterest expense were increases in the following components of noninterest expense. Salary and employee benefits expense for the year ended December 31, 1995 increased $1.0 million from 1994 resulting primarily from the Company's $2.0 million contribution to its employee profit sharing plan in 1995. In the prior year, the Company made a contribution to its Employee Stock Ownership Plan approximating $1.2 million. Service costs related to demand deposits including accounting, courier and other deposit related services increased $1.5 million in 1995 due to increased interest rates during the year as these service costs are a function of interest rates as well as deposit volume. Other expenses increased $4.3 million in 1995 as a result of the following: a $1.6 million charge for mortgage repurchase obligations related to the initial sale of ICII in 1992; $0.9 million in amortization expense related to the deposit premium paid in early 1995 to acquire the insured deposits of Guardian Bank; and a $1.5 million charge to write off an equity investment in Healthtronics, Inc., as this entity was liquidated in 1995.

REO expenses totaled $8.5 million for 1995 as compared to $7.7 million the prior year. These costs increased in 1995 as the Company incurred higher costs while holding and disposing of over $42 million of REO. REO expense is made up primarily of two components: valuation adjustments and direct holding costs. Direct holding costs were up $1.5 million from 1994 due mainly to additional property taxes approximating $1.0 million that the Company was required to pay to secure clear title.

INCOME TAXES

The Company recorded income taxes of $11.2 million for the year ended December 31, 1995 representing an effective tax rate of approximately 33%. For 1994, the Company's income taxes and effective tax rate approximated $4.0 million and 38%, respectively. During 1995, the Company recorded a $0.9 million reduction of taxes to reflect the finalization of prior years income tax issues and reversed its $2.3 million valuation allowance. Excluding these reductions of income taxes, the Company's effective tax rate would have been 42% for 1995. At December 31, 1995, the Company had a net deferred tax receivable of $5.5 million, as compared to a $6.3 million net deferred tax receivable, net of a $2.3 million valuation allowance at December 31, 1994. The elimination of the valuation allowance for deferred tax assets during 1995 primarily results from the level of taxable income experienced in 1995 and the Company's projection of taxable income for 1996. The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1996.

ASSET LIABILITY MANAGEMENT

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

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $843 million for the year ended December 31, 1995 as compared to $912 million for 1994. The decrease in average demand deposits directly related to reduced mortgage refinance activities during 1995 as the Company's deposit base included many customers in the real estate related service industries. The Company's average demand deposits and average stockholders' equity funded 45% and 50%, respectively, of average total assets for the years ended December 31, 1995, and 1994.

These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During 1995, the Company experienced a net cash outflow from its investing activities of $375 million. This net outflow in investing activities resulted primarily from the growth in the Company'/ loan portfolio, an outflow of $336 million, and from the investment in highly liquid short-term Federal funds sold, an outflow of $149 million. The outflows were offset by the $372 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $254 million in certificates of deposit and $150 million in demand deposits, money market and savings accounts.

Imperial Bancorp ("the Parent Company") liquidity is managed through the purchase and sale of securities available for sale. This activity is directly correlated to the activity in commercial paper. The Parent Company's only source of funds for its annual sinking fund obligations on the Floating Rate Notes and Debentures and other operating expenses is preferred and common stock dividends received from Imperial Bank, the Company's principal subsidiary ("the Bank"). The stock dividends were subject to limitation under the Bank's Memoran-

================================================================================
dum of Understanding until its termination in late 1995 (see Capital). This source of funds is adequate to meet the annual sinking fund obligation of the Parent Company.

Interest Rate Sensitivity Management

The primary objectives of the asset liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives, and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pre-tax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

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

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1995. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.

====================================================================================================================================

                                                                                                                NON
                                       0-3          >3-6         >6-12         >1 - 5            >5       INTEREST-
(IN THOUSANDS)                      MONTHS        MONTHS        MONTHS          YEARS         YEARS         BEARING          TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Earning Assets:
  Trading account securities
   (1)......................... $   40,050    $       --     $      --     $       --    $       --    $         --     $   40,050
  Securities available for
   sale........................    287,939            --           446            636         6,291              --        295,312
  Securities held to
   maturity (2)................         --            --         4,376             --            --             599          4,975
  Federal funds sold and
   securities purchased
   under resale agreements.....    425,300            --            --             --            --              --        425,300
  Loans held for sale (1)......      2,648            --            --             --            --              --          2,648
  Loans: (3)
     Commercial loans..........  1,167,441         4,049         7,220         38,746         8,978          11,714      1,238,148
     Real estate loans.........    160,212         6,528        20,372        210,359        38,899          17,212        453,582
     Consumer loans............      6,791            35            26            765            --              --          7,617
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL LOANS                   $1,334,444    $   10,612     $  27,618     $  249,870    $   47,877    $     28,926     $1,699,347
------------------------------------------------------------------------------------------------------------------------------------

  Allowance for loan losses....         --            --            --             --            --         (37,402)       (37,402)
  Non-earning assets...........         --            --            --             --            --         358,144        358,144
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL ASSETS                  $2,090,381    $   10,612     $  32,440     $  250,506    $   54,168    $    350,267     $2,788,374
------------------------------------------------------------------------------------------------------------------------------------

Sources of Funds:
  Deposits:
     Demand....................         --            --            --             --            --       1,145,720      1,145,720
     Savings...................     15,708            --            --             --            --              --         15,708
     Money market..............    435,674            --            --             --            --              --        435,674
     Time - under $100,000.....    116,448        70,427        33,935          6,452            --              --        227,262
     Time - $100,000 and over..    372,228       132,993        33,051            980            --              --        539,252
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL DEPOSITS               $  940,058    $  203,420     $  66,986     $    7,432    $       --    $  1,145,720     $2,363,616
------------------------------------------------------------------------------------------------------------------------------------

   Short-term borrowings.......    159,636            --            --             --            --              --        159,636
   Long-term borrowings........      4,824            --            --          1,082            --              --          5,906
   Noninterest bearing
    liabilities................         --            --            --             --            --          30,980         30,980
   Equity......................         --            --            --             --            --         228,236        228,236
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND EQUITY $1,104,518    $  203,420     $  66,986     $    8,514    $       --    $  1,404,936     $2,788,374
------------------------------------------------------------------------------------------------------------------------------------

   INTEREST SENSITIVITY GAP     $  985,863      (192,808)      (34,546)    $  241,992    $   54,168      (1,054,669)    $       --
------------------------------------------------------------------------------------------------------------------------------------

   CUMULATIVE INTEREST
    SENSITIVITY GAP             $  985,863    $  793,055     $ 758,509     $1,000,501    $1,054,669    $         --     $       --
--------------------------------------------------------------------------------

(1)  Trading account securities and loans held for sale are sold within 90 days.
(2) The noninterest bearing column consists of equity investments held by the Company's small business investment company subsidiary.
(3)  The noninterest bearing column consists of nonaccrual loans.
================================================================================

================================================================================

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities and is negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse effect on net interest income. Conversely, during a period of decreasing interest rates, positive gap tends to result in decreased interest income while negative gap tends to result in increased interest income. As illustrated by the table, the Company maintained positive three month and one year cumulative gaps at December 31, 1995 of approximately $986 million and $758 million, respectively, as compared to positive three month and one year cumulative gaps of $138 million and $278 million at December 31, 1994. These positive cumulative gap positions indicate that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. The Company's asset sensitivity, as measured by its cumulative positive one year gap, increased from year end 1994 as it is no longer impacted by interest rate swaps which mature in the first quarter of 1996. In addition, the Company's demand deposit balances at year end 1995 exceeded its average demand deposits for the year by approximately $303 million. As this excess liquidity at year end was invested in highly liquid instruments such as Federal funds sold and securities available for sale, the result was an increase in the three month and one year positive gaps and in turn, the Company's asset sensitivity.

The Company's net interest margin is sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans are tied to the Prime Rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. In October 1993, the Company's expectation was that interest rates would gradually rise in 1994. Concurrently, two major banks lowered their Prime Rate causing some degree of concern that interest rates could fall in the short term. An analysis of the historic relationship between the Prime Rate and LIBOR showed that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment.

Due to the level of asset sensitivity and the potential for a narrowing of the Prime Rate and LIBOR spread in late 1993, the Company responded by selecting $500 million of Prime based assets whose characteristics were to be synthetically altered to create an asset with reduced interest rate sensitivity that was insulated against a narrowing of the Prime Rate and LIBOR spread for a period of two years. To achieve this goal, the Company entered into a series of derivative financial contracts in late 1993 and early 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio while retaining some positive asset sensitivity in the event of an increase in interest rates.

The Company entered into interest rate swaps in which it was committed to pay the daily average of the Prime Rate less a designated spread and receive three month LIBOR. The swaps were intended to reduce the potential compression of the Company's net interest margin in the event that LIBOR rose faster than Prime. The interest rate swaps had a notional value of $200 million at December 31, 1995 and mature in the first quarter of 1996. The swaps contained embedded option contracts with strike prices which increased at the rate of 25 basis points per quarter which capped the rate received on the interest rate swap. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing LIBOR indexed asset to retain some asset sensitivity.

Also in 1994, the Company entered into a similar transaction consisting of interest rate swaps with a notional value of $300 million of which a notional value of $100 million was outstanding at December 31, 1995. In conjunction with these interest rate swaps, the Company sold exchange traded options to cap the rate received on the swaps at escalating strike prices associated with the options. These packaged options were stacked and expired at the rate of $300 million per quarter during the first three quarters of 1995 with the final $100 million expiring in the fourth quarter of 1995. These linked option expirations mirrored the interest rate resets of the linked interest rate swaps which matured in the fourth quarter of 1995 and the first quarter of 1996. Using both swaps with embedded options and linked exchange traded options to yield the same result, the Company utilized the combination which provided the most economical method of accomplishing the synthetic alteration. The interest rate swaps and linked options, as synthetic alterations of the Company's interest received on its loan portfolio, are recorded "as settled" (or according to the settlement accounting method) with the resulting gains or losses recorded as an adjustment to interest income.

As interest rates continued to rise more quickly than anticipated in 1994 and other market related events caused a deterioration in the values of derivative instruments, the strike prices of the escalating linked options were exceeded by LIBOR. To prevent further negative impact on interest income from the interest rate swaps with both embedded and linked options, the Company purchased options during the second half of 1994 with terms similar to the linked options and embedded options thus effectively capping the CompanyOs exposure to further losses. These options expired during 1995 in conjunction with the linked and embedded options discussed previously.

The combined economic impact of the CompanyOs derivative financial instruments discussed above was a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin for the year ended December 31, 1995.

================================================================================

The impact of these instruments was partially offset by the recognition of a $2.3 million premium received on the linked written options which had been deferred until the final maturity of these options in the fourth quarter of 1995. The impact of these instruments was $4.9 million and 27 basis point reductions in net interest income and net interest margin, respectively, for the year ended December 31, 1994. The cash requirement and negative impact on net interest income associated with the derivative transactions would be $0.3 million if interest rates remain unchanged through the final maturity of these instruments in early 1996.

Although the Company's balance sheet remains asset sensitive, management had fewer concerns about potential compression of the Company's interest rate margin in early 1995 then it did in late 1993 and early 1994. During 1995, concerns of the spread between the Prime Rate and LIBOR narrowing were partially alleviated as the Prime Rate moved toward the characteristics of a retail rate and away from those of a wholesale rate. This was evidenced by the interest rate swap markets in 1995 as the spread between Prime and LIBOR increased from approximately 217 basis points to 250 basis points. The Company developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices generally adjusting quarterly and approximately 200 basis points below or above (depending on the instrument) market rates at the date of purchase.

In response to its strategy and the general asset sensitive nature of the balance sheet, the Company purchased interest rate floors in the first quarter of 1995 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at December 31, 1995, mature in the third quarter of 1997. The floors provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor. The deferred gain of the floors approximated $1.6 million at December 31, 1995.

During the second and third quarters of 1995, the Company purchased both exchange traded and over the counter interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The exchange traded caps had a notional value of $1.2 billion at December 31, 1995 and mature at the rate of $400 million per quarter for the first, second and third quarters of 1996. The over the counter caps had a notional value of $100 million at December 31, 1995. These caps reset quarterly in March, June and September 1996 and mature in December 1996. All of the caps provide protection to the Company in the event that the three month LIBOR rises above the strike prices of the caps which range from 8.0% to 8.5%. The deferred loss of the caps approximated $180,000 at December 31, 1995. In January 1996, the Company purchased additional interest rate caps with a notional value of $1.0 billion. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps. These caps mature at the rate of $500 million per quarter during the fourth quarter of 1996 and the first quarter of 1997.

The following table summarizes the Company's derivative instruments for the year ended December 31, 1995.

-------------------------------------------------------------------------------------------------------------------------------
                                                                      WEIGHTED
                                                    NOTIONAL      AVERAGE RATE
(IN THOUSANDS)                                        AMOUNT          FOR 1995                     TERMS AND MATURITY
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS WITH EMBEDDED OPTIONS
Pay - Prime less a designated spread............  $  200,000              6.3%     First quarter 1996
Receive - 3 month LIBOR.........................     200,000              4.8
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS SYNTHETICALLY ALTERED BY
  LINKED EXCHANGE TRADED OPTIONS
Pay - Prime less a designated spread............  $  100,000              6.7%     First quarter 1996
Receive - 3 month LIBOR/(1)/....................     100,000              4.9
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CAPS PURCHASED
Exchange traded.................................  $1,200,000              n/a      $400,000 maturing per quarter through
                                                                                   third quarter 1996
                                                                                   Reset quarterly in first, second and third
Over the counter................................     100,000              n/a      quarter 1996; matures fourth quarter 1996
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS PURCHASED
Over the counter................................  $  500,000              n/a     Third quarter 1997
-------------------------------------------------------------------------------------------------------------------------------

(1)  Weighted average rate reflects impact of linked exchange traded options.
================================================================================

BALANCE SHEET ANALYSIS

CASH AND DUE FROM BANKS: On average in 1995, 9% of the Company's assets were maintained in cash and due from banks. This reflects the large volume of demand deposits. Average cash and due from banks for the year ended December 31, 1995 was $211 million, down from the prior year average of $229 million primarily due to the decline in average demand deposits and an effort by the Company to improve its cash management.

================================================================================

SECURITIES: Trading account securities totaled $40.1 million at December 31, 1995 as compared to $74.0 million at year end 1994. The Company maintained average balances in its trading portfolio of $52.8 million and $42.2 million, respectively, for the years ended 1995 and 1994. The Company engages in trading SBA loan certificates, precious metals and foreign currencies. Approximately $34.4 million of the Company's year end trading account balances were related to SBA loan certificates as the Company maintained a net short position in its precious metals trading portfolio and a relatively small physical position in foreign currency. The Company experienced increased gains from trading in 1995 as a result of improved market conditions and increased volumes of instruments traded, especially SBA loan certificates and foreign currencies.

The Company's short-term investments, including securities available for sale and Federal funds sold and securities purchased under resale agreements, averaged $430 million for 1995 compared to $467 million for 1994. These investments amounted to $721 million at year end 1995 and $665 million at year end 1994. The increase in the year end 1995 balance of these securities is directly related to the increase in demand deposits at year end 1995. The following table illustrates the carrying value of the Company's held to maturity and available for sale portfolios for each of the past three years.

----------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                  1995       1994       1993
----------------------------------------------------------------------------
Securities held to maturity:
   Industrial development bonds...........   $  4,376   $  4,546   $  7,633
   Other securities.......................        599      1,600      3,446
----------------------------------------------------------------------------
      TOTAL                                  $  4,975   $  6,146   $ 11,079
----------------------------------------------------------------------------
Securities available for sale:
   U.S. Treasury and federal agencies.....   $245,919   $320,949   $199,865
   Mutual funds invested in short-term
    government securities.................     43,052     56,915    191,590
   Municipal revenue bonds................        ---        ---     24,994
   Other securities.......................      6,341     10,385        767
----------------------------------------------------------------------------
     TOTAL                                   $295,312   $388,249   $417,216
============================================================================

Securities available for sale were utilized as the primary liquidity tool during 1995 as they averaged $265 million in 1995 as compared to $295 million in 1994. For both 1995 and 1994, securities available for sale were comprised mainly of SBA federal agency and U.S. Treasury securities and short-term government cash mutual funds. To a lesser extent, the Company also used Federal funds sold and securities purchased under resale agreements to manage its liquidity during 1995. These securities averaged $164 million during 1995 as compared to $172 million in 1994.

The Company maintains securities available for sale at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of tax. The Company reported a net unrealized gain of $2.7 million at December 31, 1995 and a net unrealized loss of $0.8 million at year end 1994.

LOANS HELD FOR SALE: Loans held for sale approximated $2.6 million and $0.8 million at December 31, 1995 and 1994, respectively. The current year end balance is comprised entirely of SBA loans originated by the Company. The Company sells the guaranteed portion of these loans into the secondary market while retaining the unguaranteed portion for its own portfolio. The Company services the guaranteed portion of SBA loans, approximately $36.0 million at December 31, 1995, for investors.

LOAN COMPOSITION: The loan portfolio totaled $1.7 billion at December 31, 1995, an increase of $324 million from the prior year end. The increase in loan balances came primarily from the Bank's commercial loan portfolio which grew $318 million, or 35%, mainly as a result of increased loan demand in 1995. In addition, the Company increased its participation in nationally syndicated credit facilities which accounted for $86 million, or 27%, of the Company's loan growth during 1995. Commercial loans, which comprise 73% of the total loan portfolio, are broadly diversified among many industries including high technology, entertainment, health care and garment with no significant concentrations. The following table sets forth the amount of loans outstanding by type at the end of each of the past five years, net of unearned discounts and deferred loan fees.

--------------------------------------------------------------------------------------------------------
At December 31, (In Millions)                              1995     1994      1993      1992      1991
--------------------------------------------------------------------------------------------------------
Commercial loans.....................................    $1,238   $  920    $1,002    $1,025    $1,065
Loans secured by real estate:
   Real estate term loans............................       389      337       347       403       397
   Interim construction loans........................        65      117       123       216       363
Consumer loans.......................................         7        1         3        11        14
--------------------------------------------------------------------------------------------------------
      Total loans                                        $1,699   $1,375    $1,475    $1,655    $1,839
========================================================================================================

As illustrated by the above table, total real estate loans remained flat year to year. The Company saw overall reductions approximating $98 million in its construction loan portfolio through loan pay offs and refinancings to term loans during 1995. Offsetting the decrease in this portfolio were new construction loans to builders of single-family tract housing and the purchase of a $25.5 million portfolio of construction loans, at a discount, from the FDIC as receiver for Guardian

================================================================================

Bank of Los Angeles. Combined these loans approximated $46 million, or 71%, of the Company's construction loan portfolio at December 31, 1995. The $52 million increase in the Company's real estate term loan portfolio resulted primarily from take out financing of a portion of the Company's construction loans and to a lesser degree, credits to facilitate the sale of real estate owned. The Company's real estate loans, both term and construction loans, are secured by first deeds of trust and are distributed among a variety of project types including multi-family residential, 26%, and retail facilities, 24% (see loans by project type and geographic concentration in Note (4)). While real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. At December 31, 1995, 79% of the Company's real estate loans were geographically concentrated in Southern California, 15% in Northern California and 6% outside of California.

A certain degree of risk is inherent in the extension of credit. The Company assesses and manages credit risk on an ongoing basis through diversification, lending limits, credit review, approval policies and internal monitoring. As a part of the control process, an independent credit review function regularly examines the Company's loan portfolio. In addition, the Company's lending policies require extensive evaluation of new credit requests and continuing internal review of existing credits in order to identify early and quantify any evidence of deterioration of quality or potential loss. The Company seeks to manage and control its risk through diversification of the loan portfolio by type of loan, geographic and industry concentration and type of borrower. Diversification helps to reduce risk by minimizing the adverse impact of any single event or set of circumstances.

NONACCRUAL LOANS, RESTRUCTURED LOANS AND REAL ESTATE OWNED: Nonaccrual loans, which includes loans 90 days or more past due, totaled $28.9 million at December 31, 1995 as compared to $18.2 million at year end 1994. The increase was related primarily to nonaccrual real estate loans which were up $9.9 million from year end 1994. Accounting for approximately 70% of this increase was a $6.8 million term loan placed on nonaccrual status in the fourth quarter of 1995. This loan, which was more than 90 days past due at December 31, 1995, is secured by a multi-family residential property in Southern California. In addition, the Company placed a $3.2 million real estate term loan secured by a single-family residential property on nonaccrual status during 1995. In this case, the borrower filed for bankruptcy protection under Chapter 11. As of December 31, 1995, the Company was awaiting a resolution from the bankruptcy court. Foregone interest on nonaccrual loans approximated $2.2 million in 1995 and $2.0 million in 1994. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected.

Restructured loans, loans outstanding whose original terms have been modified, totaled $33.6 million at December 31, 1995 as compared to $5.9 million at prior year end. The increase in restructured loans resulted from the modification of two real estate secured loans totaling $29.5 million in the fourth quarter of 1995. The modified loans carried market rates of interest but are classified as restructured because the Company anticipates debt forgiveness on one of the loans in return for a partial principal paydown and additional collateral and because the Company deferred a principal reduction on the other. All restructured loans were current as to principal and interest at December 31, 1995. The average yield on restructured loans was 7.98% at December 31, 1995.

================================================================================

Real estate owned ("REO") of $10.3 million, net of a $4.7 million valuation allowance, at December 31, 1995 decreased $18.6 million from $29.0 million, net of a $6.5 million valuation allowance, at year end 1994. The Company was successful in disposing of nineteen REO properties during 1995. At the date of acquisition the total book value of these properties approximated $42 million of which the Company collected net sales proceeds of $36 million.

Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

-----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)..........................................        1995       1994       1993        1992       1991
-----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial loans.....................................................    $ 11,714   $ 10,884   $ 23,489    $ 20,174    $14,479
   Real estate loans....................................................      17,212      7,272     12,029      26,429     23,355
   Consumer loans.......................................................         ---        ---        ---          65        396
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONACCRUAL LOANS.............................................    $ 28,926   $ 18,156   $ 35,518    $ 46,668    $38,230
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percent of total nonaccrual loans........       129.3%     220.7%     120.5%       84.0%      95.8%
Total nonaccrual loans as a percent of total loans outstanding..........         1.7        1.3        2.4         2.8        2.1
-----------------------------------------------------------------------------------------------------------------------------------
RESTRUCTURED LOANS......................................................    $ 33,608   $  5,948   $  4,662    $ 65,003    $ 4,700
-----------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
   Foreclosed assets....................................................    $ 15,015   $ 35,446   $ 30,171    $ 48,187    $26,609
   In-substance foreclosures............................................         ---        ---     28,163      27,133        ---
-----------------------------------------------------------------------------------------------------------------------------------
     REO, gross.........................................................    $ 15,015   $ 35,446   $ 58,334    $ 75,320    $26,609
   Less valuation allowance.............................................      (4,686)    (6,475)    (3,084)     (6,500)       ---
-----------------------------------------------------------------------------------------------------------------------------------
     REO, NET...........................................................    $ 10,329   $ 28,971   $ 55,250    $ 68,820    $26,609
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL..............................................................    $ 72,863   $ 53,075   $ 95,430    $180,491    $69,539
===================================================================================================================================


On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("FAS 118"). FAS 114 requires the measurement of impaired loans to be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral dependent loan. The adoption of FAS 114 did not have a material effect on the Company's financial position or results of operations and did not result in additional provisions for loan losses.

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

At December 31, 1995, the recorded investment in loans which have been deemed impaired in accordance with FAS 114 totaled $122.7 million, of which $28.9 million were on nonaccrual status and $29.5 were classified as restructured loans. A significant portion, 82%, of the impaired loans were secured by real estate. At September 30, 1995, the Company reported impaired loans of $37.9 million. The significant increase from third quarter 1995 resulted from the transfer of loans, totaling $49.5 million, from potential problem loan status to impaired status. This $49.5 million of loans designated as impaired consisted of several loans to one borrower for various retail, office and hotel facilities in Northern California. The loans matured and were renewed in the fourth quarter of 1995. At that time, the loans which are all cross collateralized were determined to be impaired as they were collateral dependent. Also contributing to the increase were the loans totaling $29.5 million restructured in the fourth quarter of 1995. Restructured loans meet the definition of impaired under FAS
114. Impaired loans totaling $85.2 million required a specific allowance for potential losses. The total specific allowance for potential losses related to such loans was $11.8 million. The remaining $37.5 million of loans classified as impaired did not require a specific allowance for potential losses. Impaired loans averaged $48.8 million during 1995. During 1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $3.4 million. At December 31, 1995, $92.1 million of the impaired loans were current as to principal and interest. There were $3.9 million in loans classified as potential problems at December 31, 1995.

ALLOWANCE AND PROVISION FOR LOAN LOSSES: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at December 31, 1995, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At December 31, 1995, the allowance for loan losses amounted to $37.4 million or 2.2% of total loans as compared to $40.1 million or 2.9% of total loans at December 31, 1994. The following table summarizes changes in the allowance for loan losses over the past five year ends.

------------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                                 1995          1994          1993          1992          1991
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
   Balance, beginning of year..................................  $   40,072    $   42,800    $   39,219    $   36,640    $   32,460
Loans charged off:
   Commercial..................................................     (13,432)       (9,120)      (27,396)      (12,784)      (15,438)
   Real estate.................................................      (7,470)       (8,506)      (10,148)       (5,558)      (11,293)
   Consumer....................................................         (60)         (108)         (704)         (902)         (600)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS CHARGED OFF                                       $(20,962)   $  (17,734)   $  (38,248)   $  (19,244)   $  (27,331)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial..................................................       1,690         2,729         1,506           703         1,362
   Real estate.................................................         445            47           118           171           107
   Consumer....................................................          35            56           191            90           128
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOAN RECOVERIES                                       $    2,170    $    2,832    $    1,815    $      964    $    1,597
------------------------------------------------------------------------------------------------------------------------------------
   Net loans charged off.......................................     (18,792)      (14,902)      (36,433)      (18,280)      (25,734)
   Net effect of deconsolidation of Imperial Credit
   Industries, Inc.............................................          --            --        (1,963)           --            --
   Provision for loan losses...................................      16,122        12,174        41,977        20,859        29,914
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                             $   37,402    $   40,072    $   42,800    $   39,219    $   36,640
------------------------------------------------------------------------------------------------------------------------------------
LOANS OUTSTANDING AT END OF YEAR                                 $1,699,347    $1,375,146    $1,474,759    $1,654,860    $1,838,181
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE AMOUNT OF LOANS OUTSTANDING                              $1,540,940    $1,361,630    $1,481,231    $1,794,586    $1,992,710
------------------------------------------------------------------------------------------------------------------------------------
   Ratio of net charge-offs to average loans...................        1.22%         1.09%         2.46%         1.02 %        1.29%
   Ratio of allowance for loan losses to average loans.........        2.43          2.94          2.89          2.19          1.84
   Ratio of allowance for loan losses to loans outstanding
     at end of year............................................        2.20          2.91          2.90          2.37          1.99
   Ratio of provision for loan losses to net charge-offs.......          86            82           115           114           116
====================================================================================================================================

The provision for loan losses totaled $16.1 million for the year ended December 31, 1995 as compared to $12.2 million for 1994. The increased provision for loan losses provided for increased net charge-offs which amounted to $18.8 million for the year ended December 31, 1995 up from $14.9 million for the year ended December 31, 1994. The increase in net charge-offs experienced in 1995 resulted from management's desire to aggressively resolve potential problem credits identified by the Company's internal credit review function and supported by the Company's most recent regulatory exam. As a percentage of average loans outstanding, net charge-offs were 1.22% and 1.09%, respectively, for the years ended December 31, 1995 and 1994.

Although the Company evaluates the adequacy of its allowance on an overall basis rather than by specific categories of loans, the following table reflects management's allocation of the allowance for loans losses by loan category and the ratio of each loan category to total loans over the past five years.

---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        AT DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
                              1995       %         1994       %          1993      %         1992       %         1991       %
---------------------------------------------------------------------------------------------------------------------------------
Commercial......          $ 17,365      73%    $ 24,628      66%    $ 29,196      67%    $ 23,137      62%    $ 18,041      58%
Real Estate.....            16,773      26       11,515      33       10,161      32       11,275      37       15,238      41
Consumer........               809       1          175       1          433       1          867       1          838       1
Unallocated.....             2,455      --        3,754      --        3,010      --        3,940      --        2,523      --
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL                  $ 37,402     100%    $ 40,072     100%    $ 42,800     100%    $ 39,219     100%    $ 36,640     100%
=================================================================================================================================

The allowance allocated to the loan categories shown above is based on previous loan loss experience and management's evaluation of the current loan portfolio and should not be interpreted as an indication that charge-offs will occur in these amounts or proportions. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total allowance is a general allowance applicable to the entire portfolio.

FUNDING SOURCES

DEPOSITS: Total deposits amounted to $2.4 billion at December 31, 1995 as compared to $2.0 billion at the end of 1994. Of the year end balance of total deposits, 48% and 47%, respectively, represented noninterest-bearing demand deposits at December 31, 1995 and 1994. Average demand deposits were $843 million for 1995, a $69 million, or 8%, decrease from 1994. This was partially offset by the increase in average interest-bearing time deposits which grew $198 million, or 40%, in 1995. The Company returned to the CD market to supplement its funding base in order to keep up with loan demand in 1995. In 1995, the Company purchased the insured deposits of Guardian Bank of Los Angeles. The Company paid a premium of 1% for Guardian's gross deposits of $262 million. The majority of these deposits were noninterest-bearing demand deposits from Guardian's title and escrow industry customers.

OTHER BORROWINGS: The Company uses short-term borrowings as a means to manage the interest rate sensitivity and liquidity position of the balance sheet. Average short-term borrowings totaled $72.1 million for 1995, a decrease of $27.1 million, or 27%, from 1994. As a percentage of average interest-bearing liabilities, average short-term borrowings approximated 5.8% for 1995 and 9.0% for 1994.

CAPITAL: Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long-term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At December 31, 1995, stockholders' equity totaled $228 million as compared to $198 million at December 31, 1994. The Company recorded an additional $3.4 million in 1995 and $4.2 million in 1994 of stockholders' equity from the exercise of employee stock options. During 1995, $1.5 million of common stock was exchanged and retired in conjunction with the exercise of stock options. Common stock retirements were immaterial in 1994. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of stockholders' equity, approximated $1.9 million in 1995 and $1.5 million in 1994.

Management is committed to maintaining capital at a level sufficient to assure stockholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action guidelines, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at December 31, 1995 were 9.3% and 10.6%, respectively, as compared to 10.6% and 11.9%, respectively, the year earlier. From the prior year, total assets have increased approximately 17% resulting in lower capital ratios.

================================================================================



CAPITAL RATIOS FOR IMPERIAL BANK(1)

--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, (IN THOUSANDS)                                                                1995                   1994
--------------------------------------------------------------------------------------------------------------------------
Tier I:
   Common stockholders' equity and preferred stock(2)..........................      $  213,286             $  190,355
   Disallowed assets...........................................................          (2,074)                    --
--------------------------------------------------------------------------------------------------------------------------
     TIER I CAPITAL                                                                  $  211,212             $  190,355
--------------------------------------------------------------------------------------------------------------------------
Tier II:
   Allowance for loan losses allowable in Tier II..............................          28,466                 22,648
--------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK-BASED CAPITAL                                                        $  239,678             $  213,003
--------------------------------------------------------------------------------------------------------------------------
RISK WEIGHTED BALANCE SHEET ASSETS                                                   $1,942,903             $1,649,974
--------------------------------------------------------------------------------------------------------------------------
Risk-weighted off-balance sheet items:
   Commitments to make or purchase loans.......................................         259,363                 84,657
   Standby letters of credit...................................................          64,775                 45,932
   Other.......................................................................          12,277                 31,313
--------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK WEIGHTED OFF-BALANCE SHEET ITEMS                                     $  336,415             $  161,902
--------------------------------------------------------------------------------------------------------------------------
Disallowed assets..............................................................          (2,074)                    --
Allowance for loan losses not included in Tier II..............................          (8,936)               (17,424)
--------------------------------------------------------------------------------------------------------------------------
     TOTAL RISK WEIGHTED ASSETS                                                      $2,268,308             $1,794,452
--------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier I capital..............................................................             9.3%                  10.6%
   Total capital...............................................................            10.6%                  11.9%
   Leverage ratio..............................................................             8.6%                   9.0%
--------------------------------------------------------------------------------------------------------------------------

(1)  As reported on the December 31, 1995 and 1994 FDIC call reports.
(2)  Excludes unrealized gain/loss on securities available for sale.
================================================================================

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio was 8.6% at December 31, 1995 as compared to 9.0% the prior year well in excess of the regulatory minimum requirement of 3.0%.

Since the third quarter of 1993, the Bank operated under a revised Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Company ("FDIC") and the California State Banking Department ("State") which required a reduction in classified assets, the prior written approval of dividends of the Bank by the FDIC and the State and a minimum leverage ratio of 6.5%. The FDIC and the State terminated the Bank's MOU in the fourth quarter of 1995.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles held for use be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, FAS 121 requires that long-lived assets and certain identifiable intangibles held for disposal be reported at the lower of book value or fair value less selling costs. FAS 121 must be adopted for financial statements beginning after December 15, 1995. The Company does not expect the impact of adopting FAS 121 to be material.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 applies to all transactions in which the Company acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the Company's common stock price, except for the Employee Stock Ownership Plan. A new method of accounting for stock based compensation arrangements with employees is established by FAS 123. The new method is based on the fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FAS 123 does not require companies to adopt the new fair value method for purposes of preparing their basic financial statements. Entities are allowed to either continue to use the APB 25 method or adopt the fair value method set forth in FAS 123. Companies that do not adopt the new fair value method in FAS 123 for purposes of preparing their basic financial statements are required to include pro-forma disclosures in the notes to the basic financial statements. The pro-forma disclosures should include the impact of the fair value method on net income and income per share as if FAS 123 had been adopted.

================================================================================

FAS 123 may be adopted for fiscal years beginning after December 31, 1995. The impact on the Company of adopting FAS 123 would not be material. Management has decided not to adopt the fair value standards set forth in FAS 123 for purposes of preparing its basic financial statements.

COMPARISON OF 1994 VERSUS 1993

At December 31, 1994, the Company's total assets were $2.4 billion, total loans amounted to $1.4 billion and stockholders' equity and allowance for loan losses approximated $238 million. This compares to total assets of $2.8 billion, total loans of $1.5 billion and stockholders' equity and allowance for loan losses of $228 million at December 31, 1993.

Net income for 1994 amounted to $6,643,000 or $0.45 per share, as compared with $1,054,000 or $0.07 per share earned during 1993. A significant portion of the increase in net income from a year ago was due to a lower loan loss provision. Earnings as measured by return on assets was 0.30% for 1994, up from 0.04% in the prior year. Return on equity approximated 3.46% in 1994 compared to 0.57% in 1993.

Asset quality improved significantly during 1994. Nonaccrual loans at year end amounted to $18.2 million, a 49% decrease from $35.5 million at December 31, 1993. At December 31, 1994, real estate owned ("REO") totaled $29.0 million, compared with REO of $55.3 million, which included in-substance foreclosures ("ISF") of $28.2 million at December 31, 1993. There were no ISFs at December 31, 1994. Restructured loans totaled $5.9 million at December 31, 1994 as compared to $4.7 million at December 31, 1993.

The improvement in asset quality was also reflected in a lower provision for loan losses and net loan charge-offs. The provision for loan losses was $12.2 million for 1994, down from $42.0 million for 1993. Net charge-offs amounted to $14.9 million in 1994 versus $36.4 million in 1993. The allowance for loan losses at December 31, 1994 was $40.1 million or 2.9% of total loans, as compared with $42.8 million or 2.9% of total loans the year earlier.

Net interest income and net interest margin in 1994 were $98.4 million and 5.2%, respectively, compared to $103.4 million and 4.7%, respectively, for 1993. The 1994 improvement in net interest margin was offset by the significant decrease in the Company's average earning assets and by the Company's derivative instruments which reduced net interest income by $4.9 million. The increase in interest rates during 1994 resulted in an improved net interest margin.

Noninterest income amounted to $35.9 million in 1994, compared to $52.9 million in 1993. Included in 1993 is a pre-tax gain of $14.5 million realized from the Company's sale of 2.8 million shares of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) common stock. Additionally, 1994 reflects lower earnings of ICII. The Company's equity pick-up decreased $4.4 million due to a reduction in the Bank's ownership percentage as well as the decrease in ICII's reported earnings.

Exclusive of the equity in earnings of ICII and 1993 gain on sale of ICII stock, noninterest income increased $1.9 million from 1993 to 1994. Trust fees increased $1.2 million, or 21%, from 1993 as a result of the Company's trust subsidiary's successful strategy to solicit higher margin business relationships. The gain on origination and sale of loans, which increased $2.3 million over 1993, represents the income generated from the Company's SBA lending division and mortgage banking division which was dissolved in the fourth quarter of 1994. Due to the fact that the Company had begun these operations in 1993, they generated significantly increased volumes during 1994. During 1994, the Company realized a $1.6 million gain on the sale of a Company owned facility.

Offsetting these increases in noninterest income were decreases in service charges on deposits and trading gains. Service charges on deposits declined during 1994 due to reduced demand deposit levels and underlying deposit activity from year to year. Service charges on deposits decreased $1.2 million to a total of $4.6 million for 1994 versus $5.8 million in 1993. Due to market conditions which existed in 1994, trading gains decreased $2.9 million from 1993.

Operating expenses amounted to $111.5 million, compared to $113.9 million in 1993. Compensation expense increased in 1994 due to the re-establishment of incentive based compensation as well as management's decision to fully fund the Company's Employee Stock Ownership Plan. Together these items contributed an additional $3.9 million to 1994 compensation expense. Additionally, as a result of the death of George M. Eltinge, Chairman of the Board, on August 12, 1994, his estate received the benefit from the Death Benefit Only Compensation Agreement put in place in 1986. A $935,000 pre-tax compensation expense related to this death benefit, net of life insurance proceeds in the amount of $741,000 was recognized. The after tax effect of funding the death benefit obligation amounted to approximately $225,000.

Costs related to the conversion of data processing systems resulted in higher data processing expense for 1994. Data processing costs increased to $9.4 million in 1994 as compared to $7.6 million in 1993. Service costs associated primarily with real estate related demand deposits decreased to $7.3 million in 1994 from $10.5 million in 1993. These costs, attributable to accounting, courier and other deposit related services provided to real estate related service customers, declined primarily as a result of the $284 million decrease in average demand deposits from 1993.

During 1994, the resolution of a favorable lawsuit judgment netted the Company $1.7 million. Included in 1993 lawsuit settlements was the resolution of the only two material lawsuits totaling $3.7 million then pending against the Company. Neither of the lawsuits settled in 1993 involved lender liability. During 1994, the Company collected a $1.6 million operational loss incurred in prior years which was the primary reason for the decrease in other expense from 1993 to 1994.

================================================================================

CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
DECEMBER 31, (IN THOUSANDS, EXCEPT SHARE DATA)                                                               1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................................................................  $   242,018   $   168,626
Trading account securities..........................................................................       40,050        74,028
Securities available for sale.......................................................................      295,312       388,249
Securities held to maturity (market value of $4,975 and $6,146 for 1995 and 1994, respectively).....        4,975         6,146
Federal funds sold and securities purchased under resale agreements.................................      425,300       276,500
Loans held for sale (market value of $2,842 and $768 for 1995 and 1994, respectively)...............        2,648           768
Loans:
  Loans, net of unearned income and deferred loan fees..............................................    1,699,347     1,375,146
     Less allowance for loan losses.................................................................      (37,402)      (40,072)
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL NET LOANS                                                                                  $ 1,661,945   $ 1,335,074
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net.........................................................................       16,003        18,254
Accrued interest receivable.........................................................................       15,284        12,769
Real estate owned, net..............................................................................       10,329        28,971
Income taxes receivable.............................................................................        4,008         3,573
Investment in Imperial Credit Industries, Inc.......................................................       36,126        30,934
Other assets........................................................................................       34,376        34,817
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                     $ 2,788,374   $ 2,378,709
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand............................................................................................  $ 1,145,720   $   928,728
  Savings...........................................................................................       15,708        27,207
  Money market......................................................................................      435,674       491,090
  Time--under $100,000..............................................................................      227,262       168,044
  Time--$100,000 and over...........................................................................      539,252       344,641
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                                                                   $ 2,363,616   $ 1,959,710
-----------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable............................................................................        5,576         5,209
Short-term borrowings...............................................................................      159,636       190,919
Long-term borrowings................................................................................        5,906         8,153
Other liabilities...................................................................................       25,404        16,942
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                                $ 2,560,138   $ 2,180,933
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock--no par, 50,000,000 shares authorized; 13,821,125 shares at December 31, 1995
   and 12,832,609 shares at December 31, 1994 issued and outstanding................................      130,780       117,144
  Unrealized gain (loss) on securities available for sale, net of taxes.............................        2,747          (847)
  Retained earnings.................................................................................       94,709        81,479
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                                       $   228,236   $   197,776
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 2,788,374   $ 2,378,709
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
================================================================================

================================================================================

CONSOLIDATED STATEMENT OF INCOME

------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (IN  THOUSANDS, EXCEPT PER SHARE DATA)                        1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans.........................................................................          $145,375    $112,834    $113,671
  Deposits placed with banks....................................................                --          --         846
  Trading account securities....................................................             3,516       2,366       4,709
  Securities available for sale.................................................            17,349      12,459      10,423
  Securities held to maturity...................................................               311         345         813
  Federal funds sold and securities purchased under resale agreements...........             9,707       7,153       8,663
  Loans held for sale...........................................................               269         650         579
------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                                 $176,527    $135,807    $139,704
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits......................................................................            55,491      33,184      31,072
  Short-term borrowings.........................................................             4,135       3,606       4,486
  Long-term borrowings..........................................................               528         625         722
------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                                $ 60,154    $ 37,415    $ 36,280
------------------------------------------------------------------------------------------------------------------------------
Net interest income.............................................................           116,373      98,392     103,424
Provision for loan losses.......................................................            16,122      12,174      41,977
------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   $100,251    $ 86,218    $ 61,447
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges on deposit accounts...........................................             4,328       4,635       5,827
  Trust fees....................................................................             7,646       6,857       5,667
  Gain on origination and sale of loans.........................................             2,265       3,840       1,494
  Gain on sale of stock in Imperial Credit Industries, Inc......................                --          --      14,538
  Equity in net income of Imperial Credit Industries, Inc.......................             5,192       3,489       7,898
  Other service charges and fees................................................             7,921       6,566       6,502
  Merchant and credit card fees.................................................             4,855       6,152       5,501
  Gain (loss) on securities available for sale..................................               260        (272)         24
  Gain on trading account securities............................................             4,108         822       3,695
  Gain on sale of merchant card accounts........................................             6,400          --          --
  Gain on sale of real property held for sale or investment.....................                75         462        (534)
  Gain on sale of bank owned premises...........................................                --       1,578          --
  Other income..................................................................             3,170       1,753       2,316
------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST INCOME                                                             $ 46,220    $ 35,882    $ 52,928
------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salary and employee benefits..................................................            48,683      47,717      41,068
  Net occupancy expense.........................................................             8,899       9,757      10,613
  Furniture and equipment.......................................................             4,952       5,352       5,029
  Data processing...............................................................             7,783       9,358       7,638
  Customer services.............................................................             8,843       7,311      10,460
  Net real estate owned expense.................................................             8,508       7,719       8,037
  Regulatory assessments........................................................             3,225       5,934       6,723
  Professional and consulting...................................................             3,526       4,921       4,313
  Business development..........................................................             3,100       3,298       2,167
  Lawsuit settlements...........................................................            (1,134)     (1,334)      3,714
  Other expense.................................................................            15,720      11,440      14,088
------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST EXPENSE                                                            $112,105    $111,473    $113,850
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes......................................................            34,366      10,627         525
Income tax provision (benefit)..................................................            11,189       3,984        (529)
------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                                           $ 23,177    $  6,643    $  1,054
------------------------------------------------------------------------------------------------------------------------------
     NET INCOME PER SHARE                                                                    $1.52       $0.45       $0.07
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
================================================================================

================================================================================

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES                                                UNREALIZED                            TOTAL
                                                                     COMMON      (GAIN) LOSS         RETAINED   STOCKHOLDERS'
(IN THOUSANDS)                                                        STOCK    ON SECURITIES(1)      EARNINGS          EQUITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                                        $  94,016         $     --        $  90,032      $  184,048
-------------------------------------------------------------------------------------------------------------------------------
 Net income--1993.................................................       --               --            1,054           1,054
 Stock dividends..................................................    7,936               --           (7,946)            (10)
 Common stock issued under employee stock option plans............      515               --               --             515
 Retirement of common stock.......................................     (217)              --               --            (217)
 Net change in guarantee of ESOP debt.............................     (185)              --               --            (185)
-------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE)                                              8,049               --           (6,892)          1,157
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                        $ 102,065         $     --        $  83,140      $  185,205
-------------------------------------------------------------------------------------------------------------------------------
 Net income--1994.................................................       --               --            6,643           6,643
 Stock dividends..................................................    8,294               --           (8,304)            (10)
 Common stock issued under employee stock option plans............    4,143               --               --           4,143
 Retirement of common stock.......................................     (175)              --               --            (175)
 Net change in guarantee of ESOP debt.............................    1,159               --               --           1,159
 Effect of difference between fair value and cost of ESOP shares
     released.....................................................      180               --               --             180
 Tax benefit of employee stock options............................    1,478               --               --           1,478
 Unrealized loss on securities available for sale, net of taxes...       --             (847)              --            (847)
-------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE)                                             15,079             (847)          (1,661)         12,571
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                        $ 117,144             (847)       $  81,479      $  197,776
-------------------------------------------------------------------------------------------------------------------------------
 Net income--1995.................................................       --               --           23,177          23,177
 Stock dividends..................................................    9,936               --           (9,947)            (11)
 Common stock issued under employee stock option plans............    3,377               --               --           3,377
 Retirement of common stock.......................................   (1,538)              --               --          (1,538)
 Tax benefit of employee stock options............................    1,861               --               --           1,861
 Net change in unrealized gain on securities available
     taxes for sale, net of.......................................       --            3,594               --           3,594
-------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE                                                        13,636            3,594           13,230          30,460
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                        $ 130,780         $  2,747        $  94,709      $  228,236
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
(1) Represents unrealized gain (loss) on securities available for sale, net of taxes.
================================================================================

================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                        1995                  1994                   1993
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income...............................................     $  23,177             $   6,643              $   1,054
   Adjustments for non-cash charges (credits):
      Depreciation and amortization.........................         1,775                   542                    782
      Accretion of purchase loan discount...................        (2,129)                   --                     --
      Provision for loan losses.............................        16,122                12,174                 41,977
      Provision for real estate owned.......................         4,547                 5,291                  4,839
      Equity in net income of Imperial Credit
       Industries, Inc......................................        (5,192)               (3,489)                (7,898)
      Gain on sale of real estate owned.....................          (384)                 (446)                  (568)
      (Gain) loss on sale of real property held for
       sale or investment...................................           (75)                 (462)                   534
      (Gain) loss on sale of premises and
       equipment............................................           (27)               (1,357)                   500
      Provision (benefit) for deferred taxes................         1,621                (3,452)                (1,066)
      Write down for impairment of equity
       investment...........................................         1,500                   503                     --
      (Gain) loss on securities available
       for sale.............................................          (260)                  272                    (24)
      Gain on sale of stock in Imperial Credit
       Industries, Inc......................................            --                    --                (14,538)
      Net change in trading account securities..............        33,978               (51,384)               257,485
      Net change in loans held for sale.....................        (1,880)               21,936                (22,704)
      Net change in accrued interest
       receivable...........................................        (2,515)               (4,290)                 4,113
      Net change in accrued interest payable................           367                 2,524                   (736)
      Net change in income taxes receivable.................        (2,056)               11,835                  2,698
      Net change in other liabilities.......................         8,462                 1,556                  2,804
      Net change in other assets............................          (754)              (11,563)                10,359
----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        $  76,277             $ (13,167)             $ 279,611
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from securities held to
    maturity................................................           170                 3,079                  2,749
   Purchase of securities held to maturity..................          (499)               (1,600)                (2,245)
   Proceeds from sale of securities
    available for sale......................................     1,592,179             2,032,510              4,228,449
   Proceeds from maturities of securities
    available for sale......................................       503,136               977,511              2,451,863
   Purchase of securities available for sale................    (1,997,393)           (2,977,483)            (6,607,589)
   Net change in Federal funds sold and securities
    purchased under resale agreements.......................      (148,800)              293,519               (265,019)
   Net change in loans......................................      (336,201)               99,744                 20,442
   Capital expenditures.....................................        (4,083)               (7,476)               (14,714)
   Proceeds from sale of real estate owned..................        16,072                15,030                 56,625
   Proceeds from sale of real property held
    for sale or investment..................................           309                15,297                  4,009
   Proceeds from sale of premises and
    equipment...............................................            21                 2,037                     --
----------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        $(375,089)            $ 452,168              $(125,430)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in demand deposits, savings
    and money market accounts...............................       150,077              (445,058)              (143,360)
   Net change in time deposits..............................       253,829                17,009                (93,035)
   Net change in short-term borrowings......................       (31,283)               (1,538)                14,158
   Retirement of long-term borrowings.......................        (2,247)               (1,713)                (1,386)
   Proceeds from sale of stock in
    subsidiary..............................................            --                    --                 30,747
   (Repayment) proceeds of ESOP debt........................            --                (1,159)                   185
   Proceeds from exercise of employee stock
    options.................................................         1,839                 3,968                    298
   Other....................................................           (11)                  (10)                   (10)
----------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        $ 372,204             $(428,501)             $(192,403)
----------------------------------------------------------------------------------------------------------------------------
      NET CHANGE IN CASH AND DUE FROM BANKS                      $  73,392             $  10,500              $  (38,22)
----------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS, BEGINNING OF YEAR                 $ 168,626             $ 158,126              $ 196,348
----------------------------------------------------------------------------------------------------------------------------
      CASH AND DUE FROM BANKS, END OF YEAR                       $ 242,018             $ 168,626              $ 158,126
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
================================================================================

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of Imperial Bancorp ("the Company") and its wholly owned subsidiaries are summarized below. Certain accounts in the financial statements for 1994 and 1993 have been reclassified to conform with the current year presentation.

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. The principal subsidiary is Imperial Bank ("the Bank"), a commercial bank. All material intercompany balances and transactions have been eliminated.

At December 31, 1995, the Company owned 5.8 million shares of Imperial Credit Industries, Inc. ("ICII") stock at an equivalent book value of $6.23 per share, representing approximately 40.0% of all outstanding ICII shares. The Company does not exercise significant control over the operations of ICII, and therefore, the results of ICII operations are accounted for in the Company's consolidated financial statements as an equity investment. The results of operations of ICII are reflected as "Equity in net income of Imperial Credit Industries, Inc." in the consolidated statement of income.

(B) BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the allowances for loan losses and real estate owned. While management believes that these allowances are currently adequate, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically review the allowances for loan losses and real estate owned. Such agencies may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examination.

(C) INVESTMENTS

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994.

TRADING INSTRUMENTS

  SECURITIES: Trading securities, primarily the guaranteed portion of Small Business Administration (OSBAO) loans, are carried at market value with unrealized market value adjustments recorded in the consolidated statement of income as gain or loss on trading account securities. Purchases and sales of trading securities are recorded on the trade date.

  PRECIOUS METALS: Precious metals activities include leasing, purchases and sales of precious metals for forward delivery and options on precious metals. Precious metals, outstanding open positions in contracts for forward delivery and option contracts are revalued monthly at prevailing market rates. The resultant net realized and unrealized gains or losses are reflected in noninterest income as gain or loss on trading instruments. To protect against the risk of adverse price movement, the Company substantially hedges its positions in precious metals with futures contracts and forward commitments to sell or purchase.

  FOREIGN EXCHANGE: Trading positions in foreign currencies, including spot, forward and futures positions, are valued at prevailing market rates. Realized and unrealized gains and losses are included in noninterest income as gain or loss on trading instruments.

SECURITIES AVAILABLE FOR SALE

The Company holds certain securities, primarily U.S. Treasury and federal agency securities and mutual funds invested in short-term government securities, to manage its overall liquidity. These securities are carried at fair value. Unrealized gains and losses are excluded from income and reported as a separate component of equity reflected as OUnrealized gain (loss) on securities available for sale, net of taxesO in the consolidated balance sheet and statement of changes in stockholdersO equity, unless the security is determined to be other than temporarily impaired. Realized gains and losses on securities available for sale are computed using the specific identification method. For other than temporarily impaired securities, unrealized losses are recorded in the consolidated statement of income.

SECURITIES HELD TO MATURITY

Securities held to maturity are so designated when acquired based upon intent and ability to hold them until maturity. These securities are carried at amortized cost using the specific identification method, adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion are recognized in interest income on securities held to maturity in the accompanying consolidated statement of income. When a decline in value has occurred and is deemed to be other than temporary, such decline is charged to income.

(D) LOANS HELD FOR SALE

Currently, the Company designates its SBA loans originated as held for sale. These loans are carried at the lower of aggregate cost or market. Origination fees on loans held for sale, net of

================================================================================

certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans.

(E) LOANS

Loans are stated at the amount of principal outstanding. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are recognized into income over the loan term using a method which approximates the interest method.

Interest income on loans is accrued as earned. Interest accruals on commercial and real estate loans are generally discontinued whenever the payment of interest or principal is 90 days past due. When a loan is placed on nonaccrual status, the accrued and unpaid interest is charged against current income and recognition of net deferred fees and costs into income is discontinued. Future collections of interest are included in interest income or applied to the loan balance based on an assessment of the likelihood that the principal will be collected.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (FAS 118"). Under FAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or
(3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses. Additionally, FAS 114 eliminates the requirement that a creditor account for certain loans as foreclosed assets until the creditor has taken possession of the collateral. FAS 118 permits creditors to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on the Company's financial position or results of operations.

Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and added to the allowance to maintain it at an appropriate level. In evaluating the adequacy of the allowance, management considers numerous factors including economic conditions, loan portfolio composition and risk, loan loss experience, ongoing review of specific loans and the review of the Company's regulators. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the aforementioned factors.

(F) PREMISES AND EQUIPMENT

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation on the Company's owned premises is calculated using the straight-line method over its estimated useful life of 39 years. Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the leasehold improvements, whichever is shorter.

(G) REAL ESTATE OWNED

Real estate owned ("REO") is transferred from the loan portfolio at fair value as determined by an appraisal obtained at the time of foreclosure. The excess carrying value, if any, of the loan over the estimated fair value is charged to the allowance for loan losses. Estimated selling costs and any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance, but only to the extent that decreases in fair value were recorded for the same property through the valuation allowance. Gains and losses from sales of REO and net operating expenses are recorded in operations and included in the caption "Net real estate owned expense" in the accompanying consolidated statement of income.

(H) INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires an asset and liability approach for accounting for income taxes. Its objective is to recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in a companyOs financial statements or tax returns. The measurement of tax assets and liabilities is based on enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

(I) SALE OF STOCK

The sale of shares of the Company's equity investment in ICII to the public is recorded as "Gain on sale of stock in Imperial Credit Industries, Inc." in the accompanying consolidated statement of income. This gain represents actual proceeds from the sale of stock reduced by the Company's recorded investment in those shares and expenses related to the stock offering.

(J) INTEREST RATE DERIVATIVE CONTRACTS

Interest rate derivative contracts, such as swaps, futures, and options including interest rate caps and floors are used in conjunction with asset liability management strategies to synthetically alter the interest income or expense flows of certain assets or liabilities. Gains and losses on linked financial futures and options used in asset liability management are recorded as a component of the interest income or expense reported on the related asset or liability. Amounts payable and receivable relating to interest rate swaps are accrued until settled, the effect of which is included in the interest income or expense reported

================================================================================

on the asset or liability whose payment streams have been synthetically altered. Fees received for linked financial contracts are deferred and recognized into interest income upon expiration of the related contracts. Fees paid for financial contracts are amortized over their contractual life as a component of the interest reported on the related asset or liability.

NOTE (2) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows.

--------------------------------------------------------------------------------
DECEMBER 31, (IN THOUSANDS)                   1995         1994          1993
--------------------------------------------------------------------------------
Interest paid...........................  $ 59,787     $ 34,891      $ 37,016
Taxes paid..............................    13,506        4,107            --
Taxes refunded..........................     1,089       10,611         2,225
Significant noncash transactions:
Real estate loans transferred to real
 estate owned...........................    13,913        9,176        38,453
Loans made in conjunction with the sale
 of real estate owned...................    14,206       16,171        30,062
Net change in unrealized gain (loss) on
 securities available for sale, net of
 taxes..................................     3,594         (847)           --
--------------------------------------------------------------------------------

NOTE (3) SECURITIES

The amortized cost and fair value of securities held to maturity and securities available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------------------------

                                                           SECURITIES HELD TO MATURITY               SECURITIES AVAILABLE FOR SALE
                                                    -------------------------------------------------------------------------------
                                                           AMORTIZED                                 AMORTIZED
(IN THOUSANDS)                                                  COST          FAIR VALUE                  COST          FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Due in one year or less.............................       $      --          $       --             $  77,814           $  77,823
Due after one year through five years...............              --                  --                   640                 636
Due after five years through ten years..............           4,376               4,376                16,348              16,529
Due after ten years.................................             599                 599               195,736             200,324
-----------------------------------------------------------------------------------------------------------------------------------
  Total                                                    $   4,975          $    4,975             $ 290,538           $ 295,312
===================================================================================================================================

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $222.3 million as of December 31, 1995.



(A) SECURITIES HELD TO MATURITY

The following is a summary for the major categories of securities held to maturity.

--------------------------------------------------------------------------------------------------------
                                                AMORTIZED        GROSS          GROSS
                                                     COST   UNREALIZED     UNREALIZED
(IN THOUSANDS)                                                   GAINS         LOSSES        FAIR VALUE
--------------------------------------------------------------------------------------------------------
December 31, 1995
  Industrial development bonds............      $   4,376    $      --      $      --         $   4,376
  Other securities........................            599           --             --               599
--------------------------------------------------------------------------------------------------------
  TOTAL                                         $   4,975    $      --      $      --         $   4,975
--------------------------------------------------------------------------------------------------------
December 31, 1994
  Industrial development bonds............      $   4,546    $      --      $      --         $   4,546
  Other securities........................          1,600           --             --             1,600
--------------------------------------------------------------------------------------------------------
  TOTAL                                         $   6,146    $      --      $      --         $   6,146
========================================================================================================

Gross realized gains and gross realized losses for the year ended December 31, 1995 were zero and $1,500,000, respectively. There were no gross realized gains or losses for the year ended December 31, 1994 or 1993.

================================================================================

(B) SECURITIES AVAILABLE FOR SALE

The following is a summary for the major categories of securities available for sale.

--------------------------------------------------------------------------------------------------
                                                              GROSS          GROSS
                                            AMORTIZED    UNREALIZED     UNREALIZED         FAIR
(IN THOUSANDS)                                   COST         GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------
December 31, 1995
  U.S. Treasury and federal agencies..      $ 241,649     $   4,274      $      (4)   $ 245,919
  Mutual funds........................         43,052            --             --       43,052
  Other securities....................          5,837           504             --        6,341
--------------------------------------------------------------------------------------------------
  TOTAL                                     $ 290,538     $   4,778      $      (4)   $ 295,312
--------------------------------------------------------------------------------------------------
December 31, 1994
  U.S. Treasury and federal agencies..      $ 321,455     $      11      $    (517)   $ 320,949
  Mutual funds........................         56,915            --             --       56,915
  Other securities....................         11,352             2           (969)      10,385
--------------------------------------------------------------------------------------------------
  TOTAL                                     $ 389,722     $      13      $  (1,486)   $ 388,249
==================================================================================================

Mutual funds at December 31, 1995 and 1994 were comprised of Monarch government cash, cash and treasury funds. Other securities at December 31, 1995 was primarily comprised of certificates of originator fees associated with the guaranteed portion of Small Business Administration loans. Other securities at December 31, 1994 was primarily comprised of a treasury bill issued by the Canadian government and certificates of originator fees associated with the guaranteed portion of Small Business Administration loans.

Gross realized gains and losses related to this portfolio were $423,000 and $163,000, respectively, for the year ended December 31, 1995 and $125,000 and $397,000, respectively for the year ended December 31, 1994. These amounts were immaterial in 1993. At December 31, 1995, the Company reported an unrealized gain, net of tax, of $2.7 million in the consolidated balance sheet. This amount was an unrealized loss, net of tax, of $0.8 million at December 31, 1994.

NOTE (4) LOANS

At December 31, the carrying amount of loans, net of unearned income and deferred loan fees, consisted of the following:

-------------------------------------------------------------
                                         1995          1994
                                     CARRYING      CARRYING
(IN THOUSANDS)                         AMOUNT        AMOUNT
-------------------------------------------------------------
Commercial loans................   $1,238,148    $  919,610
Loans secured by real estate:
  Real estate term loans.........      388,713       337,069
  Interim construction loans.....       64,869       116,930
Consumer loans..................        7,617         1,537
-------------------------------------------------------------
Total loans.....................    1,699,347     1,375,146
Less allowance for loan losses..      (37,402)      (40,072)
-------------------------------------------------------------
  NET LOANS                         $1,661,945    $1,335,074
=============================================================

Net deferred loan fees, included in total loans, approximated $5.5 million and $2.8 million at December 31, 1995 and 1994, respectively.

At December 31, 1995, 1994 and 1993, restructured loans performing in accordance with their modified terms totaled $33.6 million, $5.9 million and $4.7 million, respectively. There were no related commitments to lend additional funds on restructured loans in 1995 or 1994 and these commitments were immaterial at December 31, 1993. In 1995, 1994 and 1993, respectively, $2.8 million, $0.7 million and $3.7 million of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $2.7 million, $0.4 million and $3.1 million of interest income which was included in net income for the same periods. The average yield on restructured loans was 7.98% at December 31, 1995.

Nonaccrual loans totaled $28.9 million, $18.2 million and $35.5 million at December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the related commitments to lend additional funds approximated $607,000 and $617,000, respectively. There was no recorded interest receivable on nonaccrual loans at December 31, 1995 or 1994. Interest income foregone on nonaccrual loans approximated $2.2 million in 1995, $2.0 million in 1994 and $3.9 million in 1993. Interest income recognized on nonaccrual loans was approximately $2.0 million in 1995, $1.0 million in 1994 and $1.4 million in 1993.

At December 31, 1995, the recorded investment in loans which have been deemed impaired in accordance with FAS 114 totaled $122.7 million, of which $28.9 million were on nonaccrual status and $29.5 million were classified as restructured loans. Restructured loans meet the definition of impaired under FAS
114. A significant portion, 82%, of the impaired loans were secured by real estate. Impaired loans totaling $85.2 million required a specific allowance for potential losses. The total specific allowance for potential losses related to such loans was $11.8 million. The remaining $37.5 million of loans classified as impaired did not require a specific allowance for potential losses. Impaired loans averaged $48.8 million during 1995. During 1995, total interest recognized on the impaired

================================================================================

loan portfolio, on a cash basis, was $3.4 million. At December 31, 1995, $92.1 million of the impaired loans were current as to principal and interest.

An effort is made to pool and diversify risk with the objective of achieving high rates of return and minimizing losses for the benefit of stockholders and protection of depositors. Diversification of the loan portfolio by type of loan, geographic and industry concentration and type of borrower also tends to reduce the overall risk by minimizing the adverse impact of any single event or set of occurrences. At December 31, 1995, within the loan portfolio, approximately 73% were categorized as commercial and 26% as real estate. Commercial loans are broadly diversified by industry and geographically concentrated in California.

At year-end 1995, real estate loans totaled $453.6 million. Not included in the following table are commercial loans to real estate related customers totaling $108.2 million. At December 31, 1995, these loans consisted of the following:
$90.5 million to real estate agents, operators and lessors, $7.9 million to subcontractors and developers, $7.3 million to title and escrow companies and $2.5 million to builders.

The following table shows the distribution of real estate loans and unfunded commitments, by type of project and geographical concentration.

----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1995 (IN THOUSANDS)                     NORTHERN CALIFORNIA                           SOUTHERN CALIFORNIA
----------------------------------------------------------------------------------------------------------------------------------
                                                           NONACCRUAL       UNFUNDED                  NONACCRUAL        UNFUNDED
CONSTRUCTION                              TOTAL LOANS           LOANS    COMMITMENTS   TOTAL LOANS         LOANS     COMMITMENTS
----------------------------------------------------------------------------------------------------------------------------------
Acquisition and land development........   $       --       $     --        $     --     $   7,413     $      --        $  9,110
Condominiums............................           --             --              --        20,690            --             537
Multi-family residential................           --             --              --         1,366         1,366              --
Single-family residential...............        1,362             --           3,497        24,173            --          90,066
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL RESIDENTIAL                       $    1,362       $     --        $  3,497     $  53,642     $   1,366        $ 99,713
----------------------------------------------------------------------------------------------------------------------------------
Other non-residential...................           --             --              --         3,643            --              --
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-RESIDENTIAL                   $       --       $     --        $     --     $   3,643     $      --        $     --
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL CONSTRUCTION                    $    1,362       $     --        $  3,497     $  57,285     $   1,366        $ 99,713
----------------------------------------------------------------------------------------------------------------------------------

TERM LOANS
----------------------------------------------------------------------------------------------------------------------------------
Acquisition and land development........   $       --       $     --        $     --     $  2,525      $   1,551        $    175
Condominiums............................           --             --              --       13,183             --              62
Multi-family residential................        8,604            350              --      106,355          6,812             323
Single-family residential...............           94             --              --       14,647          3,928             109
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL RESIDENTIAL                       $    8,698       $    350        $     --     $136,710      $  12,291        $    669
----------------------------------------------------------------------------------------------------------------------------------
Retail facilities.......................       17,860             --              --       80,400             --           1,708
Office building.........................       35,846             --             124       51,244             --             448
Industrial..............................           --             --              --        5,872             --             179
Hotels..................................        2,736             --              --        8,197             --              --
Other...................................        1,241             --              --       19,133          3,205              --
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-RESIDENTIAL                   $   57,683       $     --        $    124     $164,846      $   3,205        $  2,335
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL TERMS LOANS                     $   66,381       $    350        $    124     $301,556      $  15,496        $  3,004
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL REAL ESTATE LOANS                 $   67,743       $    350        $  3,621     $358,841      $  16,862        $102,717
=================================================================================================================================

(1) Consisting primarily of properties located in Arizona and Hawaii.

================================================================================

===================================================================================================================================
                  OUT OF STATE/(1)/
--------------------------------------------------             -------------------------------------------------------------------
                                                                                                          TOTAL             %
                    NONACCRUAL          UNFUNDED                 TOTAL LOANS         % LOANS         NONACCRUAL      NONACCRUAL
TOTAL LOANS              LOANS       COMMITMENTS                     BY TYPE         BY TYPE            BY TYPE        BY TYPE
--------------------------------------------------             --------------------------------------------------------------------
  $      --          $      --       $        --                   $   7,413            12%           $      --            --%
      6,222                 --               778                      26,912            42                   --            --
         --                 --                --                       1,366             1                1,366           100
         --                 --                --                      25,535            39                   --            --
--------------------------------------------------             --------------------------------------------------------------------
  $   6,222          $      --       $       778                   $  61,226            94%           $   1,366           100%
--------------------------------------------------             --------------------------------------------------------------------
         --                 --                --                       3,643             6%                  --            --
--------------------------------------------------             --------------------------------------------------------------------
  $      --          $      --       $        --                   $   3,643             6%           $      --            --
--------------------------------------------------             --------------------------------------------------------------------
  $   6,222          $      --       $       778                   $  64,869           100%           $   1,366           100%
--------------------------------------------------             --------------------------------------------------------------------




--------------------------------------------------             --------------------------------------------------------------------
  $      --          $      --       $       --                    $   2,525             1%           $   1,551            10%
         --                 --               --                       13,183             3                   --            --
         --                 --               --                      114,959            30                7,162            45
         --                 --               --                       14,741             4                3,928            25
--------------------------------------------------             --------------------------------------------------------------------
  $      --          $      --       $       --                    $ 145,408            38%           $  12,641            80%
--------------------------------------------------             --------------------------------------------------------------------
      8,511                 --               --                      106,771            27                   --            --
         --                 --               --                       87,090            22                   --            --
         --                 --               --                        5,872             2                   --            --
     12,265                 --               48                       23,198             6                   --            --
         --                 --               --                       20,374             5                3,205            20
--------------------------------------------------             --------------------------------------------------------------------
  $  20,776          $      --       $       48                    $ 243,305            62%           $   3,205            20%
--------------------------------------------------             --------------------------------------------------------------------
  $  20,776          $      --       $       48                    $ 388,713           100%           $  15,846           100%
--------------------------------------------------             --------------------------------------------------------------------
  $  26,998          $      --       $      826                    $ 453,582                          $  17,212
==================================================             =====================================================================

The principal amount of loans pledged to secure public deposits and for other purposes required or permitted by law approximated $81 million at December 31, 1995.

================================================================================

NOTE (5) ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

-----------------------------------------------------------------------------------------------------
AT DECEMBER 31,
(IN THOUSANDS)                                                   1995           1994           1993
-----------------------------------------------------------------------------------------------------
Balance, beginning of year..........................        $  40,072      $  42,800      $  39,219
Provision for losses charged to
  expense...........................................           16,122         12,174         41,977
Loans charged off...................................          (20,962)       (17,734)       (38,248)
Recoveries on loans previously
  charged off.......................................            2,170          2,832          1,815
-----------------------------------------------------------------------------------------------------
    NET CHARGE-OFFS                                        $  (18,792)     $ (14,902)     $ (36,433)
-----------------------------------------------------------------------------------------------------
Net effect of deconsolidation of
  Imperial Credit Industries, Inc.                                 --             --         (1,963)
-----------------------------------------------------------------------------------------------------
    BALANCE, END OF YEAR                                   $   37,402      $  40,072      $  42,800
=====================================================================================================


NOTE (6) PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

---------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                         1995                            1994
---------------------------------------------------------------------------------------------
Land...........................................   $   1,765                   $       1,765
Buildings & improvements.......................       3,682                           3,653
Leasehold improvements.........................       8,082                           7,909
Furniture, fixtures & equipment................      26,331                          26,782
---------------------------------------------------------------------------------------------
LESS ACCUMULATED DEPRECIATION AND
  AMORTIZATION                                      (23,857)                        (21,855)
---------------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, NET                       $  16,003                   $      18,254
=============================================================================================

During the third quarter of 1994, the Company sold a Company owned facility recording a $1.6 million gain in the consolidated statement of income.

NOTE (7) REAL ESTATE OWNED

The following table presents real estate owned by type of project.

====================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                           1995                               1994
----------------------------------------------------------------------------------------------------
Acquisition and land development............ $         6,908                    $         15,010
Multi-family residential....................             162                                  --
Single-family residential...................           1,325                              14,579
---------------------------------------------------------------------------------------------------
  TOTAL RESIDENTIAL                          $         8,395                    $         29,589
---------------------------------------------------------------------------------------------------
Acquisition and land development............           5,420                                 255
Retail facilities...........................           1,200                               2,214
Office building.............................              --                               3,388
---------------------------------------------------------------------------------------------------
  TOTAL NON-RESIDENTIAL                      $         6,620                    $          5,857
----------------------------------------------------------------------------------------------------
    REO, GROSS                               $        15,015                    $         35,446
----------------------------------------------------------------------------------------------------
Less valuation allowance                              (4,686)                             (6,475)
----------------------------------------------------------------------------------------------------
    REO, NET                                 $        10,329                    $         28,971
=====================================================================================================

For the years ended December 31, 1995, 1994 and 1993, net real estate owned expense was comprised of the following:

====================================================================================
(IN THOUSANDS)                                    1995        1994         1993
------------------------------------------------------------------------------------
Net gain on sale of real estate owned        $    (384)    $   (446)    $  (568)
Valuation adjustments charged to
 operations.............................         4,547        5,291       4,839
Direct holding costs....................         4,345        2,874       3,766
------------------------------------------------------------------------------------
NET REAL ESTATE OWNED EXPENSE                $   8,508     $  7,719     $ 8,037
====================================================================================

The following table sets forth information regarding the Company's valuation allowance for REO.

==========================================================================
(IN THOUSANDS)                                1995       1994       1993
--------------------------------------------------------------------------
Balance, beginning of year..............  $  6,475   $  3,084   $  6,500
Provision for REO.......................     4,547      5,291      4,839
REO charged off.........................    (6,336)    (1,900)    (8,255)
--------------------------------------------------------------------------
BALANCE, END OF YEAR                      $  4,686   $  6,475   $  3,084
==========================================================================

NOTE (8) INCOME PER COMMON SHARE

Income per common share is computed based on the weighted average number of shares of common stock outstanding during each year after giving retroactive effect to stock dividends. Common stock equivalents are included in the calculations unless the effect is determined to be antidilutive or immaterial.

The weighted average number of shares including common stock equivalents was 15,253,929 in 1995, 14,667,111 in 1994 and 14,200,887 in 1993. The weighted average number of shares used to compute income per common share was retroactively adjusted to reflect stock dividends as appropriate. On January 25, 1996, the Company declared an 8% stock dividend payable on February 23, 1996 to stockholders of record on February 15, 1996. In 1993, 1994 and 1995, the Company declared and paid 5% stock dividends.

NOTE (9) DEPOSITS

Interest expense on time certificates of deposit with balances of $100,000 or more amounted to $27.6 million in 1995, $13.8 million in 1994 and $12.0 million in 1993.

Included in the Company's noninterest bearing demand deposits are deposits of customers in the real estate related services industry. While these deposits are noninterest bearing, the Company incurs customer service expenses in the form of payments to third parties who provide accounting, courier and other deposit related services for these customers. The costs associated with these deposits are included in "Customer services" in the accompanying consolidated statement of income. During 1995 and 1994, the average balances of such deposit accounts were $546.0 million and $541.7 million, respectively.

================================================================================

NOTE (10) SHORT-TERM BORROWINGS

The following table sets forth information with respect to Federal funds purchased and securities sold under agreements to repurchase.

================================================================================
(IN THOUSANDS)                                 1995        1994        1993
--------------------------------------------------------------------------------
Balance, end of year....................   $126,500    $103,246    $113,753
Weighted average interest rate, end of
 year...................................      4.31%       6.22%       1.72%
Average amount outstanding during the
 year...................................   $ 19,121    $ 26,906    $ 80,798
Weighted average interest rate for the
 year...................................      5.57%       2.90%       2.33%
Maximum amount outstanding at any
 month-end..............................   $156,930    $166,134    $148,032
================================================================================

Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities. Interest expense associated with Federal funds purchased and securities sold under repurchase agreements totaled $1.1 million, $0.8 million and $1.9 million, respectively, for 1995, 1994 and 1993.

The Company issues commercial paper which matures within 270 days. The following table sets forth information regarding the Company's outstanding commercial paper.

================================================================================
(IN THOUSANDS)                                1995        1994       1993
--------------------------------------------------------------------------------
Balance, end of year....................   $11,562     $11,903     $17,400
Weighted average interest rate, end of
 year...................................     5.73%       5.52%       3.06%
Average amount outstanding during the
 year...................................   $ 7,849     $13,890     $22,021
Weighted average interest rate for the
 year...................................     5.89%       3.50%       3.05%
Maximum amount outstanding at any
 month-end..............................   $11,861     $19,758     $26,460
================================================================================

The Bank is a designated depository for federal tax collections. These tax collections, as set forth in the following table, bear interest at 25 points below the Federal funds rate.

================================================================================
(IN THOUSANDS)                                1995        1994         1993
--------------------------------------------------------------------------------
Balance, end of year....................   $21,574     $75,770     $ 61,304
Weighted average interest rate, end of
 year...................................     4.48%       4.69%        2.60%
Average amount outstanding during the
 year...................................   $38,427     $57,383     $ 66,300
Weighted average interest rate for the
 year...................................     5.60%       3.92%        2.78%
Maximum amount outstanding at any
 month-end..............................   $91,339     $89,211     $114,624
================================================================================

In connection with the issuance of commercial paper, the Company had a back-up line of credit established with a bank for $15,000,000 at December 31, 1994. This back-up line of credit matured in 1995 and was not utilized during 1995 or 1994.

NOTE (11) LONG-TERM BORROWINGS

In 1979, the Company issued $16,500,000 of Floating Rate Notes ("the Notes") which mature on August 1, 1999. The Notes were convertible at the option of the holder at any time prior to August 1, 1986 into an equivalent principal amount of Debentures. At December 31, 1995, $4,824,000 in Notes and $1,082,000 in Debentures were outstanding and the current interest rates on the Notes and Debentures were 6.25% and 9.0%, respectively. At December 31, 1994, the outstanding Notes and Debentures totaled $5,943,000 and $2,210,000, respectively.

The Notes and Debentures may be redeemed after August 1, 1989 at the option of the Company until maturity at a declining premium, plus accrued interest.

The Company is required under the indenture to make equal annual mandatory sinking fund payments of $1,650,000 in each of the years 1992 through 1998 which will be sufficient to retire at par approximately 90% of the aggregate principal amount of Notes and Debentures prior to maturity. The 1995 sinking fund payment was made in the third quarter of the year.

The Trust Indentures for the Notes and Debentures include provisions which restrict the sale or issuance of capital stock of the Bank, the payment of dividends and the disposition of assets. The Company was in compliance with the provisions of the respective Trust Indentures at December 31, 1995.

NOTE (12) INCOME TAXES

The income tax provision (benefit) in the accompanying consolidated statement of income is comprised of the following current and deferred amounts.

============================================================================
AT DECEMBER                                   1995       1994        1993
(IN THOUSANDS)
----------------------------------------------------------------------------
Current:
  Federal...............................  $  8,426   $  3,575      $   490
  State.................................     2,841      1,757           47
----------------------------------------------------------------------------
     TOTAL                                $ 11,267   $  5,332      $   537
----------------------------------------------------------------------------
Deferred:
  Federal...............................     2,606     (2,041)      (1,607)
  State.................................     1,275     (1,225)        (128)
----------------------------------------------------------------------------
     TOTAL                                $  3,881   $ (3,266)     $(1,735)
----------------------------------------------------------------------------
Total:
  Federal...............................    11,032      1,534       (1,117)
  State.................................     4,116        532          (81)
----------------------------------------------------------------------------
  Taxes (charged) credited to
   stockholders' equity.................      (792)     2,104           --
----------------------------------------------------------------------------
  Reversal of overaccrued taxes from
   prior years..........................      (907)        --           --
----------------------------------------------------------------------------
  Change in valuation allowance for
   deferred tax receivable..............    (2,260)      (186)         669
----------------------------------------------------------------------------
     TOTAL                                $ 11,189   $  3,984      $  (529)
============================================================================

The amounts previously reported as the current and deferred portions of the tax provision for 1994 were revised based upon determinations made when the 1994 tax returns were filed.

================================================================================

Such changes within the total provision occur because all tax alternatives available to the Company are not decided upon until all relevant tax data have been accumulated several months after year-end.

During 1995, the Company recorded a $0.9 million reduction of taxes to reflect the finalization of prior years income tax issues.

Current income taxes payable totaled $1,532,000 and $2,536,000, respectively, at December 31, 1995 and 1994. Of the $0.8 million in taxes charged directly to stockholders' equity, $1.9 million represents current taxes receivable associated with employee stock options offset by $2.7 million representing deferred taxes payable associated with the provisions of FAS 115.

Deferred income taxes arise from differences on the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax receivable.

======================================================================================================================
At December 31, (In Thousands)                                                            1995               1994
----------------------------------------------------------------------------------------------------------------------
Components of the deferred tax receivable:
  Bad debt deduction.......................................................       $      14,694       $     14,900
  Deferred compensation....................................................               3,618              2,589
  Unrealized loss on securities available for sale.........................                  --                670
  State franchise taxes....................................................               1,208                 --
  Goodwill amortization....................................................                 369                 --
  Other....................................................................                 308                329
======================================================================================================================
    TOTAL                                                                         $      20,197       $     18,488
----------------------------------------------------------------------------------------------------------------------
  Valuation allowance......................................................                  --             (2,260)
----------------------------------------------------------------------------------------------------------------------
  DEFERRED TAX RECEIVABLE, NET OF VALUATION ALLOWANCE                             $      20,197       $     16,228
======================================================================================================================
Components of the deferred tax liability:
  Prepaid expense..........................................................                (363)              (292)
  Installment sale of real estate owned....................................                 (56)              (541)
  Depreciation.............................................................                (283)              (437)
  Deferred loan fees.......................................................                (789)              (332)
  Undistributed income of Imperial Credit Industries, Inc..................             (10,907)            (8,319)
  Unrealized gain on securities available for sale.........................              (2,218)                --
  Other....................................................................                 (42)               (54)
----------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                               (14,658)            (9,975)
----------------------------------------------------------------------------------------------------------------------
    NET DEFERRED TAX RECEIVABLE                                                   $       5,539       $      6,253
======================================================================================================================

The Company's net deferred tax receivable is supported by carry back and carry forward provisions of the tax laws as well as certain tax strategies which create future taxable income. Additionally, at December 31, 1995, the Company determined that its current profitability and projections of income indicate taxable income for 1996. The net change in the valuation allowance for deferred tax receivable in 1995 of $2.3 million is primarily related to taxable income reported in 1995 and to the 1996 projection of taxable income.

The total income tax provision (benefit) differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                                                                    --------------------------------------------------------------
                                                                            1995                1994               1993
                                                                    --------------------------------------------------------------
                                                                                    % OF               % OF                  % OF
                                                                                  PRETAX             PRETAX                PRETAX
(IN THOUSANDS)                                                          AMOUNT    INCOME    AMOUNT   INCOME    AMOUNT      INCOME
----------------------------------------------------------------------------------------------------------------------------------
  Income tax provision at statutory rate......................       $  12,028     35.0%  $  3,720    35.0%  $    179       34.0%
  (Reduction) increase in taxes resulting from:
  Tax exempt interest........................................             (146)    (0.4)      (169)   (1.6)      (353)     (67.2)
  Cash surrender value of officers life insurance............             (220)    (0.7)      (357)   (3.4)      (362)     (69.0)
  State franchise taxes, net of Federal income tax benefit...            2,537      7.4        715     6.8        (48)      (9.1)
  Change in valuation allowance..............................           (2,260)    (6.6)      (186)   (1.8)       669      127.4
  Reversal of overaccrued taxes from prior year..............             (907)    (2.6)        --      --         --         --
  Other......................................................              157      0.5        261     2.5       (724)    (137.9)
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                            $  11,189     32.6%  $  3,984    37.5%      (529)    (100.8)%
==================================================================================================================================

================================================================================

NOTE (13) EMPLOYEE BENEFIT PLANS
The Company has established the following employee benefit plans.

IMPERIAL BANCORP PROFIT-SHARING PLAN: The Company has a noncontributory profit-sharing plan in which employees of the Company, Bank and certain subsidiaries are eligible to participate at year-end if they have been employed for at least 1,000 hours during the year. Investments and distribution of vested benefits to terminated participants are made in accordance with the contribution allocation form signed by the employee. Distributions are made at the option of the Company in either cash or common stock of the Company or a combination thereof.

The Company contributed $2.0 million to the profit-sharing plan in 1995. There were no contributions to the plan in 1994. The trust created by the plan held 645,841 shares at December 31, 1995 and 833,005 shares at December 31, 1994. The shares held by the plan represented approximately 4.3% of the Company's total shares outstanding at December 31, 1995.

IMPERIAL BANCORP EMPLOYEE STOCK OWNERSHIP PLAN: During 1990, the Company established an Employee Stock Ownership Plan ("ESOP") in which employees of the Company, Bank and certain subsidiaries are eligible to participate at year-end if they have been employed for at least 1,000 hours during the year. Distribution of vested benefits to terminated participants is made in common stock of the Company.

In 1993, the ESOP received financing from a bank other than Imperial Bank as a $1,159,000 term note, payable in fourteen equal quarterly installments starting in the first quarter of 1994. The proceeds of this note were used to purchase the Company's common stock in the open market. Contributions from the Company and its subsidiaries were used to service the debt which was repaid in full on December 31, 1994. As a result, 134,348 shares of the Company's common stock were released to the plan during 1994. The Company adopted Statement of Position 93-6 "Employers" Accounting for Employee Stock Ownership Plans' on January 1, 1994 and as such recorded an additional $180,000 in compensation expense in 1994. There were no discretionary contributions to the plan during 1995. The trust created by the plan held 199,640 shares at December 31, 1995 and 209,897 shares at December 31, 1994.

IMPERIAL BANCORP 401-K PLAN: The Company has a 401-K Plan in which all employees of the Company, Bank and certain subsidiaries may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least six months prior to the semi-annual enrollment date. Employees may contribute up to 14% of their salaries with the Company matching 33% of any contribution not to exceed 2% of the employee's salary. Effective January 1, 1996, the Company will match 50% of any employee contribution, not to exceed 4% of the employee's salary.

Only active 401-K Plan members at December 31 of any year are eligible to receive Company matching contributions for that year. The Company's matching contributions under the 401-K Plan approximated $430,000 in 1995, $403,000 in 1994 and $336,000 in 1993. Distributions of employee and matching contributions to terminated participants are made in accordance with the contribution allocation form signed by the employee in either common stock of the Company or cash or a combination thereof. The trust created by the plan held 298,324 shares at December 31, 1995 and 294,842 shares at December 31, 1994.

SUPPLEMENTAL COMPENSATION PLANS
DEFERRED COMPENSATION PLAN: In 1992, the Company adopted a Deferred Compensation Plan ("the 1992 Plan") in order to provide specified benefits to certain key employees and directors. Participants are allowed to defer portions of their compensation each plan year, subject to a minimum and a maximum dollar amount of deferral. In any plan year, the Company will make a matching contribution of not less than 10% or more than 50% of the participants' deferral for that year. The exact ratio will be determined by a formula based on return on stockholders' equity. The matching contribution ratio as calculated was 40% for 1995 and 10% for 1994. Each participant's "account balance" earns interest at a rate established annually (Moody's Seasoned Corporate Bond Rate). The rates for 1995 and 1994 were 8.94% and 7.25%, respectively. The rate for 1996 will be 7.30%.

Effective January 1, 1996, the Company adopted a second Deferred Compensation Plan ("the 1996 Plan"), with features similar to the 1992 Plan. The 1996 Plan allows participants to alter their initial deferral percentage in subsequent plan years which is not allowable under the 1992 Plan. In addition, participants in the 1992 Plan will be permitted to transfer compensation deferred under the 1992 Plan to the 1996 Plan when the 1992 Plan expires in 1999.

DEATH BENEFIT ONLY PLAN: The Death Benefit Only Plan ("DBO Plan") was established in 1986 to provide certain death benefits to the Company's then Chairman and Vice Chairman, so long as they remain in the employ of the Company. The DBO Plan provides for lump sum payments to the estate of each individual in amounts ranging from $2.5 million in year one to $5.1 million in year fifteen, depending on the time of death. The DBO Plan was funded by the Company through the purchase of life insurance for which it is the beneficiary. The benefits specified by the DBO Plan are accrued over 15 years (expected mortality). The DBO Plan was designed such that, if the assumptions made with respect to mortality experience, policy dividends and other factors are realized, the Company will recover all costs including life insurance premiums and benefits paid by it, plus a factor for the use of its money.

As a result of the death of George M. Eltinge, then Chairman of the Board, on August 12, 1994, his estate received the benefit from the DBO Plan during 1994. The Company recorded a $935,000 pre-tax compensation expense during the year related to this death benefit, net of life insurance proceeds in the amount of $741,000 received in 1994. The after-tax effect of funding the death benefit obligation approximated $225,000.

================================================================================

Excluding the expense related to the death of George M. Eltinge, as described above, the Company's net expense (benefit) of funding both the deferred compensation and death benefit only plans amounted to $767,000, $620,000 and ($195,000), respectively, for the years ended December 31, 1995, 1994 and 1993.

STOCK OPTION PLAN: The Company has two stock option plans for directors and employees. Options are granted at the market price of the Company's common stock at the date of grant, and become exercisable immediately for all directors. Options which have been granted to employees are exercisable at either 25% or 16.7% per year beginning one year after the date of grant.

A summary of changes in outstanding options is as follows:

========================================================================
(IN THOUSANDS)                                   1995*          1994*
------------------------------------------------------------------------
Options outstanding, beginning of year..    1,986,075      2,455,397
Options granted.........................      130,679        116,064
Options exercised.......................     (451,517)      (563,641)
Options cancelled.......................      (11,921)       (21,745)
------------------------------------------------------------------------
OPTIONS OUTSTANDING, END OF YEAR            1,653,316      1,986,075
========================================================================

There were 164,635* options available for future grants at December 31, 1995.

Information as to stock option activity and prices of the shares is as follows:

========================================================================
                                         NUMBER OF      OPTION PRICE
                                          SHARES*        PER SHARE*
------------------------------------------------------------------------
Shares under option at:

   December 31, 1995....................  1,653,316  $  6.00  -  $20.60
   December 31, 1994....................  1,986,075  $  6.00  -  $13.44
Options exercisable at:
   December 31, 1995....................  1,212,681  $  6.00  -  $13.44
   December 31, 1994....................  1,449,585  $  6.00  -  $12.79
Options exercised during the year:
   December 31, 1995....................    451,517  $  6.76  -  $11.33
   December 31, 1994....................    563,641  $  6.76  -  $ 8.00
========================================================================

*Adjusted for stock dividends declared and paid in the first quarters of 1992 -
 1996.

The Company recorded an additional $3.4 million in 1995 and $4.2 million in 1994 of stockholdersO equity from the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. During 1995, $1.5 million of common stock was exchanged and retired in conjunction with the exercise of stock options. Common stock retirements were immaterial in 1994. The tax benefit associated with shares exercised which was recorded as a component of stockholdersO equity approximated $1.9 million in 1995 and $1.5 million in 1994.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 applies to all transactions in which the Company acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the Company's common stock price, except for the Employee Stock Ownership Plan. A new method of accounting for stock based compensation arrangements with employees is established by FAS
123. The new method is based on the fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FAS 123 does not require companies to adopt the new fair value method for purposes of preparing their basic financial statements. Entities are allowed to either continue to use the APB 25 method or adopt the fair value method set forth in FAS 123. Companies that do not adopt the new fair value method in FAS 123 for purposes of preparing their basic financial statements are required to include pro-forma disclosures in the notes to the basic financial statements. The pro-forma disclosures should include the impact of the fair value method on net income and income per share as if FAS 123 had been adopted. FAS 123 may be adopted for fiscal years beginning after December 31, 1995. The impact on the Company of adopting FAS 123 would not be material. The Company has decided not to adopt the fair value standards set forth in FAS 123 for purposes of preparing its basic financial statements.

NOTE (14) LOANS TO OFFICERS

Pursuant to an Employee Loan Program and under by-laws approved by stockholders in 1984, the Company had $4,238,000 and $4,482,000 in loans to certain officers and directors, outstanding at December 31, 1995 and December 31, 1994, respectively. With respect to loans made to the Company's Chairman, one loan matures at the earlier of his termination of employment or January 1, 2002 and is secured by his interest in the DBO Plan (note 13). A second loan to the Company's Chairman is unsecured and matures at the earlier of his termination of employment or August 15, 2000. During 1995 additional loans made to officers were $65,000 and payments received were $309,000. Loans to other officers are unsecured, are due in seven equal annual principal payments or on demand, and mature at the earlier of each individual's termination of employment or August 15, 2000.

These loans accrue interest at a rate which is equal to 60% of the average of the one year and three year Treasury securities rates as published in the Wall Street Journal at the end of each calendar year, to be fixed at that rate for the coming year. The rate was 4.5% for 1995 and will be 3.1% for 1996. The difference between the rate on the loans and the market rate is recorded as compensation expense.

NOTE (15) COMMITMENTS AND CONTINGENT LIABILITIES
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financ-

================================================================================

ing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate cap and floor contracts, interest rate swaps, options, and forward and financial futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit, standby letters of credit and financial guarantees only represent exposure to off-balance sheet risk in the event the contract is drawn upon and the other party to the contract defaults. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. The Company does not anticipate any material losses as a result of these transactions.

For interest rate cap, floor and swap transactions, forward and financial futures contracts, and options written, the contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counterparties to meet the terms of the contracts and from market movements in securities' values and interest rates. It is currently estimated that the related credit risk of these investments is an immaterial percentage of the notional amounts. The Company controls the credit risk of its interest rate cap, floor and swap agreements and forward and financial futures contracts through credit approvals, limits and monitoring procedures.

A summary of the contract or notional amounts of significant commitments and contingent liabilities is as follows:

==========================================================================
AT DECEMBER 31, (IN THOUSANDS)                          1995         1994
--------------------------------------------------------------------------
Commitments to extend credit...................   $  840,340   $  536,218
Standby letters of credit......................       82,115       61,336
Commercial letters of credit...................       55,633       64,992
When-issued securities.........................        1,794       14,392
Asset/liability management:
Interest rate swaps............................      300,000      500,000
Linked futures contracts.......................           --      801,000
Linked interest rate caps......................           --      199,000
Interest rate caps purchased...................    1,300,000    1,800,000
Interest rate floors purchased.................      500,000           --
Trading contracts:
Spot and forwards to purchase foreign currency.       51,655          785
Spot and forwards to sell foreign currency.....       46,583          785
Futures and forwards to purchase precious
 metals........................................       14,213        6,759
Futures and forwards to sell precious metals...       14,253       14,891
==========================================================================

The Company's net interest margin is sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans are tied to the Prime Rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. In October 1993, the Company's expectation was that interest rates would gradually rise in 1994. Concurrently, two major banks lowered their Prime Rate causing some degree of concern that interest rates could fall in the short term. An analysis of the historic relationship between the Prime Rate and LIBOR showed that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment.

Due to the level of asset sensitivity and the potential for a narrowing of the Prime Rate and LIBOR spread in late 1993, the Company responded by selecting $500 million of Prime based assets whose characteristics were to be synthetically altered to create an asset with reduced interest rate sensitivity that was insulated against a narrowing of the Prime Rate and LIBOR spread for a period of two years. To achieve this goal, the Company entered into a series of derivative financial contracts in late 1993 and early 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio while retaining some positive asset sensitivity in the event of an increase in interest rates.

The Company entered into interest rate swaps in which it was committed to pay the daily average of the Prime Rate less a designated spread and receive three month LIBOR. The swaps were intended to reduce the potential compression of the Company's net interest margin in the event that LIBOR rose faster than Prime. The interest rate swaps had a notional value of $200 million at December 31, 1995 and mature in the first quarter of 1996. The swaps contained embedded option contracts with strike prices which increased at the rate of 25 basis points per quarter which capped the rate received on the interest rate swap. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing LIBOR indexed asset to retain some asset sensitivity.

Also in 1994, the Company entered into a similar transaction consisting of interest rate swaps with a notional value of $300 million of which a notional value of $100 million was outstanding at December 31, 1995. In conjunction with these interest rate swaps, the Company sold exchange traded options to cap the rate received on the swaps at escalating strike prices associated with the options. These packaged options were stacked and expired at the rate of $300 million per quarter during the first three quarters of 1995 with the final $100 mil-

================================================================================

lion expiring in the fourth quarter of 1995. These linked option expirations mirrored the interest rate resets of the linked interest rate swaps which matured in the fourth quarter of 1995 and the first quarter of 1996. Using both swaps with embedded options and linked exchange traded options to yield the same result, the Company utilized the combination which provided the most economical method of accomplishing the synthetic alteration. The interest rate swaps and linked options, as synthetic alterations of the Company's interest received on its loan portfolio, are recorded "as settled" (or according to the settlement accounting method) with the resulting gains or losses recorded as an adjustment to interest income.

As interest rates continued to rise more quickly than anticipated in 1994 and other market related events caused a deterioration in the values of derivative instruments, the strike prices of the escalating linked options were exceeded by LIBOR. To prevent further negative impact on interest income from the interest rate swaps with both embedded and linked options, the Company purchased options during the second half of 1994 with terms similar to the linked options and embedded options thus effectively capping the Company's exposure to further losses. These options expired during 1995 in conjunction with the linked and embedded options discussed above.

The combined economic impact of the Company's derivative financial instruments discussed above was a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin for the year ended December 31, 1995. The impact of these instruments included the recognition of a $2.3 million premium received on the linked written option which had been deferred until the final maturity of these options in the fourth quarter of 1995. The impact of these instruments was $4.9 million and 27 basis point reductions in net interest income and net interest margin, respectively, for the year ended December 31, 1994. The cash requirement and negative impact on net interest income associated with the derivative transactions would be $0.3 million if interest rates remain unchanged through the final maturity of these instruments in early 1996.

Although the Company's balance sheet remains asset sensitive, management had fewer concerns about potential compression of the Company's interest rate margin in early 1995 then it did in late 1993 and early 1994. During 1995, concerns of the spread between the Prime Rate and LIBOR narrowing were partially alleviated as the Prime Rate moved toward the characteristics of a retail rate and away from those of a wholesale rate. This was evidenced by the interest rate swap markets in 1995 as the spread between Prime and LIBOR increased from approximately 217 basis points to 250 basis points. The Company developed new strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices generally adjusting quarterly and approximately 200 basis points below or above (depending on the instrument) market rates at the date of purchase.

In response to its strategy and the general asset sensitive nature of the balance sheet, the Company purchased interest rate floors in the first quarter of 1995 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at December 31, 1995, mature in the third quarter of 1997. The floors provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor. The deferred gain of the floors approximated $1.6 million at December 31, 1995.

During the second and third quarters of 1995, the Company purchased both exchange traded and over the counter interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The exchange traded caps had a notional value of $1.2 billion at December 31, 1995 and mature at the rate of $400 million per quarter for the first, second and third quarters of 1996. The over the counter caps had a notional value of $100 million at December 31, 1995. These caps reset quarterly in March, June and September 1996 and mature in December 1996. All of the caps provide protection to the Company in the event that the three month LIBOR rises above the strike prices of the caps which range from 8.0% to 8.5%. The deferred loss of the caps approximated $180,000 at December 31, 1995. In January 1996, the Company purchased additional interest rate caps with a notional value of $1.0 billion. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps. These caps mature at the rate of $500 million per quarter during the fourth quarter of 1996 and the first quarter of 1997.

================================================================================

The following table summarizes the Company's derivative instruments for the years ended December 31, 1995 and 1994.

------------------------------------------------------------------------------------------------------------------------------------
                                                       NOTIONAL             WEIGHTED
DECEMBER 31, 1995 (IN THOUSANDS)                         AMOUNT         AVERAGE RATE               TERMS AND MATURITY
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS WITH EMBEDDED OPTIONS
Pay - Prime less a designated spread.............    $  200,000                 6.3%     First quarter 1996
Receive - 3 month LIBOR..........................       200,000                 4.8
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS SYNTHETICALLY ALTERED BY
  LINKED EXCHANGE TRADED OPTIONS
Pay - Prime less a designated spread.............    $  100,000                 6.7%     First quarter 1996
Receive - 3 month LIBOR/(1)/.....................       100,000                 4.9
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CAPS PURCHASED
Exchange traded..................................    $1,200,000                 n/a      $400,000 maturing through third
Over the counter.................................       100,000                 n/a      Resets quarterly in first, second and
                                                                                         third quarter 1996; matures fourth quarter
                                                                                         1996
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS PURCHASED
Over the counter.................................    $  500,000                 n/a      Third quarter 1997
------------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1994 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS WITH EMBEDDED OPTIONS
Pay - Prime less a designated spread.............    $  200,000                 4.8%     First quarter 1996
Receive - 3 month LIBOR..........................       200,000                 3.9      Embedded options - $200,000 expiring per
                                                                                         quarter through fourth quarter 1995
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS SYNTHETICALLY ALTERED BY
   LINKED EXCHANGE TRADED OPTIONS
Pay - Prime less a designated spread.............    $  300,000                 5.1%     Fourth quarter 1995 - First quarter  1996
Receive - 3 month LIBOR /(1)/....................       300,000                 3.9
Linked exchange traded options...................     1,000,000                 n/a      $200,000 expiring per quarter through
                                                                                         third quarter 1995;
                                                                                         $100,000 expiring per quarter through
                                                                                         fourth quarter 1995
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CAPS PURCHASED
Exchange traded..................................    $1,000,000                 n/a      $300,000 expiring per quarter through third
                                                                                         quarter 1995;
                                                                                         $100,000 million expiring fourth quarter
                                                                                         1995
Over the counter.................................       800,000                 n/a      $200,000 expiring per quarter through
                                                                                         fourth quarter 1995
------------------------------------------------------------------------------------------------------------------------------------

(1)  Weighted average rate reflects impact of linked exchange traded options.
================================================================================

================================================================================

The table below illustrates the interest rates and, if extended, the future cash requirements associated with the CompanyOs derivative instruments under various interest rate scenarios.

----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATES/CASH REQUIREMENTS FOR DERIVATIVE INSTRUMENTS/(1)/
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                 PERIOD                                  IF                  THEN        IF                THEN
NOTIONAL AMOUNT       FROM/(5)/            TO          PAY/(2)/    LIBOR LESS THAN/(3)/   RECEIVE   LIBOR MORE THAN     RECEIVE
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS WITH LINKED AND EMBEDDED OPTIONS
   $100,000         11/15/95             2/15/96       P-2.49           5.25%               LIBOR   5.25%                 5.25%
    100,000          12/1/95              3/1/96       P-2.54           5.40%               LIBOR   5.40%                 5.40%
    100,000         12/21/95             3/20/96       P-2.01           5.50%               LIBOR   5.50%                 5.50%
----------------------------------------------------------------------------------------------------------------------------------
EXCHANGE TRADED OPTIONS PURCHASED/(4)/
   $100,000         11/15/95              2/15/96         n/a           8.50%                -0-    8.50%             LIBOR-8.50%
    100,000          12/1/95               3/1/96         n/a           8.47%                -0-    8.47%             LIBOR-8.47%
    100,000         12/21/95              3/20/96         n/a           8.49%                -0-    8.49%             LIBOR-8.49%
----------------------------------------------------------------------------------------------------------------------------------

(1) Table does not reflect the impact of premiums received on linked options and paid for purchased options.
(2) "P" reflects the Prime Rate which represents the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks.
(3) "LIBOR" reflects the London Interbank Offered Rate which is the average of interbank offered rates for dollar deposits in the London market based on quotations at five major banks.
(4) Purchased options are not exercised if LIBOR does not exceed the strike price; thus the cash received is not applicable.
(5)  Represents expiration dates of options.

================================================================================

As of December 31, 1995, SBA loans serviced for others approximated $36.0 million. In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers of loans. Under certain circumstances, loans must be repurchased if there has been a breach of representations or warranties.

The Company's wholly owned subsidiary, Imperial Trust Company, a California licensed trust company, had total assets under management of approximately $6.8 billion and $5.5 billion at December 31, 1995 and 1994, respectively.

LEASE COMMITMENTS: The Company leases the land and buildings for certain of its premises under noncancelable operating leases which expire in various years to 2012. Lease payments net of sublease income charged to net occupancy expense in the accompanying consolidated statement of income for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $6,609,000, $7,774,000 and
$8,339,000, respectively.

Aggregate minimum rental commitments under these leases net of $3,197,000 of income to be received from noncancelable subleases are as follows:

------------------------------------------
(IN THOUSANDS)                  AMOUNTS
------------------------------------------
1996.........................   $ 6,651
1997.........................     5,769
1998.........................     4,846
1999.........................     4,394
2000.........................     3,194
Thereafter...................    21,592
------------------------------------------
TOTAL                           $46,446
==========================================

Certain of the aforementioned leases contain provisions such that the Company may at its option renew the leases at a specified rental for a specified period. Certain of the leases also contain provisions such that the Company must pay all property taxes on the premises or any increase in property taxes after specified years.

In addition, the Company has entered into long-term agreements for certain data processing and computer software products and services. These agreements expire in various years to 2002 and contain provisions that allow renewal at a specified amount for a specified period. Total expense from these agreements amounted to $2,911,000 in 1995, $3,836,000 in 1994 and $3,061,000 in 1993 and
are included in data processing in the consolidated statement of income.

Aggregate minimum contractual payments under these agreements are as follows:

-----------------------------------------
(IN THOUSANDS)                  AMOUNTS
-----------------------------------------
1996............                $ 1,384
1997............                  1,515
1998............                  1,641
1999............                  1,701
2000............                  1,706
Thereafter......                  2,701
-----------------------------------------
TOTAL                           $10,648
=========================================

LEGAL ACTION: The Company and its subsidiaries are defendants in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial position or future results of operations of the Company.

================================================================================

NOTE (16) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("FAS 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans receivable, time deposits and various off-balance sheet items. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the value of the Company's fiduciary contracts for trust services and the value of the Company's investment in subsidiaries are not considered financial instruments; therefore, their values are not incorporated into the fair value estimates. Additionally, there is a value in the Company's core deposit base which is unrelated to the interest rate assumptions used to compute the fair value estimates. Such demand deposits are a significant source of low cost funds to the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER RESALE AGREEMENTS: The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

SECURITIES HELD TO MATURITY, SECURITIES AVAILABLE FOR SALE AND TRADING ACCOUNT
SECURITIES: Fair values are based on bid prices and quotations published and/or received from securities dealers.

LOANS HELD FOR SALE: Fair value is based on quoted market prices and/or forward delivery contracts.

LOANS: The fair value of the loan portfolio is generally estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated based on the AAA Corporate Bond Rate, adjusted for credit risk and the Company's cost to administer such instruments. Expected future cash flows are estimated using maturity dates for performing loans, with cash flows on nonaccrual loans estimated on an individual basis. For nonaccrual and potential problem loans secured by real property, estimated fair value has been determined on an individual basis, considering the value of the collateral as determined by a current third party appraisal and estimated foreclosure, holding and selling costs. For consumer loans, market rates of interest are based on current market rates charged for these loans.

DEPOSITS: The fair values for demand, savings and money market accounts are estimated at the amount payable on demand. Fair values for certificates of deposit, both under and over $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

SHORT-TERM BORROWINGS: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, federal tax collection accounts and commercial paper approximate their fair values, due to the short-term nature of the borrowings.

LONG-TERM BORROWINGS: Fair value is estimated using market prices or by discounting the expected future cash flows at market rates for similar instruments trading currently.

OFF-BALANCE SHEET INSTRUMENTS: Fair values of the Company's interest rate swaps and caps and forward commitments are based on quoted market prices. Fair values of letters of credit and commitments to extend credit are based on fees currently charged to enter into similar agreements.

================================================================================

The estimated fair values of the Company's financial instruments are as follows:

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995                        1994

                                                                                              ESTIMATED                   ESTIMATED
                                                                                 CARRYING          FAIR      CARRYING          FAIR
AT DECEMBER 31, (IN THOUSANDS)                                                     AMOUNT         VALUE        AMOUNT         VALUE
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and due from banks.............................................          $   242,018   $   242,018   $   168,626   $   168,626
Trading account assets..............................................               40,050        40,050        74,028        74,028
Securities available for sale.......................................              295,312       295,312       388,249       388,249
Securities held to maturity.........................................                4,975         4,975         6,146         6,146
Federal funds sold and securities purchased under resale agreements.              425,300       425,300       276,500       276,500
Loans held for sale.................................................                2,648         2,842           768           768
Loans:
   Commercial loans.................................................            1,238,148     1,256,580       919,610       905,625
   Real estate loans................................................              453,582       444,390       453,999       437,464
   Consumer loans...................................................                7,617         7,607         1,537         1,525
------------------------------------------------------------------------------------------------------------------------------------
   Total loans                                                                $ 1,699,347   $ 1,708,577   $ 1,375,146   $ 1,344,614
------------------------------------------------------------------------------------------------------------------------------------
   Less allowance for loan losses...................................          $   (37,402)  $        --   $   (40,072)  $        --
------------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                  $ 1,661,945   $ 1,708,577   $ 1,335,074   $ 1,344,614
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
Deposits:
   Demand...........................................................          $ 1,145,720   $ 1,145,720   $   928,728   $   928,728
   Savings..........................................................               15,708        15,708        27,207        27,207
   Money market.....................................................              435,674       435,674       491,090       491,090
   Time deposits - under $100,000...................................              227,262       227,722       168,044       167,371
   Time deposits - over $100,000....................................              539,252       539,687       344,641       343,759
Short-term borrowings...............................................              159,636       159,636       190,919       190,919
Long-term borrowings................................................                5,906         5,975         8,153         7,935
------------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
ASSET/LIABILITY MANAGEMENT:
Interest rate swaps/(1)/............................................          $        --   $      (166)  $        --   $    (7,631)
Interest rate caps written/(1)/.....................................                   --            --            --        (1,325)
Interest rate futures contracts/(1)/................................                   --            --            --        (5,016)
Interest rate caps purchased/(1)/...................................                 (180)           --            --         1,882
Interest rate floors purchased/(1)/.................................                1,606           170            --            --
TRADING CONTRACTS:
Spot and forwards to purchase foreign currency......................                 (136)         (136)           --            --
Spot and forwards to sell foreign currency..........................                  520           520            --            --
Futures and forwards to purchase precious metals....................                   (7)           (7)           (2)           (2)
Futures and forwards to sell precious metals........................                   26            26           (15)          (15)
CREDIT INSTRUMENTS:
Commitment to extend credit.........................................                   --       (12,605)           --        (8,043)
Standby letters of credit...........................................                   --        (1,232)           --          (920)
Commercial letters of credit........................................                   --          (834)           --          (975)
------------------------------------------------------------------------------------------------------------------------------------
(1)  Estimated fair value represents net unrealized (losses) gains.
====================================================================================================================================

NOTE (17) RESTRICTIONS ON CASH BALANCES
Federal Reserve Board regulations require that the Bank maintain certain reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1995, the Bank maintained average reserves of approximately $66.7 million.

================================================================================

NOTE (18) REGULATORY MATTERS

Since the third quarter of 1993, the Bank operated under a revised Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the California State Banking Department ("State") which required a reduction in classified assets, prior written approval of dividends of the Bank by the FDIC and the State and a minimum leverage ratio of 6.5%. The FDIC and the State terminated the MOU in the fourth quarter of 1995.

NOTE (19) IMPERIAL CREDIT INDUSTRIES, INC.

At December 31, 1994, the Company owned 3,867,368 shares, or 40.2%, of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII"). During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. The Company received an additional 1,933,684 shares increasing its total shares held to 5,801,052 at December 31, 1995. In February 1996, ICII declared and paid a 10% stock dividend which increased shares held by the Company to approximately 6,381,000. The Company's ownership percentage has dropped slightly from 40.2% to 40.0% as a result of the exercise of employee stock options at ICII. After the 10% stock dividend, the Company carried its investment in ICII at an equivalent book value of $5.66 per share. On February 29, 1996, the market value of ICII common stock was $25.38, representing a pre-tax unrealized gain of the Company's investment of over $125 million. On February 26, 1996, ICII announced its plans to offer up to 2,000,000 shares in an underwritten public offering. This offering could dilute the Company's ownership percentage to 35.3% if all of the proposed shares are sold.

The Company has retained the services of an investment banking firm. Among other things, the role of the firm will be to assist management in evaluating strategies related to the Company's investment in ICII which maximize shareholder value.

As the Company does not exercise significant control over the operations of ICII, the results of ICII operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for equity in undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

The following represents summarized financial information with respect to the operations of ICII.

==============================================================================
(IN THOUSANDS)                                  1995        1994         1993
------------------------------------------------------------------------------
Mortgage loans held for sale............  $  948,006  $  263,807   $1,238,007
Total assets............................   2,515,091   1,420,409    1,572,663
Deposits................................   1,094,824     934,621    1,001,468
Total liabilities.......................   2,424,200   1,344,536    1,504,411
Total equity............................      90,891      75,873       68,253
------------------------------------------------------------------------------
Total revenues..........................      90,759      77,954       72,945
Total expenses..........................      66,630      66,664       41,472
Income before taxes & extraordinary item      24,130      11,290       31,473
Extraordinary item......................          --         919           --
Net income..............................      14,193       7,524       18,418
==============================================================================

================================================================================

NOTE (20) IMPERIAL BANCORP (PARENT COMPANY ONLY)

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS, EXCEPT  SHARE DATA)                                                                 1995        1994
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash.........................................................................................................  $    800    $    226
Securities available for sale (at fair value at December 31, 1995 and 1994)..................................    16,442      15,106
Loans to officers............................................................................................     4,238       4,482
Investments in subsidiaries:
   Imperial Bank.............................................................................................   216,417     190,120
   Other subsidiaries........................................................................................       538         412
Other assets.................................................................................................    14,267      13,574
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                                             $252,702    $223,920
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper.............................................................................................  $ 11,562    $ 11,903
Long-term borrowings.........................................................................................     5,906       8,153
Other liabilities............................................................................................     6,998       6,088
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                                        $ 24,466    $ 26,144
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock, no par 50,000,000 shares authorized; 13,821,125 shares at December 31, 1995 and 12,832,609
    shares at December 31, 1994 issued and outstanding.......................................................   130,780     117,144
   Subsidiaries' unrealized gain (loss) on securities available for sale, net of tax.........................     2,747        (847)
   Retained earnings.........................................................................................    94,709      81,479
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                                               $228,236    $197,776
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                               $252,702    $223,920
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                                                         1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Dividends - Imperial Bank and Imperial Bank Realty Company, Inc.............................    $  2,367    $  4,610    $  2,669
   Interest income:
      Securities available for sale............................................................         694         456         334
      Securities purchased under resale agreements from
        Imperial Bank..........................................................................          12          --          10
      Loans to officers........................................................................         199         179         219
   Other income................................................................................          16          25          17
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUE                                                                             $  3,288    $  5,270    $  3,249
------------------------------------------------------------------------------------------------------------------------------------
Expense:
   Salary......................................................................................         137         198         244
   Other employee benefits/(1)/................................................................        (206)      1,284        (350)
   Interest expense:
      Commercial paper.........................................................................         463         487         671
      Long-term borrowings.....................................................................         528         625         722
   Other expense...............................................................................         535         518         488
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSE                                                                             $  1,457    $  3,112    $  1,775
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes.....................................................................       1,831       2,158       1,474
Applicable income tax benefit..................................................................        (490)     (1,472)       (926)
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES............................       2,321       3,630       2,400
------------------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income (loss) of subsidiaries..........................................      20,856       3,013      (1,346)
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                                                $ 23,177    $  6,643    $  1,054
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the accrual for benefit costs less the benefit associated with the policies funding the plan (see Note 13).
================================================================================

================================================================================

NOTE (20) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                                                      1995          1994         1993
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income..............................................................................   $   23,177    $    6,643    $   1,054
   Adjustments for non-cash charges (credits):
      Undistributed (income) loss of subsidiaries..........................................      (20,856)       (3,013)       1,346
      Net change in other liabilities(1)...................................................          798           235        2,219
      Net change in other assets...........................................................         (693)        1,603       (1,190)
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $  2,426    $    5,468    $   3,429
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of securities available for sale.....................................      188,630       217,179      127,597
   Purchase of securities available for sale...............................................     (189,966)     (223,952)    (135,929)
   Net change in securities purchased under resale agreements..............................           --            --        3,910
   Net change in loans made to officers....................................................          244         3,579          258
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                                     $ (1,092)   $   (3,194)   $  (4,164)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in commercial paper..........................................................         (341)       (5,497)       1,860
   Retirement of long-term borrowings......................................................       (2,247)       (1,713)      (1,386)
   Advances from subsidiaries..............................................................           --           990           --
   Net proceeds from exercise of employee stock options....................................        1,839         3,968          298
   Other...................................................................................          (11)          (10)         (10)
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                       $   (760)   $   (2,262)   $     762
------------------------------------------------------------------------------------------------------------------------------------
      NET CHANGE IN CASH                                                                        $    574    $       12    $      27
------------------------------------------------------------------------------------------------------------------------------------
      CASH, BEGINNING OF YEAR                                                                   $    226    $      214    $     187
------------------------------------------------------------------------------------------------------------------------------------
      CASH, END OF YEAR                                                                         $    800    $      226    $     214
------------------------------------------------------------------------------------------------------------------------------------
(1)   The Parent Company recorded a tax benefit for its employee stock options of $153,000 in 1995 and $1,478,000 in 1994. This represents the only significant non-cash transaction recorded during 1995, 1994 and 1993.
====================================================================================================================================

In 1995, 1994 and 1993, the Parent Company paid $1,022,000, $1,252,000 and
$1,466,000 in interest, respectively.

================================================================================

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IMPERIAL BANCORP:

We have audited the accompanying consolidated balance sheet of Imperial Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Bancorp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Imperial Bancorp and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994.

KPMG PEAT MARWICK LLP

Los Angeles, California

January 25, 1996

================================================================================

SELECTED STATISTICAL INFORMATION
SECURITIES

The following table shows the maturities of securities held to maturity and securities available for sale at December 31, 1995 and their weighted average yields.

------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                              MATURING
------------------------------------------------------------------------------------------------------------------
                                       LESS THAN 1 YEAR      MORE THAN 1 - 5 YEARS       MORE THAN 5 - 10 YEARS
------------------------------------------------------------------------------------------------------------------
                                      AMOUNT       YIELD       AMOUNT       YIELD          AMOUNT        YIELD
------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  Industrial development bonds........  $   --         --       $   --          --          $  4.4          6.8%
  Other securities....................      --         --           --          --              --           --
------------------------------------------------------------------------------------------------------------------
   TOTAL                               $   --         --       $   --          --          $  4.4          6.8%
------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and federal agencies..  $ 34.8        4.2%      $  0.6         5.9%         $ 16.0          7.1%
  Mutual funds........................    43.0        5.7           --          --              --           --
  Other securities....................      --         --           --          --             0.5          3.5
------------------------------------------------------------------------------------------------------------------
   TOTAL                               $ 77.8        5.0%      $  0.6         5.9%         $ 16.5          7.0%
==================================================================================================================

----------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                 MATURING
----------------------------------------------------------------------------------
                                       MORE THAN 10 YEARS            TOTAL
----------------------------------------------------------------------------------
                                        AMOUNT     YIELD        AMOUNT     YIELD
----------------------------------------------------------------------------------
Securities held to maturity:
  Industrial development bonds........    $   --       --        $  4.4       6.8%
  Other securities....................       0.6       --           0.6        --
----------------------------------------------------------------------------------
   TOTAL                                 $  0.6       --        $  5.0       6.0%
----------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and federal agencies..    $194.5      7.1%       $245.9       6.7%
  Mutual funds........................        --       --          43.1       5.7
  Other securities....................       5.8      3.5           6.3       3.5
----------------------------------------------------------------------------------
   TOTAL                                 $200.3      7.0%       $295.3       6.5%
==================================================================================

MATURITY DISTRIBUTION OF LOANS

The following table shows the maturity schedule of the Company's loan portfolio at December 31, 1995, net of unearned income and deferred loan fees.

=============================================================================================================
(IN THOUSANDS)                LESS THAN 1 YEAR   MORE THAN 1 TO 5 YEARS  MORE THAN 5 YEARS         TOTAL
-------------------------------------------------------------------------------------------------------------
Commercial loans:
  Floating rate..............    $  802,951         $  278,102             $   59,293            $1,140,346
  Fixed rate.................        47,105             40,543                 10,154                97,802
Real estate loans:
  Floating rate..............        61,202             49,021                 10,075               120,298
  Fixed rate.................        74,961            218,112                 40,211               333,284
Consumer loans:
  Floating rate..............           351              6,416                     --                 6,767
  Fixed rate.................            85                765                     --                   850
-------------------------------------------------------------------------------------------------------------
   TOTAL LOANS                   $  986,655         $  592,959             $  119,733            $1,699,347
-------------------------------------------------------------------------------------------------------------
 Allowance for loan losses..                                                                        (37,402)
-------------------------------------------------------------------------------------------------------------
   NET LOANS                                                                                     $1,661,945
=============================================================================================================

DEPOSITS

The following table shows the schedule of time remaining to maturity of time certificates of deposits of $100,000 and over at December 31, 1995 and 1994.

===========================================================================
(IN THOUSANDS)                                  1995                1994
---------------------------------------------------------------------------
3 months or less.......................    $  372,228          $  275,810
Over 3 through 6 months................       132,993              43,137
Over 6 through 12 months...............        33,051              23,766
Over 12 months.........................           980               1,928
---------------------------------------------------------------------------
   TOTAL                                   $  539,252          $  344,641
===========================================================================

====================================================================================================================
FINANCIAL RATIOS
-------------------------------------------------------------------------------------------------------------------
                                                               1995       1994        1993        1992       1991
-------------------------------------------------------------------------------------------------------------------
Net income as a percentage of:
   Average stockholders' equity........................        11.03%      3.46%      0.57%       4.35%     1.39%
   Average total assets................................         1.00       0.30       0.04        0.22      0.08
   Average earning assets..............................         1.14       0.35       0.05        0.25      0.08
Stockholders' equity at year-end as a percentage of:
   Total assets at year-end............................         8.19%      8.31%      6.63%       5.40%     4.62%
   Total gross loans at year-end.......................        13.43      14.38      12.56       11.12      9.62
   Total deposits at year-end..........................         9.66      10.09       7.76        6.08      5.24
Average stockholders' equity as a percentage of:
   Average total assets................................         9.04%      8.64%      7.02%       5.11%     5.46%
   Average gross loans.................................        13.64      14.11      12.54       10.16      9.16
   Average total deposits..............................        10.47      10.10       8.22        5.84      6.24
===================================================================================================================

COMMON STOCK AND STOCKHOLDER DATA

-------------------------------------------------------------------------------------------------------------------
                                                               1995       1994        1993        1992       1991
-------------------------------------------------------------------------------------------------------------------
Market price
   High for year........................................    $  22.69   $  16.97    $  12.60    $  12.00   $  12.56
   Low for year.........................................       10.58      10.70        7.40        5.80       6.39
   At year end..........................................       22.69      11.13       11.13        7.60       6.85
Dividend payout ratio...................................          --         --          --          --     173.91%
Book value at year end..................................    $  15.29   $  13.59    $  13.23    $  13.20   $  12.67
Market price/book value at year end.....................       148.4%      81.9%       84.1%       57.6%      54.1%
===================================================================================================================

The Company declared an 8% stock dividend on January 25, 1996, payable on February 23, 1996 to stockholders of record on February 15, 1996. In addition, 5% stock dividends were declared on January 24, 1995, payable February 24, 1995 to stockholders of record on February 15, 1995, on January 20, 1994, payable February 28, 1994 to stockholders of record on February 10, 1994, on January 21, 1993, payable February 26, 1993 to stockholders of record on February 5, 1993 and on January 23, 1992, payable on February 28, 1992 to stockholders of record on February 10, 1992. The ratios and amounts in the above table have been adjusted for the effect of these dividends for all periods presented.

The common stock of the Company is traded in the over-the-counter market on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol: IBAN. As of March 1, 1996, stockholders of record approximated 1,534 exclusive of individual participants in security position listings.

================================================================================

QUARTERLY DATA

The following table sets forth the range of the high and low prices for the calendar periods indicated as reported by NASDAQ.

============================================================================
                                    1995                  1994
                           -------------------------------------------------
STOCK MARKET QUOTATIONS/(1)/  HIGH       LOW       HIGH       LOW
----------------------------------------------------------------------------

First Quarter                 $15.97     $10.58    $13.44     $10.70
Second Quarter                 19.21      14.35     16.97      12.23
Third Quarter                  21.99      17.59     16.09      14.77
Fourth Quarter                 22.69      20.60     15.21      11.13
============================================================================

Quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1995 is summarized below.

==================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------
1995                                         DECEMBER 31        SEPTEMBER 30         JUNE 30       MARCH 31
------------------------------------------------------------------------------------------------------------------
Total interest income.....................     $  48,699           $  45,573       $  43,656      $  38,599
Net interest income.......................        33,751              29,595          27,963         25,064
Provision for loan losses.................         5,305               6,261           3,176          1,380
Noninterest income........................        17,227              11,178           9,379          8,436
Income before taxes.......................        13,467               7,913           7,285          5,701
------------------------------------------------------------------------------------------------------------------
NET INCOME                                     $   8,723           $   5,150       $   4,648      $   4,656
------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE/(1)/                      $    0.55           $    0.33       $    0.31      $    0.31
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
1994                                         DECEMBER 31        SEPTEMBER 30         JUNE 30       MARCH 31
------------------------------------------------------------------------------------------------------------------
Total interest income.....................     $  35,385           $  34,272       $  33,395      $  32,755
Net interest income.......................        24,665              24,437          24,720         24,570
Provision for loan losses.................         1,140               3,818           5,084          2,132
Noninterest income........................         8,905              10,842           8,312          7,823
Income before taxes.......................         4,155               2,679           1,996          1,797
------------------------------------------------------------------------------------------------------------------
NET INCOME                                     $   2,401           $   1,908       $   1,209      $   1,125
------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE/(1)/                      $    0.16           $    0.13       $    0.08      $    0.08
------------------------------------------------------------------------------------------------------------------

/(1)/ Adjusted for stock dividends declared and paid in the first quarters of 1992 - 1996.
================================================================================

================================================================================

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Non-accrual loans are included in average loans used to compute this table. The table is not presented on a tax equivalent basis as the effects are not material.


-----------------------------------------------------------------------------------------------------------------------------------
                                              1995 OVER 1994                                   1994 OVER 1993

                                                          RATE/                                           RATE/
(IN THOUSANDS)                   VOLUME        RATE      VOLUME       TOTAL       VOLUME       RATE      VOLUME       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in:
   Loans /(1)/..................$ 14,883   $ 14,978    $  2,680    $ 32,541    $  (9,209)  $  8,887    $   (515)   $   (837)
   Interest-bearing deposits
    placed with banks...........      --         --          --          --         (846)        --          --        (846)
   Trading account securities...     592        464          94       1,150       (2,406)        86         (23)     (2,343)
   Securities available for
    sale........................  (1,254)     6,792        (648)      4,890       (1,108)     3,299        (155)      2,036
   Securities held to
    maturity....................     (14)       (23)          3         (34)        (574)      (116)        222        (468)
   Federal funds sold and
    securities purchased
    under resale agreements.....    (324)     2,925         (47)      2,554       (3,261)     2,740        (989)     (1,510)
   Loans held for sale..........    (498)       487        (370)       (381)         102        (26)         (5)         71
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST INCOME     $ 13,385   $ 25,623    $  1,712    $ 40,720    $ (17,302)  $ 14,870    $ (1,465)   $ (3,897)
-----------------------------------------------------------------------------------------------------------------------------------
   Savings......................     (41)        --          --         (41)        (109)        40           3         (66)
   Money market.................    (553)     1,863         175       1,485         (345)       481         (99)         37
   Time - under $100,000........    2,540     3,493       1,074       7,107         (141)       356         117         332
   Time - $100,000 and over.....    5,953     5,515       2,288      13,756         (226)     2,314        (279)      1,809
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL DEPOSITS               $  7,899   $ 10,871    $  3,537    $ 22,307    $    (821)  $  3,191    $   (258)   $  2,112
-----------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings........    (977)     2,083        (577)        529       (1,846)     1,702        (736)       (880)
   Long-term borrowings.........    (130)        46         (13)        (97)         (97)        --          --         (97)
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE       $  6,792   $ 13,000    $  2,947    $ 22,739    $  (2,764)  $  4,893    $   (994)   $  1,135
-----------------------------------------------------------------------------------------------------------------------------------
   CHANGES IN NET INTEREST
    INCOME                      $  6,593   $ 12,623    $ (1,235)   $ 17,981    $ (14,538)  $  9,977    $   (471)   $ (5,032)
-----------------------------------------------------------------------------------------------------------------------------------

/(1)/ The rate change for interest income on loans includes a $7.2 million and a $4.9 million impact of derivative instruments for the years ended December 31, 1995 and 1994. Loans are net of unearned income and deferred loan fees.
================================================================================

================================================================================

Description of Business

IMPERIAL BANCORP: Imperial Bancorp ("the Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("the BHC Act"), as amended. The Company was incorporated under the laws of California on November 13, 1968, and has its principal executive offices at 9920 South La Cienega Boulevard, Inglewood, California 90301. The Company functions primarily as the sole stockholder of Imperial Bank ("the Bank") and the Bank's non-bank subsidiaries, and establishes general policies and activities of the operating subsidiaries.

IMPERIAL BANK: The Bank is engaged in general commercial banking at 12 banking offices located throughout California and one loan production office. The Bank, among the ten largest in California, was incorporated in 1963 under the laws of the State of California and became a subsidiary of the Company in 1969.

The Bank offers a wide variety of financial services. For business customers the Bank's services currently include: checking accounts; savings accounts; money market deposit accounts; certificates of deposit; business and real estate loans; ESOP financing; venture capital financing; SBA loans; depository of federal income, excise and withholding taxes; collection services; Mastercard and Visa depository; business account reconciliation; cash management services; automated payroll systems; accounts receivable financing; letters of credit, foreign currency exchange and trade financing; asset management services; escrow accounting system and other accounting systems. The Bank has historically devoted the major portion of its business development efforts toward customers in the medium size business range consisting of companies having annual sales of between $5 and $100 million. Additionally, the Bank has established specialized divisions to more directly serve certain market segments, such as the Entertainment Industries Group, International Banking, Asset Based Lending, Precious Metals, Title/Escrow Administration and Corporate Cash Management, Merchant Card Services, The Lewis Horwitz Organization, Special Markets, Health Care and Small Business Administration Lending. The accounts of any single depositor or affiliated group of depositors are not considered material in relation to the Bank's total deposits.

For individual customers the Bank provides: personal checking, interest checking and savings accounts; individual retirement accounts and Keogh Plans; money market deposit accounts; certificates of deposit; auto, home improvement, home equity and other types of consumer loans; traveller's checks; money transfer services; and automatic overdraft protection. While the Bank offers these retail type services, it does so primarily as an accommodation to its business oriented customers within the geographic areas served.

The Bank does not have trust powers. However, Imperial Trust Company, a subsidiary of the Bank, is licensed to operate a trust business under the laws of the State of California and operates from offices in Los Angeles, Costa Mesa and San Francisco.

The Bank is a licensed municipal securities dealer and engages in permissible underwriting and trading of municipal securities. The Bank is also licensed as an insurance agent and engages in insurance agency activities as permitted under applicable law.

As of December 31, 1995, the Bank and its subsidiaries had total assets of $2.8 billion and total deposits of $2.4 billion. Net income for 1995 was $23.1 million.

Competition - All phases of the Bank's business are highly competitive. Some of the nation's largest commercial banks are headquartered in California and maintain large branch bank networks throughout the Bank's marketing areas. These large commercial banks have substantially greater assets and resources than the Bank. A number of California banks, as well as out-of-state banks, have larger total lending limits than the Bank and perform some banking related functions which the Bank does not presently offer. For customers needing services the Bank does not directly offer, the Bank makes arrangements with correspondent institutions to provide such specialized services. In addition, the Bank and all other banks compete in making loans and obtaining deposits with a variety of other financial institutions including savings and loan institutions, thrift and loan companies, small loan companies and others.

Increased competition from foreign banks and nonbanks such as investment banking firms, insurance companies, credit unions and money market funds has intensified in recent years. In competing for banking business, including deposits and other related activities, the Company, the Bank and their affiliates employ personal contact, localized advertising, interest rate competition and availability of specialized services in order to meet the needs of various types of customers.

Monetary policy - Banking, as a business, is affected by general economic conditions, both domestic and international, as well as the monetary and fiscal policies of the United States and its agencies. In particular, the Board of Governors of the Federal Reserve System ("the Board") exerts substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. The Board's monetary policies have had a significant impact on the operating results of financial institutions in the past and are expected to continue to do so in the future.

IMPERIAL BANK SUBSIDIARIES: Imperial Trust Company, a California licensed trust company, had total assets under management and administration of approximately $6.8 billion at December 31, 1995. The Trust Company reported net income of $1.4 million for 1995.

================================================================================

Imperial Ventures, Inc. ("IVI") was organized in 1977 and is licensed as a small business investment company. IVI reported net loss of $1.1 million for 1995. As of December 31, 1995, IVI had total assets of approximately $4.0 million.

Imperial Securities Corporation ("ISC"), a registered broker dealer, engages in the purchase and resale of financial instruments to corporations, financial institutions and high net worth individuals. ISC, organized in 1993, reported net income of $0.7 million for 1995. As of December 31, 1995, ISC had total assets of $3.4 million.

Pacific Bancard Association, Inc. ("PBA") was implemented in 1994 to facilitate merchant bankcard processing activities. PBA had total assets of $0.6 million at December 31, 1995, and reported net income of $0.1 million for 1995.

NONBANK SUBSIDIARIES: In addition to the Bank and its subsidiaries, the Company has one active wholly owned direct subsidiary.

Imperial Bank Realty Company, Inc. ("Realty") holds leases on and manages certain real property occupied by the Company and the Bank. Realty is responsible for purchasing, leasing and maintaining all Bank and Company operating real properties. As of December 31, 1995, Realty's total assets approximated $0.7 million. Net income in 1995 was $0.1 million.

INVESTMENT IN IMPERIAL CREDIT INDUSTRIES, INC.: Imperial Credit Industries, Inc. ("ICII"), capitalized in late 1991, is a diversified finance company. In 1992, ICII sold 2.3 million shares of stock in an initial public offering. During the second quarter of 1993, the Bank sold 2.8 million shares of ICII common stock reducing its ownership from 72.4% at December 31, 1992, to 40.3% at December 31, 1993 and 1994. During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. In addition, ICII declared and paid a 10% stock dividend in February 1996. Combined, these events increased ICII shares held by the Company to 6.4 million. The Company's ownership percentage has dropped slightly to approximately 40.0% as a result of the exercise of employee stock options.

On February 26, 1996, ICII announced its plans to offer up to 2,000,000 shares of its common stock in an underwritten public offering. This offering would reduce the Company's ownership percentage to 35.3% if all of the proposed shares are sold. The Company has retained the services of an investment banking firm. Among other things, the role of the firm will be to assist management in evaluating strategies related to the Company's investment in ICII which maximize stockholder value.

As the Company does not exercise significant control over the operation of ICII, the results of operations are accounted for as an equity investment in the Company's consolidated financial statements.

SUPERVISION AND REGULATION: Bank holding companies, banks and their non-bank subsidiaries are extensively regulated under both federal and state law. The following is not intended to be a complete description of the statutes and regulations applicable to the Company's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions. A number of changes to laws and regulations affecting the Bank and the Company and additional legislative and regulatory changes have occurred in the past several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

Bank Holding Company - The Company is regulated under the BHC Act and as such is required to file annual reports of its operations with the Board and is subject to examination by it. The BHC Act requires, among other things, the Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% voting shares of a bank, or (iii) merge or consolidate with another bank holding company.

As contemplated by the BHC Act, numerous states have enacted laws, and nearly every state in the nation has contemplated laws, which would permit the acquisition of banks located within the state by out-of-state bank holding companies. In September 1994, full interstate banking legislation was adopted by Congress in the Riegle-Neal Interstate Banking and Branch Efficiency Act ("the Riegle-Neal Act"). Under the Riegle-Neal Act, interstate banking is allowed in three different ways: (i) effective September 1995, a bank owned by a holding company may acquire a subsidiary bank anywhere in the U.S., (ii) effective September 1995, a bank owned by a holding company may act as an agent in accepting deposits or servicing loans, and (iii) effective June 1, 1997, a bank may establish a branch or merge with a bank in another state, but only if the bank's home state permits interstate mergers and branches, and the other state has not passed a law to prohibit interstate mergers or branches. The Riegle-Neal Act is subject to certain phase in and opt out provisions.

The State of California has passed interstate banking legislation. Any out-of-state bank holding company is permitted to acquire a California bank provided that reciprocal rights are granted to California bank holding companies.

The BHC Act prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in non-banking activities. The Board is authorized to approve, among other things, a bank holding company's acquisition of control of any company engaged in activities which the Board has determined to be closely related to banking or managing or controlling banks. In making such determination, the Board is required to weigh the expected benefits of the acquisition to the public, such as greater convenience and increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of

================================================================================

resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

The Company, its non-banking subsidiaries and ICII are affiliates of the Bank within the meaning of the Federal Reserve Act. Under the Federal Reserve Act there are certain restrictions on loans by the Bank to the Company and to its non-banking affiliates and all such affiliates in the aggregate, on investments by the Bank in any affiliate's securities and on the Bank taking any affiliate's securities as collateral for loans to any borrower. The Bank is subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities and the Company and all other affiliates may be subject to such restrictions. Under the BHC Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

State Banks - The Bank is supervised by California's Superintendent of Banks ("the Superintendent"), and is a member of the Federal Deposit Insurance Corporation ("FDIC"). It is subject to the provisions of the Federal Deposit Insurance Act and to regular examinations by the Superintendent and the FDIC. The Bank is not a member of the Federal Reserve System ("Fed"), although it is subject to reserve requirements of the Fed. There are various requirements and restrictions under the laws of the State of California and of the United States affecting the Bank in its operations, and these laws and extensive administrative regulations cover many aspects of the Bank's business such as investments, branching, municipal securities and other activities, including restrictions on the nature and amount of loans which may be made. Although the Bank is governed by regulation of the Superintendent and the FDIC, the policies of the Board so permeate the banking industry as a whole, that the Bank, while not a member of the Fed, is to a large degree subject to the same policies that affect member banks.

The Bank, as a California corporation, is limited in making distribution to its stockholder, the Company, to the lessor of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes and Debentures also have restrictions on distributions. At December 31, 1995, the Bank could distribute at least $22.3 million.

The Bank is insured by the FDIC and therefore subject to its regulations. Among other things the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided authority for special assessments and required the FDIC to develop a general risk-based assessment system. Under this regulation, the amount of FDIC assessments paid by insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this new system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the BIF will incur a loss with respect to the bank, and will charge a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant. Regardless of the potential risk to the BIF, FDICIA prohibits assessment rates from falling below the assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the U.S. Treasury Department, or the 1.25% designated reserve ratio has not been met. In 1995, the 1.25% ratio was met and the assessment rate reduced to the minimum of $2,000 per year for 1996.

FDICIA also requires each insured depository institution to prepare annual financial statements in accordance with generally accepted accounting principles which must be audited by an independent public accountant. Each institution must also prepare a management report stating management's responsibility for preparing the institution's annual financial statements, for complying with designated safety and soundness laws and regulations and for other related matters. In addition, the report must contain an assessment by management of the effectiveness of internal controls and procedures over financial and regulatory reporting and of the institution's compliance with designated laws and regulations. The institution's independent public accountant must examine, attest to, and report separately on, assertions of management concerning internal controls and procedures and must apply procedures agreed to by the FDIC to test compliance by the institution with designated laws and regulations. The Bank is complying with these requirements.

FDICIA required the establishment of minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly traded shares for depository institutions and their holding companies. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. The asset quality and earnings standards must specify a maximum ratio of market value to book value for publicly traded shares. An institution which fails to meet such standards must submit a corrective action plan within 30 days.

The federal bank regulatory agencies have adopted final regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted are maximum loan-to-value ratios for land loans (65%), development loans (75%), construction loans (80-85%), loans on owner occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance), and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 family property should not exceed 30% of risk-based capital.

================================================================================

On December 21, 1993, the FDIC and other regulatory agencies issued an interagency policy statement on the allowance for loan losses ("the Policy Statement"). The Policy Statement requires that federally insured depository institutions maintain an allowance for loan losses adequate to absorb credit losses associated with the loan portfolio, including all binding commitments to lend. The Policy Statement defines an adequate allowance for regulatory purposes as a level that is no less than the sum of all expected losses with respect to classified loans and losses expected over the following twelve months with respect to all other loans, given the appropriate facts and circumstances as of the evaluation date.

The Policy Statement specified that the amount of allowance determined by the rules as described above is neither a floor nor a "safe harbor" level. However, examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by reliable evidence and that all relevant factors have been appropriately considered. This policy did not impact the level of the Company's allowance for loan losses.

In 1995, the federal bank regulatory agencies determined that the allowance for loan losses established pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("FAS 114") should be characterized as a general allowance (created against unidentified losses) rather than a specific allowance (created against identified losses). As a general allowance, the FAS 114 allowance is includable in Tier 2 capital, subject to existing regulatory capital limitations.

The Bank is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank's compliance with CRA is monitored by the FDIC, which assigns the Bank a publicly available CRA rating. An assessment of CRA compliance is required by both the FDIC and the Board in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks or bank holding companies. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria will go into effect for examinations beginning on July 1, 1997. Although management cannot predict the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects.

Capital adequacy guidelines - Risk-adjusted capital guidelines, issued by bank regulatory authorities, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. Tier I capital basically consists of common stockholders' equity and non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. The Bank's Tier I and total risk-weighted ratios at December 31, 1995 were 9.3% and 10.6%, respectively.

In addition to the risk-weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1995 was 8.6%.

The banking agencies issued a final rule which requires them to revise their risk-based capital guidelines to ensure that their standards take adequate account of interest rate risk ("IRR"). These amendments to risk-based capital guidelines had not been finalized for banks as of December 31, 1995.

PROPERTIES

The principal executive offices of the Company and the Bank are located in leased premises in the Imperial Bank Building at 9920 South La Cienega Boulevard, Inglewood, California. The leases are either long-term or contain sufficient options for extension to assure availability of the space for 10 years.

The Company leases office space for branches and subsidiaries locations with expiration dates ranging from 1996 to 2112, exclusive of renewal options. Annual rentals, net of sublease income, for all leased premises were $6,609,000 for 1995.

The Bank houses its Corporate Service Center at 2015 Manhattan Beach Boulevard, Redondo Beach, California. The property is owned by the Bank.

================================================================================

DIRECTORY

IMPERIAL BANCORP AND SUBSIDIARIES

               IMPERIAL BANCORP EXECUTIVE Offices                           IMPERIAL BANK EXECUTIVE OFFICES
               Century Boulevard at the San Diego Freeway                   Century Boulevard at the San Diego Freeway
               P. O. Box 92991                                              P. O. Box 92991
               Los Angeles, California 90009                                Los Angeles, California 90009
               (310) 417-5600                                               (310) 417-5600
               ----------------------------------------------------         --------------------------------------------------
               IMPERIAL BANK REALTY Company, Inc.                           IMPERIAL CREDITCORP
               Century Boulevard at the San Diego Freeway                   Century Boulevard at the San Diego Freeway
               P. O. Box 92991                                              P. O. Box 92991
               Los Angeles, California 90009                                Los Angeles, California 90009
               (310) 417-5600                                               (310) 417-5600
               ----------------------------------------------------         --------------------------------------------------

DIRECTORS

               GEORGE L. GRAZIADIO, JR.                                     H. WAYNE SNAVELY
               Co-Founder, Chairman of the Board, President and             Chairman and Chief Executive Officer,
               Chief Executive Officer, Imperial Bancorp;                   Imperial Credit Industries, Inc.;
               Chairman of the Board, Imperial Bank                         Director, Imperial Bancorp and Imperial Bank
               ----------------------------------------------------         --------------------------------------------------
               NORMAN P. CREIGHTON                                          DR M. NORVEL YOUNG
               President and Chief Executive Officer, Imperial Bank         Chancellor Emeritus, Pepperdine University;
               Director, Imperial Bancorp and Imperial Bank                 Director, Imperial Bancorp and Imperial Bank

               ----------------------------------------------------         --------------------------------------------------
               RICHARD K. EAMER                                             JACK H. LEYLEGIAN II
               Director, Unocal;                                            President, Leylegian Investment Management;
               Director, Imperial Bancorp and Imperial Bank                 Director, Imperial Bank

               ----------------------------------------------------         --------------------------------------------------
               G. LOUIS GRAZIADIO III                                       WILLIAM L. MACDONALD
               President, Ginarra Holdings, Inc.;                           President and Chief Executive Officer,
               Director, Imperial Bancorp                                   Compensation Resource Group;
                                                                            Director, Imperial Bank
               ----------------------------------------------------         --------------------------------------------------
               BERNARD G. LEBEAU                                            STEPHEN C. SCHOTT
               Retired Chairman of the Board, Imperial Bank;                President/Owner, Citation Homes and
               Director, Imperial Bancorp and Imperial Bank                 Co-owner/President, Oakland A's;
                                                                            Director,Imperial Bank

               ----------------------------------------------------         --------------------------------------------------
               LEE E. MIKLES
               Chairman, Mikles/Miller Management;
               Director, Imperial Bancorp and Imperial Bank

               ----------------------------------------------------

IMPERIAL BANK MANAGEMENT COMMITTEE

               NORMAN P. CREIGHTON                                          ELDON K. LLOYD
               President and Chief Executive Officer                        Executive Vice President, Chief Credit Officer
               ----------------------------------------------------         --------------------------------------------------
               WILLIAM L. CAPPS                                             DANIEL R. MATHIS
               Executive Vice President and Chief Administrative Officer    Executive Vice President
               ----------------------------------------------------         --------------------------------------------------
               RICHARD J. CASEY                                             ROBERT S. MUEHLENBECK
               Executive Vice President                                     Executive Vice President
               ----------------------------------------------------         --------------------------------------------------
               ROBERT M. FRANKO                                             J. RICHARD BARKLEY
               Executive Vice President and Chief Financial Officer         Senior Vice President and Director, Human Resources
               ----------------------------------------------------         --------------------------------------------------

================================================================================

IMPERIAL BANK REGIONAL OFFICES

               SOUTHERN CALIFORNIA                                          NORTHERN CALIFORNIA
               ----------------------------------------------------         --------------------------------------------------
               Executive Vice President:                                    Executive Vice President:
               DANIEL R. MATHIS                                             RICHARD J. CASEY
               Los Angeles Airport Regional Office                          San Francisco Regional Office
               9920 S. La Cienega Boulevard                                 456 Montgomery Street
               Inglewood, California 90301                                  San Francisco, California 94104
               (310) 417-5600                                               (415) 954-5000
               ----------------------------------------------------         --------------------------------------------------

               BEVERLY HILLS/SAN FERNANDO VALLEY                            FRESNO
               9777 Wilshire Boulevard                                      5260 N. Palm, Suite 219B - Interim Location
               Beverly Hills, California 90212                              Fresno, California 93704
               (310) 338-3100                                               (209) 436-4694
               Regional Vice President:                                     Regional Vice President:
               CHARLES H. AVIS                                              R. Gary Renner
               ----------------------------------------------------         --------------------------------------------------

               DOWNTOWN LOS ANGELES/GARMENT CENTER                          MENLO PARK
               201 N. Figueroa Street                                       2460 Sand Hill Road, Suite 102
               Los Angeles, California 90012                                Menlo Park, California 94025
               (213) 484-3700                                               (415) 233-3000
               Regional Vice President:                                     Senior Vice President/Manager:
               TIMOTHY J. NOLAN                                             EDGERTON SCOTT II - Special Markets
               ----------------------------------------------------         --------------------------------------------------

               ENTERTAINMENT INDUSTRIES GROUP                               OAKLAND
               9777 Wilshire Boulevard, 4th Floor                           1999 Harrison Street
               Beverly Hills, California 90212                              Oakland, California 94612
               (310) 338-3100                                               (510) 446-1980
               Senior Vice President/Manager:                               Regional Vice President:
               MORGAN RECTOR                                                ARLENE L. GOULD
               ----------------------------------------------------         --------------------------------------------------

               LOS ANGELES INTERNATIONAL AIRPORT                            SACRAMENTO
               9920 S. La Cienega Boulevard                                 455 Capitol Mall, Suite 400
               Inglewood, California 90301                                  Sacramento, California 95814
               (310) 417-5600                                               (916) 443-5460
               Regional Vice President:                                     Regional Vice President:
               DONALD D. DOUTHWRIGHT                                        LAWRENCE S. DANIEL
               ----------------------------------------------------         --------------------------------------------------

               ORANGE COUNTY                                                SAN FRANCISCO
               695 Town Center Drive                                        456 Montgomery Street
               Costa Mesa, California 92626                                 San Francisco, California 94104
               (714) 641-2200                                               (415) 954-5000
               Regional Vice President:                                     Regional Vice President:
               CAROLINE B. HARKINS                                          JAMES R. DALEY
               ----------------------------------------------------         --------------------------------------------------

               SAN DIEGO                                                    SANTA CLARA VALLEY
               701 "B" Street                                               226 Airport Parkway
               San Diego, California 92101                                  San Jose, California 95110
               (619) 338-1500                                               (408) 451-8500
               Regional Vice President:                                     Regional Vice President:
               JED HARRIS                                                   MICHAEL BENITO
               ----------------------------------------------------         --------------------------------------------------

================================================================================

IMPERIAL BANK SUBSIDIARIES
               IMPERIAL SECURITIES CORPORATION                              IMPERIAL TRUST COMPANY
               9920 South La Cienega Boulevard                              201 North Figueroa Street, Suite 610
               Inglewood, California 90301                                  Los Angeles, California 90012
               (310) 417-5790                                               (213) 627-5600
               President:                                                   President and Chief Executive Officer:
               Jack L. Singer                                               Michael J. Vaughan
               ----------------------------------------------------         --------------------------------------------------
               PACIFIC BANCARD ASSOCIATION, INC.                            IMPERIAL TRUST COMPANY
               2015 Manhattan Beach Boulevard                               Northern California Regional Office
               Redondo Beach, California 90278                              456 Montgomery Street
               (310) 725-4139                                               Suite 600
               President:                                                   San Francisco, California 94104
               William L. Capps                                             (415) 954-5080
               ----------------------------------------------------         --------------------------------------------------
               IMPERIAL VENTURES, INC.                                      IMPERIAL TRUST COMPANY
               9920 South La Cienega Boulevard                              Orange County Regional Office
               Inglewood, California 90301                                  695 Town Center Drive
               (310) 417-5803                                               Suite 200
               President:                                                   Costa Mesa, California 92625
               Robert S. Muehlenbeck                                        (714) 641-1142
               ----------------------------------------------------         --------------------------------------------------


STOCKHOLDER INFORMATION

               Requests for annual reports, quarterly reports and           STOCK TRANSFER AGENT AND REGISTRAR
                 SEC filings should be addressed to:                        First Interstate Bank
                                                                            707 Wilshire Boulevard, 11th Floor
               IMPERIAL BANCORP                                             Los Angeles, California 90017
               Investor Relations Department                                (800) 522-6645
               Attn: Michelle Sparks
               P. O. Box 92991
               Los Angeles, California 90009                                Independent Auditors
               (310) 338-2606                                               KPMG Peat Marwick LLP
               misparks@imperialbank.com

               Investor requests for other financial information            STOCK LISTINGS
                 should be directed to:                                     NASDAQ - IBAN*
                                                                            NASDAQ - ICII*
               IMPERIAL BANCORP
               Attn: Robert M. Franko                                       *Stock Symbol:   IBAN - Imperial Bancorp
               Executive Vice President and Chief Financial Officer                          ICII - Imperial Credit Industries, Inc.

               P. O. Box 92991
               Los Angeles, California 90009
               (310) 417-5822                                               For other information visit our World Wide Web site:
               rmfranko@imperialbank.com                                    HTTP:/WWW.IMPERIALBANK.COM


REGISTERED MARKET MAKERS /(1)/

               Bear, Stearns & Co. Inc.                                     Mayer & Schweitzer, Inc.

               Dean Witter Reynolds, Inc.                                   Merrill Lynch, Pierce, Fenner

               The First Boston Corporation                                 Oppenheimer & Co., Inc.

               Fox-Pitt, Kelton, Inc.                                       Paine Webber Inc.

               Herzog, Heine, Geduld, Inc.                                  Sherwood Securities Corp.

               Hoefer & Arnett, Incorporated                                Smith Barney Inc.

               J.J.B. Hilliard, W.L. Lyons                                  Troster Singer Corp.

               Keefe, Bruyette & Woods, Inc.                                Wedbush Morgan Securities Inc.

               Lehman Brothers Inc.

     /(1)/ Per NASDAQ as of January 31, 1996

                          [INTENTIONALLY LEFT BLANK]

================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on March 21, 1996, on its behalf by the undersigned, thereunto duly authorized.

                                                          Date
          /s/ George L. Graziadio                    March 21, 1996
          ----------------------------------
          George L. Graziadio, Jr.
          Chief Executive Officer

          /s/ Robert M. Franko                       March 21, 1996
          ----------------------------------
          Robert M. Franko
          Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 21, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

                                                          Date
          /s/ George L. Graziadio, Jr.               March 21, 1996
          --------------------------------------
          George L. Graziadio, Jr.
          Chairman of the Board, President and
          Chief Executive Officer

          /s/ Bernard G. LeBeau                      March 21, 1996
          --------------------------------------
          Bernard G. LeBeau
          Director

          /s/ Norman P. Creighton                    March 21, 1996
          --------------------------------------
          Norman P. Creighton
          Director

          /s/ G. Louis Graziadio, III                March 21, 1996
          --------------------------------------
          G. Louis Graziadio, III
          Director

          /s/ Richard K. Eamer                       March 21, 1996
          --------------------------------------
          Richard K. Eamer
          Director

          /s/ M. Norvel Young                        March 21, 1996
          --------------------------------------
          M. Norvel Young
          Director

          /s/ H. Wayne Snavely                       March 21, 1996
          --------------------------------------
          H. Wayne Snavely
          Director

          /s/ Lee E. Mikles                          March 21, 1996
          --------------------------------------
          Lee E. Mikles
          Director

================================================================================

FORM 10-K CROSS-REFERENCE INDEX

---------------------------------------------------------------------------
PART I                                                   PAGE
---------------------------------------------------------------------------
ITEM 1.        Business

                Financial Review..........................5-19

                Selected Statistical Information..........4, 6-7, 10,
                                                          15-17, 45-48

                Description of Business...................49-52

ITEM 2.         Properties................................52

ITEM 3.         Legal Proceedings.........................38

ITEM 4.         Submission of Matters to a vote of
                 security holders.........................*

                Executive Officers of the Registrant......53
---------------------------------------------------------------------------
PART II.                                                 PAGE
---------------------------------------------------------------------------
ITEM 5.        Market for Registrant's Common
                Equity and Related Stockholder
                Matters...................................4, 46-47

ITEM 6.        Selected Financial Data....................4, 46

ITEM 7.        Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations.................5-19

ITEM 8.        Financial Statements and
                Supplementary Data

               Imperial Bancorp and Subsidiaries -
                Consolidated Financial Statements.........20-23

               Notes to Consolidated
                Financial Statements......................24-43

               Independent Auditors' Report...............44

               Selected Statistical Information...........4, 6-7, 9, 10,
                                                          13, 15-17, 45-48
ITEM 9.        Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure......................*
---------------------------------------------------------------------------
PART III                                                 PAGE
---------------------------------------------------------------------------
ITEM 10.       Directors and Executive Officers
                of the Registrant.........................**

ITEM 11.       Executive Compensation.....................**

ITEM 12.       Security Ownership of Certain
                Beneficial Owners and
                Management................................**

ITEM 13.       Certain Relationships and
                Related Transactions......................**
---------------------------------------------------------------------------
PART IV+
---------------------------------------------------------------------------
ITEM 14.       Exhibits, Financial Statement
                Schedules, and Reports on
                Form 8-K

            (a)(1) Financial Statements (See Item 8 for a
                   listing of all financial statements).

               (2) Financial Statement Schedules
                   All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or notes thereto.

               (3) Exhibits.

                   Exhibit 10. Special Compensation Agreements re: George L.
                               Graziadio, Jr. and Norman P. Creighton.

                   Exhibit 11. Computation of Income Per Share.

                   Exhibit 22. Subsidiaries of Registrant.

                   Exhibit 24. Independent Auditors' Consent.

                   Exhibit 27. Financial Data Schedule

                   Exhibit 28. Undertakings.

                   Exhibit 99. Consulting Agreements.
            (b)    No reports on Form 8-K have been filed
                   during the fourth quarter of the last year.
---------------------------------------------------------------------------

 * This item is omitted because it is either inapplicable or the answer thereto is in the negative.

** Incorporated by reference from the Company's proxy statement which will be filed within 120 days of fiscal year ended December 31, 1995.

+  Exhibits listed in Part IV have been filed with the Company's 1995 10-K.

================================================================================

EXHIBIT INDEX

----------------------------------------------------------------------
 EXHIBIT NUMBER                           DESCRIPTION
---------------          ---------------------------------------------
        10               Special Compensation Agreements re: George L.
                          Graziadio, Jr. and Norman P. Creighton

        11               Computation of Income Per Share

        22               Subsidiaries of Registrant

        24               Independent Auditors' Consent

        27               Financial Data Schedule

        28               Undertakings

        99               Consulting Agreements

                          [INTENTIONALLY LEFT BLANK]