Form 10-Q
period 1996-03-31
IMPERIAL BANCORP
filed 1996-05-13
CIK 49899

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED MARCH 31, 1996


                               IMPERIAL BANCORP

             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                           95-2575576
       (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

      9920 SOUTH LA CIENEGA BOULEVARD
           INGLEWOOD, CALIFORNIA                        90301
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

Registrant's telephone number, including area code: (310) 417-5600

Commission file number: 0-7722

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK:     Number of Shares of Common Stock outstanding as of March 31,
                  1996: 14,984,221 shares.

DEBT SECURITIES:  Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                  1999. As of March 31, 1996, $4,824,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.

The Registrant has filed all reports required to be filed by Section 13 or 15(d)
 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1996

FINANCIAL REVIEW

          The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp ("the Company") and its results of operations for the three months ended March 31, 1996.

   PERFORMANCE SUMMARY

          The Company reported significantly improved earnings for the first quarter of 1996 over the same period in 1995. Net income for the first quarter rose 46% to $6,796,000, or $0.43 per share, from $4,656,000, or $0.31 per share, earned in the first quarter of 1995. Income as measured by return on average total assets was 1.07% for the three months ended March 31, 1996, as compared to 0.85% for the three months ended March 31, 1995. Return on average stockholders' equity was 11.70% for the quarter ended March 31, 1996, an increase from the 9.27% return on average stockholders' equity for the same period of 1995.

          The increase in net income in first quarter 1996 was attributable mainly to the growth in average loans from the first quarter of 1995 which resulted in an improved net interest margin and increased net interest income. Net interest income and net interest margin were $32.8 million and 5.9%, respectively, for the quarter ended March 31, 1996, as compared to $25.1 million and 5.3%, respectively, for the quarter ended March 31, 1995.

          Noninterest income for the quarter ended March 31, 1996 totaled $13.0 million, an improvement from $8.4 million for the same period of 1995. Equity in the net earnings of Imperial Credit Industries, Inc. ("ICII") improved $2.9 million from the same quarter of 1995. In addition, the Company recorded an increase in gains associated with the Company's trading activities including SBA securities trading and foreign currency exchange. Improvements in other fee based income including service charges on deposits and trust revenues from the Company's trust subsidiary, Imperial Trust Company, added $1.1 million to noninterest income in the first quarter of 1996.

          Noninterest expense amounted to $31.2 million for the quarter ended March 31, 1996 as compared to $26.4 million reported for the same period of 1995. The increase in noninterest expense for the quarter ended March 31, 1996 was primarily due to a $4.2 million increase in salary and employee benefits expense over the same period in 1995.

          Offsetting the increase in personnel costs were reductions in regulatory assessments and real estate owned ("REO") expense. Regulatory assessments for the quarter ended March 31, 1996 decreased $1.1 million from the first quarter of 1995 due to the reduction in the FDIC deposit insurance premium in late 1995. REO expenses declined $0.5 million for the first quarter of 1996 to $0.7 million as levels of REO have decreased significantly from the first quarter of 1995.

          At March 31, 1996, the Company's total assets were $2.8 billion, total loans were $1.75 billion and stockholders' equity and allowance for loan losses totaled $274 million. This compares to total assets of $2.8 billion, total loans of $1.70 billion and stockholders' equity and allowance for loan losses of $266 million at December 31, 1995 and total assets of $2.3 billion, total loans of $1.47 billion and stockholders' equity and allowance for loan losses of $242 million at March 31, 1995.

          Total deposits at March 31, 1996, amounted to $2.5 billion which included $1.2 billion, or 48%, of noninterest bearing demand deposits. This favorably compares to total deposits of $2.0 billion at March 31, 1995 which included $904 million, or 45%, of noninterest bearing demand deposits. At December 31, 1995, total deposits were $2.4 billion, including $1.1 billion, or 48%, demand deposits. The overall funding base of the Company is enhanced by a sizable level of demand deposits resulting from the
- --------------------------------------------------------------------------------
                                       2                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          Company's long standing relationships with the real estate services industry. The Company's average demand deposits and average stockholders' equity funded 46% of average total assets for the quarter ended March 31, 1996, as compared to 44% for the quarter ended March 31, 1995.

          At March 31, 1996, the allowance for loan losses amounted to $39.2 million or 2.2% of total loans as compared to $37.4 million or 2.2% of total loans at December 31, 1995. The provision for loan losses totaled $2.7 million for the quarter ended March 31, 1996, as compared to $1.4 million reported for the quarter ended March 31, 1995. Net charge-offs for the quarter ended March 31, 1996 totaled $0.9 million, a $1.0 million decrease from the levels experienced in the same quarter of 1995.

          Nonaccrual loans of $30.8 million at March 31, 1996, increased $12.2 million from March 31, 1995 and $1.9 million from year end 1995. The allowance for loan losses coverage of nonaccrual loans at March 31, 1996 approximated 127%, a slight decrease from 129% at December 31, 1995. REO of $9.7 million at March 31, 1996, decreased $12.1 million from March 31, 1995 and $0.6 million from year end 1995.

          Imperial Bank is classified "Well Capitalized" under regulatory guidelines with leverage, Tier I and total capital ratios at March 31, 1996, of 8.5%, 9.3% and 10.5%, respectively, as compared to 8.7%, 10.1% and 11.4%, respectively, the year earlier. From March 31, 1995, the 21% growth in total assets has resulted in slightly lower regulatory capital ratios.

   EARNINGS PERFORMANCE

          NET INTEREST INCOME: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the quarter ended March 31, 1996, net interest income increased to $32.8 million from $25.1 million in the same period of 1995.

          ----------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
          (IN THOUSANDS)                                       1996        1995
          ----------------------------------------------------------------------
          Interest income.................................  $48,681     $38,599
          Interest expense................................   15,869      13,535
          ----------------------------------------------------------------------
            Net interest income...........................  $32,812     $25,064
          ----------------------------------------------------------------------
          Net interest margin.............................      5.9%        5.3%
          ----------------------------------------------------------------------

          The Company's net interest margin increased to 5.9% for the first quarter of 1996 from 5.3% for the first quarter of 1995. The increased net interest income and spread resulted from the $306 million growth in average loans from the first quarter 1995 as well as the expiration of derivative financial instruments which had a negative impact on the Company's net interest margin in the first quarter of 1995. As illustrated by Tables 1 and 2 (see pages 17 and 18), the growth in the Company's loan portfolio had a greater positive impact on net interest income for quarter ended March 31, 1996 than the change in rates. Although the Company's base lending rate dropped approximately 40 basis points from period to period, the Company experienced an increase in average loan rates as it was no longer negatively impacted by its derivative financial instruments. These instruments reduced net interest income and net interest margin $3.0 million and 63 basis points, respectively, in the first quarter of 1995 while having no material impact in the first quarter of 1996.

          Concurrently, the Company's average interest-bearing liabilities, primarily time certificates of deposit ("CD"), have grown $162 million from the first quarter of 1995 in order to support loan demand. In addition, average demand deposit levels were up $154 million from the prior year as deposit inflows from the Company's real estate related customers have increased. Although CD rates have declined slightly from the first quarter of 1995, total deposit costs for the quarter ended March 31, 1996 rose 30 basis points from the prior year. This was due to the overall increase in average interest-bearing deposits and also to a change in the composition of the interest-bearing deposit portfolio; higher cost CD deposits comprised 65% of average total interest-bearing deposits in the first quarter of 1996 while making up 54% of average total interest-bearing deposits in the same period of the prior year.
- --------------------------------------------------------------------------------
                                       3                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $2.4 million and $2.0 million, respectively, for the quarters ended March 31, 1996 and 1995. The net interest margin for each period would have been 5.4% and 4.9%, respectively.

          NONINTEREST INCOME: Noninterest income amounted to $13.0 million for the first quarter of 1996 as compared to $8.4 million for the same period of 1995. The table below shows the major components of noninterest income.

          ----------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
          (IN THOUSANDS)                                         1996      1995
          ----------------------------------------------------------------------
          Service charges on deposit accounts...............  $ 1,258    $1,002
          Trust fees........................................    2,108     1,915
          Gain on origination and sale of loans.............      305       531
          Equity in net earnings (loss) of Imperial Credit
            Industries, Inc.................................    2,860       (66)
          Other service charges and fees....................    2,128     1,512
          Merchant and credit card fees.....................      439     1,439
          Gain on securities available for sale.............      229       343
          Gain on trading account securities................    1,502       707
          Other income......................................    2,154     1,053
          ----------------------------------------------------------------------
          Total                                               $12,983    $8,436
          ----------------------------------------------------------------------

          Equity in the net earnings of Imperial Credit Industries, Inc. for the quarter ended March 31, 1996 increased $2.9 million from the same period of 1995. ICII sold significantly greater volumes of loans and servicing rights during the first quarter of 1996 as it continues to transform its business focus from traditional mortgage banking to specialty finance lending. These first quarter 1996 sales resulted in net gains for ICII which grew approximately $21.2 million from the same period of 1995. As of March 31, 1996, the Company owned approximately 40% of the common stock of ICII. In April 1996, the Company sold 1.5 million shares of its investment in ICII in a public offering for $26 per share. The gross spread, or the difference between the price paid to the seller and the price at which the shares were sold was $1.36 per share. The book value of the Company's investment in ICII on the date of the sale approximated $6.20 per share.

          Excluding ICII, noninterest income for the first quarter of 1996 improved $1.6 million, or 19%, from the same period of 1995. The improvement partially results from increased gains in the Company's various trading activities: SBA securities trading income improved
          $0.6 million and foreign currency exchange income was up $0.2 million. The improvement in SBA trading gains results from the Company's wholly owned broker-dealer subsidiary, Imperial Securities Corp ("ISC") which began operations in March 1995 and thus was not a contributor in early 1995. Also, the Company recorded improvements in other fee income businesses. Trust revenues from the Company's trust subsidiary,
          Imperial Trust Company, increased $0.2 million, or 10% from the first quarter of 1995 as a result of the Trust Company's increase in assets under management and administration from $5.8 billion at March 31,
          1995 to $6.8 billion at March 31, 1996. Service charges on deposit accounts for the first quarter of 1996 have increased $0.3 million from the prior year primarily due to the $154 million increase in average demand deposits from period to period. The $0.6 million increase in other service charges and fees for the first quarter of
          1996 related to various activities, most significant of which were the following: income from leasing of precious metals improved $0.2 million, commissions related to the sale of non-proprietary mutual funds increased $0.2 million and fees related to loan processing and servicing were also up $0.2 million. These increases were all related to increased volumes in their respective operations. Other income recorded in the quarter ended March 31, 1996, improved $1.1 million over the same period of 1995. Partially responsible was a $0.2 million increase from period to period in income recognized from the exercise and sale of stock warrants. Adding to this improvement in other income was an $0.8 million appreciation of ICII stock which was contributed to a not-for-profit
- --------------------------------------------------------------------------------
                                       4                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          organization. The appreciation represents the difference between the market value and the book value of the ICII shares on the date they were donated. The Company recorded a corresponding charitable contribution expense in other expenses during the quarter (see Noninterest Expense).

          Offsetting the overall increase in noninterest income was a $1.0 million decrease in merchant and credit card fees. This decrease results from the 1995 fourth quarter sale of a portion of the Company's merchant card accounts.

          NONINTEREST EXPENSE: Noninterest expense totaled $31.2 million for the quarter ended March 31, 1996 as compared to $26.4 million for the same period in the prior year. The table below shows the major components of noninterest expense.

          ----------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
          (IN THOUSANDS)                                         1996       1995
          ----------------------------------------------------------------------
          Salary and employee benefits......................  $15,820    $11,667
          Net occupancy expense.............................    2,243      2,109
          Furniture and equipment...........................    1,139      1,238
          Data processing...................................    1,509      2,082
          Customer services.................................    2,437      2,041
          Net real estate owned expense.....................      650      1,114
          Regulatory assessments............................      187      1,270
          Professional and consulting.......................    1,623        819
          Business development..............................      992        815
          Other expense.....................................    4,624      3,264
          ----------------------------------------------------------------------
          Total                                               $31,224    $26,419
          ----------------------------------------------------------------------

          The $4.8 million increase in noninterest expenses was primarily attributable to increased salary and benefit costs experienced in the first quarter of 1996. In addition to opening a new regional banking office in Fresno to serve California's Central Valley, the Company's focus on statewide growth has centered around an investment in people resulting in a $1.6 million increase in personnel expenses for the first quarter of 1996 over the first quarter of 1995. Also, the Company adopted a second deferred compensation plan on January 1, 1996 which added approximately $1.2 million to benefit costs in the first quarter of 1996. As a result of the greater profitability realized for the first quarter of 1996 and expected through the remainder of the year, expenses related to incentive compensation for the quarter ended March 31, 1996 increased $1.0 million over the same period of the prior year. Effective January 1, 1996, the Company increased the match on its 401-K Plan which in turn increased expenses related to this plan by $0.2 million for the first quarter of 1996 over the same period of 1995.

          Service costs related to demand deposits including accounting, courier and other deposit related services increased $0.4 million from the first quarter of 1995 due to increased average demand deposit volumes during the first quarter of 1996 as these costs are a function of deposit volume and interest rates. The Company incurred higher professional and consulting fees during the first quarter of 1996. Increased consulting expenses accounted for approximately $0.4 million of the increase while legal fees were up $0.3 million. The Company retained the services of a financial advisor in late 1995 as well as outside consultants to assist in the implementation of its cost containment and revenue enhancement programs. Other expenses for the quarter ended March 31, 1996 increased $1.4 million over the same period as the prior year. This increase was primarily attributable to the $1.0 million charitable donation made in the first quarter of 1996 (see Noninterest Income). In addition, the Company realized higher amortization expense related to the deposit premium paid in early 1995 to acquire the insured deposits of Guardian Bank. This increase approximated $0.2 million for the first quarter of 1996 over the same period of 1995.

          Offsetting these increases in noninterest expense were decreases in the following components of noninterest expense. Regulatory assessments for the first quarter of 1996 decreased $1.1 million from the same period of 1995 due to a reduction in the FDIC deposit insurance premium in the third quarter of 1995. These premiums were reduced again for fiscal year 1996. Also, the Company experienced reduced data processing costs in the first quarter of 1996 which declined $0.6 million from the same
- --------------------------------------------------------------------------------
                                       5                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          period of 1995. The reduced costs were primarily the result of the fourth quarter 1995 sale of a portion of the Company's merchant card accounts as the cost to service the accounts declined $0.4 million from the quarter ended March 31, 1995. REO expenses totaled $0.7 million for the quarter ended March 31, 1996 as compared to $1.1 million in the same period of 1995. In the prior year, the Company recorded $0.5 million in provisions for REO; no provisions for REO were required in the first quarter of 1996.

          INCOME TAXES: The Company recorded income tax expense of $5.1 million for the quarter ended March 31, 1996, representing an effective tax rate of approximately 42.8%. For the same period of 1995, the Company's income tax expense and effective tax rate approximated $1.0 million and 18.3%, respectively. During the first quarter of 1995, the Company recorded a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Also in the first quarter of 1995, the Company reduced the valuation allowance on its deferred tax assets by approximately $0.4 million. Excluding this finalization of prior years tax issues and reversal of valuation allowance, the Company's effective tax rate would have been 40.4% for the first quarter of 1995.

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

          The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $926 million for the quarter ended March 31, 1996 as compared to $772 million for the same period of 1995. The Company's average demand deposits and average stockholders' equity funded 46% and 44%, respectively, of average total assets for the quarters ended March 31, 1996 and 1995.

          These funding sources are augmented by cash flow generated from payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first quarter of 1996, the Company experienced a net cash outflow from its investing activities of $53 million. This net outflow in investing activities resulted primarily from the growth in the Company's loan portfolio, an outflow of $47 million. The outflows were offset by the net $37 million provided by the Company's financing activities consisting mainly of deposit inflows including $75 million in certificates of deposit and $73 million in demand deposits, savings and money market accounts. These deposit inflows were partially offset by $112 million of outflows attributable to short-term borrowings.

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

          Each month the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on pre-tax interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact of these projected rate changes on its entire on and off-balance sheet position or any particular segment of the balance sheet.
- --------------------------------------------------------------------------------
                                       6                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          The cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At March 31, 1996, the Company maintained a positive one year gap of approximately $615 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment.

          The Company's net interest margin is sensitive to sudden large changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans are tied to the Prime rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. An analysis of the historic relationship between the Prime Rate and LIBOR shows that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment. In order to provide protection against a narrowing of the Prime Rate and LIBOR spread and reduce asset sensitivity in the event of falling interest rates, the Company entered into a series of derivative financial contracts in 1993 and 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio while retaining some positive asset sensitivity in the event of an increase in interest rates.

          Of the derivative financial contracts entered into in late 1993 and 1994, which included interest rate swaps with embedded options and associated written options, and purchased options, most expired during 1995 although some were still outstanding at year end 1995. Interest rate swaps with embedded options and a notional value of $200 million matured in the first quarter of 1996. Interest rate swaps with linked written options and a notional value of $100 million also matured in the first quarter of 1996. All of the embedded and linked options expired during 1995.

          The combined economic impact of the Company's derivative financial instruments discussed above was a $3.0 million reduction in net interest income and a 63 basis point reduction in net interest margin for the quarter ended March 31, 1995. The impact of these instruments for the quarter ended March 31, 1996 was not material.

          During 1995, the Company revised its approach as it related to protecting net interest income from a narrowing of the Prime Rate and LIBOR spread. The concerns of the spread between the two indices narrowing diminished as the Prime Rate attained the characteristics of a retail rate as opposed to those of a wholesale rate. This was evidenced in the interest rate swap markets in 1995 as the spread between Prime and LIBOR increased from approximately 217 basis points to 250 basis points. Although the Company's balance sheet remains asset sensitive, management had fewer concerns about potential compression of the Company's interest rate margin in early 1995 then it did in late 1993 and early 1994. The Company developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates.

          Based on its strategy and the general asset sensitive nature of the balance sheet, the Company purchased over the counter interest rate floors in the first quarter of 1995 to protect against a drop in interest rates. The interest rate floors, with a notional value of
          $500 million at March 31, 1996, mature in the first quarter of 1997.
          In the first quarter of 1996, the Company purchased $750 million of exchange traded interest rate floors. $500 million of the floors mature in the second quarter of 1997 with the remaining $250 million maturing in the third quarter of 1997. All of the floors provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor. The unrealized gain on the floors approximated $88,000 at March 31, 1996.
          In April 1996, the Company purchased an additional $250 million of exchange traded interest rate floors. These floors mature in the third quarter of 1997 and have a 4.0% strike price.
- --------------------------------------------------------------------------------
                                       7                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          During 1995, the Company also purchased both exchange traded and over the counter interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The exchange traded caps had a notional value of $0.8 billion at March 31, 1996 and mature at the rate of $400 million per quarter for the second and third quarters of 1996. The over the counter caps had a notional value of $100 million at March 31, 1996. These caps reset quarterly in June and September of 1996 and mature in December of 1996. All of the caps provide protection to the Company in the event that the three month LIBOR rises above the strike prices of the caps which range from 8.0% to 8.5%. The unrealized gain of both the exchange traded and over the counter caps approximated $525,000 at March 31, 1996. In the first quarter of 1996, the Company purchased additional exchange traded interest rate caps with a notional value of $1.0 billion at March 31, 1996. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps. These caps mature at the rate of $500 million per quarter during the fourth quarter of 1996 and the first quarter of 1997. There were no material unrealized gains or losses on these caps at March 31, 1996.

   ASSET QUALITY

          NONACCRUAL LOANS, RESTRUCTURED LOANS AND REAL ESTATE OWNED: Nonaccrual loans, which includes loans 90 days or more past due, totaled $30.8 million at March 31, 1996 as compared to $28.9 million at year end 1995 and $18.6 million at March 31, 1995. The increase from year end 1995 was related primarily to one commercial loan relationship approximating $4.4 million. The increase from March 31, 1995 primarily represented nonaccrual real estate loans which were up $9.4 million. Accounting for approximately 72% of this increase was a $6.8 million term loan placed on nonaccrual status in the fourth quarter of 1995. This loan is secured by a multi-family residential property in Southern California. In addition, the Company placed a $3.2 million real estate term loan secured by a single-family residential property on nonaccrual status during 1995. In this case, the borrower filed for bankruptcy protection under Chapter 11. As of March 31, 1996, the Company was awaiting a resolution from the bankruptcy court. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected.

          Restructured loans, loans outstanding whose original terms have been modified, totaled $36.0 million at March 31, 1996 as compared to $33.6 million at prior year end and $3.2 million at March 31, 1995. The increase in restructured loans from the first quarter of 1995 resulted from the modification of two real estate secured loans totaling $29.5 million in the fourth quarter of 1995. The modified loans carried market rates of interest but are classified as restructured because the Company anticipates debt forgiveness on one of the loans in return for a partial principal paydown and additional collateral and because the Company deferred a principal reduction on the other. All restructured loans were current as to principal and interest at March 31, 1996.

          Real estate owned of $9.7 million, net of a $0.6 valuation allowance, at March 31, 1996 decreased $0.6 million from year end 1995 and $12.1 million from March 31, 1995. The significant decline from the first quarter of 1995 is attributable to the Company's successful disposition of nineteen REO properties since March 31, 1995.
- --------------------------------------------------------------------------------
                                       8                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

          ----------------------------------------------------------------------------------------
                                       MARCH 31,    DEC. 31,    SEPT. 30,    JUNE 30,    MARCH 31,
          (IN THOUSANDS)                    1996        1995         1995        1995         1995
          ----------------------------------------------------------------------------------------
          Nonaccrual loans:
            Commercial loans.........    $14,766     $11,714      $ 9,308     $ 7,358      $11,954
            Real estate loans........     16,022      17,212       13,938       7,121        6,623
          ----------------------------------------------------------------------------------------
              TOTAL NONACCRUAL LOANS     $30,788     $28,926      $23,246     $14,479      $18,577
          ----------------------------------------------------------------------------------------
          RESTRUCTURED LOANS             $35,966     $33,608      $ 4,083     $ 4,097      $ 3,238
          ----------------------------------------------------------------------------------------
          Real estate owned:
            REO, gross...............    $10,377     $15,015      $17,504     $26,272      $25,138
            Less valuation allowance.       (640)     (4,686)      (4,379)     (3,381)      (3,312)
          ----------------------------------------------------------------------------------------
              REO, NET                   $ 9,737     $10,329      $13,125     $22,891      $21,826
          ----------------------------------------------------------------------------------------
                TOTAL                    $76,491     $72,863      $40,454     $41,467      $43,641
          ----------------------------------------------------------------------------------------

          At March 31, 1996, the recorded investment in impaired loans was $126.4 million, of which $30.8 million were on nonaccrual status and $32.0 million were classified as restructured loans. A significant portion, 79%, of the impaired loans were secured by real estate. Impaired loans totaling $91.7 million required a specific allowance for potential losses. The specific allowance for potential losses related to such loans was $14.1 million. The remaining $34.7 million of loans classified as impaired did not require a specific allowance for potential losses. Impaired loans averaged $123.0 million during the three months ended March 31, 1996. During the first quarter of 1996, total interest recognized on the impaired loan portfolio, on a cash basis, was $2.0 million. At March 31, 1996, $95.0 million of the impaired loans were current as to principal and interest. There were no loans classified as potential problems at March 31, 1996.

          ALLOWANCE AND PROVISION FOR LOAN LOSSES: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at March 31, 1996, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.
- --------------------------------------------------------------------------------
                                       9                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          At March 31, 1996, the allowance for loan losses amounted to $39.2 million, or 2.24% of total loans, as compared to $37.4 million, or 2.20% of total loans, at December 31, 1995 and $39.6 million, or 2.69% of total loans, at March 31, 1995. The following table summarizes changes in the allowance for loan losses.

          ------------------------------------------------------------------------------------------------------
          THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)                                     1996              1995
          ------------------------------------------------------------------------------------------------------
          BALANCE, BEGINNING OF YEAR                                                $   37,402        $   40,072
          ------------------------------------------------------------------------------------------------------
          Loans charged off:
            Commercial............................................................      (1,613)           (1,366)
            Real estate...........................................................        (293)             (800)
            Consumer..............................................................          (3)              (12)
          ------------------------------------------------------------------------------------------------------
              TOTAL LOANS CHARGED OFF                                               $   (1,909)       $   (2,178)
          ------------------------------------------------------------------------------------------------------
          Recoveries of loans previously charged off:
            Commercial............................................................         987               289
            Real estate...........................................................           1                --
            Consumer..............................................................           4                11
          ------------------------------------------------------------------------------------------------------
              TOTAL LOAN RECOVERIES                                                 $      992        $      300
          ------------------------------------------------------------------------------------------------------
          Net loans charged off...................................................        (917)           (1,878)
          Provision for loan losses...............................................       2,690             1,380
          ------------------------------------------------------------------------------------------------------
          BALANCE, END OF PERIOD                                                    $   39,175        $   39,574
          ------------------------------------------------------------------------------------------------------
          LOANS OUTSTANDING, END OF PERIOD                                          $1,746,862        $1,468,491
          ------------------------------------------------------------------------------------------------------
          AVERAGE LOANS OUTSTANDING                                                 $1,725,902        $1,419,525
          ------------------------------------------------------------------------------------------------------
          Ratio of net charge-offs to average loans...............................        0.21%(1)          0.53%(1)
          Ratio of allowance for loan losses to average loans.....................        2.27              2.79
          Ratio of allowance for loan losses to loans outstanding at March 31.....        2.24              2.69
          Ratio of allowance for loan losses to nonaccrual loans..................         127               213
          Ratio of provision for loan losses to net charge-offs...................         293                74
          ------------------------------------------------------------------------------------------------------

          (1) Annualized

          The provision for loan losses totaled $2.7 million for the quarter ended March 31, 1996 as compared to $1.4 million for the same period of 1995. Net charge-offs totaled $0.9 million for the three months ended March 31, 1996 as compared to $1.9 million in the same period of 1995. As a percentage of average loans outstanding, net charge-offs were 0.21% and 0.53%, respectively, for the quarters ended March 31, 1996 and 1995.

   CAPITAL

          Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At March 31, 1996, shareholders' equity totaled $235 million as compared to $228 million at December 31, 1995. In the first quarter of 1996, the Company recorded an additional $0.4 million of shareholders' equity from the exercise of employee stock options.

          Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at March 31, 1996 were 9.3% and 10.5%, respectively, as compared to 10.1% and 11.4%, respectively, at March
          31, 1995. The reduction in capital ratios primarily results from a 21% increase in total assets and a 121% increase in unfunded commitments with original maturities greater than one year from March 31, 1995.
- --------------------------------------------------------------------------------
                                      10                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          CAPITAL RATIOS FOR IMPERIAL BANK(1)

          ------------------------------------------------------------------------------------
          MARCH 31, (IN THOUSANDS)                                      1996           1995
          ------------------------------------------------------------------------------------
          TIER I:
            Common stockholders' equity and preferred stock(2).....  $  219,770     $  194,380
            Disallowed assets......................................      (1,766)        (2,567)
          ------------------------------------------------------------------------------------
              TIER I CAPITAL                                         $  218,004     $  191,813
          ------------------------------------------------------------------------------------
          TIER II:
            Allowance for loan losses allowable in Tier II.........      29,556         23,931
          ------------------------------------------------------------------------------------
              TOTAL RISK-BASED CAPITAL                               $  247,560     $  215,744
          ------------------------------------------------------------------------------------
          RISK-WEIGHTED BALANCE SHEET ASSETS                         $1,993,087     $1,710,560
          ------------------------------------------------------------------------------------
          Risk-weighted off-balance sheet items:
            Commitments to make or purchase loans..................     291,808        131,801
            Standby letters of credit..............................      69,717         60,643
            Other..................................................      11,668         14,045
          ------------------------------------------------------------------------------------
              TOTAL RISK-WEIGHTED OFF-BALANCE SHEET ITEMS            $  373,193     $  206,489
          ------------------------------------------------------------------------------------
          Disallowed assets........................................      (1,766)        (2,567)
          Allowance for loan losses not included in Tier II........      (9,619)       (15,643)
          ------------------------------------------------------------------------------------
              TOTAL RISK-WEIGHTED ASSETS                             $2,354,895     $1,898,839
          ------------------------------------------------------------------------------------
          Risk-based capital ratios:
            Tier I capital.........................................         9.3%          10.1%
            Total capital..........................................        10.5           11.4
            Leverage ratio.........................................         8.5            8.7
          ------------------------------------------------------------------------------------

          (1) As reported on the March 31, 1996 and 1995 FDIC Call Reports.
          (2) Excludes unrealized gain (loss) on securities available for sale.

          In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio was 8.5% at March 31, 1996 as compared to 8.7% at March 31, 1995 well in excess of regulatory requirements.

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

   NEW ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles held for use be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, FAS 121 requires that long-lived assets and certain identifiable intangibles held for disposal be reported at the lower of book value or fair value less selling costs. The Company adopted FAS 121 on January 1, 1996. The impact of adopting FAS 121 was not material to the results of operations for the three months ended March 31, 1996.

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 applies to all transactions in which the Company acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the Company's common stock price, except for the Employee Stock Ownership Plan. A new method of accounting for stock based compensation arrangements with employees is established by FAS 123. The new method is based on the fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued
          to Employees" ("APB 25"). FAS 123 does not require companies to adopt the new fair value method for purposes of preparing
- --------------------------------------------------------------------------------
                                      11                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
          their basic financial statements. Entities are allowed to either continue to use the APB 25 method or adopt the fair value method set forth in FAS 123. Companies that do not adopt the new fair value method in FAS 123 for purposes of preparing their basic financial statements are required to include pro-forma disclosures in the notes to the basic financial statements. The pro-forma disclosures should include the impact of the fair value method on net income and income per share as if FAS 123 had been adopted.

          The Company adopted FAS 123 on January 1, 1996 but management decided not to adopt the fair value method set forth in FAS 123 for purposes of accounting for its stock-based compensation.
- --------------------------------------------------------------------------------
                                      12                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                    (UNAUDITED)
          IMPERIAL BANCORP AND SUBSIDIARIES           MARCH 31,    DECEMBER 31,
          (IN THOUSANDS, EXCEPT SHARE DATA)                1996            1995
          ----------------------------------------------------------------------
          ASSETS
          Cash and due from banks..................  $  250,575      $  242,018
          Trading account securities...............      17,544          40,050
          Securities available for sale............     326,119         295,312
          Securities held to maturity (fair value
            of $4,369 and $4,975 for 1996 and
            1995, respectively)....................       4,369           4,975
          Federal funds sold and securities
            purchased under resale agreements......     401,584         425,300
          Loans held for sale (fair value of
            $6,178 and $2,842 for 1996 and 1995,
            respectively)..........................       5,705           2,648
          Loans:
            Loans, net of unearned income and
              deferred loan fees...................   1,746,862       1,699,347
            Less allowance for loan losses.........     (39,175)        (37,402)
          ----------------------------------------------------------------------
              TOTAL NET LOANS                        $1,707,687      $1,661,945
          ----------------------------------------------------------------------
          Premises and equipment, net..............      15,916          16,003
          Accrued interest receivable..............      14,576          15,284
          Real estate owned, net...................       9,737          10,329
          Income taxes receivable..................       3,414           4,008
          Investment in Imperial Credit
            Industries, Inc........................      38,765          36,126
          Other assets.............................      35,017          34,376
          ----------------------------------------------------------------------
              TOTAL ASSETS                           $2,831,008      $2,788,374
          ----------------------------------------------------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Deposits:
            Demand.................................  $1,202,618      $1,145,720
            Savings................................      16,931          15,708
            Money market...........................     450,915         435,674
            Time--under $100,000...................     237,727         227,262
            Time--$100,000 and over................     603,727         539,252
          ----------------------------------------------------------------------
              TOTAL DEPOSITS                         $2,511,918      $2,363,616
          ----------------------------------------------------------------------
          Accrued interest payable.................       3,970           5,576
          Short-term borrowings....................      47,763         159,636
          Long-term borrowings.....................       5,906           5,906
          Other liabilities........................      26,597          25,404
          ----------------------------------------------------------------------
              TOTAL LIABILITIES                      $2,596,154      $2,560,138
          ----------------------------------------------------------------------
          Stockholders' equity:
            Common stock--no par, 50,000,000
              shares authorized; 14,984,221
              shares at March 31, 1996 and
              13,821,125 shares at December 31,
              1995 issued and outstanding..........     158,614         130,780
            Unrealized gain on securities
              available for sale, net of tax.......       2,155           2,747
            Retained earnings......................      74,085          94,709
          ----------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY             $  234,854      $  228,236
          ----------------------------------------------------------------------
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                 $2,831,008      $2,788,374
          ----------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
- --------------------------------------------------------------------------------
                                      13                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

          ----------------------------------------------------------------------
          IMPERIAL BANCORP AND SUBSIDIARIES
          THREE MONTHS ENDED MARCH 31,                           (UNAUDITED)
          (IN THOUSANDS, EXCEPT PER SHARE DATA)                1996        1995
          ----------------------------------------------------------------------
          Interest income:
            Loans.........................................  $40,911     $31,154
            Trading account securities....................      631         951
            Securities available for sale.................    4,790       4,747
            Securities held to maturity...................       77          74
            Federal funds sold and securities purchased
              under resale agreements.....................    2,200       1,593
            Loans held for sale...........................       72          80
          ----------------------------------------------------------------------
              TOTAL INTEREST INCOME                         $48,681     $38,599
          ----------------------------------------------------------------------
          Interest expense:
            Deposits......................................   15,053      12,015
            Short-term borrowings.........................      718       1,370
            Long-term borrowings..........................       98         150
          ----------------------------------------------------------------------
              TOTAL INTEREST EXPENSE                        $15,869     $13,535
          ----------------------------------------------------------------------
            Net interest income...........................   32,812      25,064
            Provision for loan losses.....................    2,690       1,380
          ----------------------------------------------------------------------
              NET INTEREST INCOME AFTER PROVISION
                FOR LOAN LOSSES                             $30,122     $23,684
          ----------------------------------------------------------------------
          Noninterest income:
            Service charges on deposit accounts...........    1,258       1,002
            Trust fees....................................    2,108       1,915
            Gain on origination and sale of loans.........      305         531
            Equity in net earnings of Imperial Credit
              Industries, Inc.............................    2,860         (66)
            Other service charges and fees................    2,128       1,512
            Merchant and credit card fees.................      439       1,439
            Gain on securities available for sale.........      229         343
            Gain on trading account securities............    1,502         707
            Other income..................................    2,154       1,053
          ----------------------------------------------------------------------
              TOTAL NONINTEREST INCOME                      $12,983     $ 8,436
          ----------------------------------------------------------------------
          Noninterest expense:
            Salary and employee benefits..................   15,820      11,667
            Net occupancy expense.........................    2,243       2,109
            Furniture and equipment.......................    1,139       1,238
            Data processing...............................    1,509       2,082
            Customer services.............................    2,437       2,041
            Net real estate owned expense.................      650       1,114
            Regulatory assessments........................      187       1,270
            Professional and consulting...................    1,623         819
            Business development..........................      992         815
            Other expense.................................    4,624       3,264
          ----------------------------------------------------------------------
              TOTAL NONINTEREST EXPENSE                     $31,224     $26,419
          ----------------------------------------------------------------------
            Income before income taxes....................   11,881       5,701
            Income tax provision..........................    5,085       1,045
          ----------------------------------------------------------------------
            Net income                                      $ 6,796     $ 4,656
          ----------------------------------------------------------------------
            Net income per share                              $0.43       $0.31
          ----------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
- --------------------------------------------------------------------------------
                                      14                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

          ----------------------------------------------------------------------
          IMPERIAL BANCORP AND SUBSIDIARIES                     (UNAUDITED)
          THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)        1996          1995
          ----------------------------------------------------------------------
          Cash flows from operating activities:
            Net income.................................  $   6,796    $   4,656
            Adjustments for noncash charges (credits):
              Depreciation and amortization............       (591)         507
              Accretion of purchased loan discount.....       (161)        (570)
              Provision for loan losses................      2,690        1,380
              Provision for real estate owned..........         --          500
              Equity in net (earnings) loss of Imperial
                Credit Industries, Inc.................     (2,860)          66
              Gain on sale of real estate owned........         (3)         (45)
              Gain on sale of real property held for
                sale or investment.....................         --          (75)
              Gain on sale of premises and equipment...         --           (4)
              Gain on securities available for sale....       (229)        (343)
              Net change in trading account securities.     22,506       16,765
              Net change in loans held for sale........     (3,057)      (2,965)
              Net change in accrued interest receivable        708       (1,333)
              Net change in accrued interest payable...     (1,606)         939
              Net change in income taxes receivable....        594       (3,010)
              Net change in other liabilities..........      1,193        1,141
              Net change in other assets...............       (942)      (1,132)
          ----------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES  $  25,038    $  16,477
          ----------------------------------------------------------------------
          Cash flows from investing activities:
            Proceeds from securities held to maturity..          7            7
            Proceeds from sale of securities available
              for sale.................................    666,475      405,227
            Proceeds from maturities of securities
              available for sale.......................     40,108      300,944
            Purchase of securities available for sale..   (737,089)    (616,398)
            Net change in federal funds sold and
              securities purchased under resale
              agreements...............................     23,716       35,975
            Net change in loans........................    (46,524)     (98,398)
            Capital expenditures.......................       (877)        (944)
            Proceeds from sale of real estate owned....        860       11,736
            Proceeds from sale of real property held
              for sale or investment...................         --          309
            Proceeds from sale of premises and
              equipment...............................          --            9
          ----------------------------------------------------------------------
              NET CASH (USED IN) PROVIDED BY INVESTING
                ACTIVITIES                               $ (53,324)   $  38,467
          ----------------------------------------------------------------------
          Cash flows from financing activities:
            Net change in demand deposits, savings,
              and money market accounts................     73,362      (81,468)
            Net change in time deposits................     74,940      134,986
            Net change in short-term borrowings........   (111,873)     (92,640)
            Retirement of long-term borrowings.........         --           (7)
            Proceeds from exercise of employee stock
              options..................................        432          110
            Other......................................        (18)         (11)
          ----------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                               $  36,843    $ (39,030)
          ----------------------------------------------------------------------
              NET CHANGE IN CASH AND DUE FROM BANKS      $   8,557    $  15,914
          ----------------------------------------------------------------------
              CASH AND DUE FROM BANKS, BEGINNING OF
                YEAR                                     $ 242,018    $ 168,626
          ----------------------------------------------------------------------
              CASH AND DUE FROM BANKS, END OF PERIOD     $ 250,575    $ 184,540
          ----------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
- --------------------------------------------------------------------------------
                                      15                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

          At December 31, 1994, the Company owned 3,867,368 shares, or 40.2% of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII"). During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. In February 1996, ICII declared and paid a 10% stock dividend. Combined, these events increased shares held by the Company to 6,381,157. The Company's ownership percentage dropped slightly from 40.2% to 39.7% as a result of the exercise of employee stock options at ICII. On April 24, 1996, the Company sold 1,500,000 shares of ICII in a public offering for $26 per share. The gross spread, or the difference between the price paid to the seller and the price at which the shares were sold was $1.36 per share. The book value of the Company's investment in ICII on the date of the sale approximated $6.20 per share. As a part of that same offering, ICII sold 2,252,091 new shares to the public. After the sale of ICII shares, the book vlaue of ICII common stock approximated $8.30 per share. As such, the Company recorded a gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII.

          As a result of the offering, the Company's ownership percentage was reduced to approximately 26%. The Company does not exercise significant control over the operations of ICII and as such the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

          NOTE (3) STATEMENT OF CASH FLOWS

          The following information supplements the statement of cash flows.

          ----------------------------------------------------------------------
          MARCH 31, (IN THOUSANDS)                               1996       1995
          ----------------------------------------------------------------------
          Interest paid.....................................  $17,475    $12,596
          Taxes refunded....................................      244      1,089
          Taxes paid........................................    4,300      5,340
          Significant noncash transactions:
            Loans transferred to real estate owned..........      265      4,577
          ----------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                      16                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
   TABLE 1 - AVERAGE BALANCES, YIELDS AND RATES PAID

          The following table sets forth the average daily balances for major categories of assets, liabilities and stockholders' equity including interest-earning assets and interest-bearing liabilities and the annualized average interest rates earned and paid thereon. The yields are not presented on a tax equivalent basis as the effects are not material.

          ----------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED MARCH 31,
          ----------------------------------------------------------------------------------------------------------------------
                                                               1996                                        1995
          ----------------------------------------------------------------------------------------------------------------------
                                                             INTEREST                                    INTEREST
                                               AVERAGE        INCOME/        AVERAGE         AVERAGE      INCOME/        AVERAGE
          (IN THOUSANDS)                       BALANCE        EXPENSE         RATE %         BALANCE      EXPENSE         RATE %
          ----------------------------------------------------------------------------------------------------------------------
          Earning assets:
            Loans(1)......................  $1,725,902     $   40,911(2)         9.5%     $1,419,525     $ 31,154(2)         8.8%
            Trading account securities....      46,201            631            5.5          53,782          951            7.1
            Securities available for sale.     295,927          4,790            6.5         301,943        4,747            6.3
            Securities held to maturity...       4,372             77            7.0           6,143           74            4.8
            Federal funds sold and
              securities purchased under
              resale agreements...........     162,472          2,200            5.4         109,530        1,593            5.8
            Loans held for sale...........       3,019             72            9.5           2,877           80           11.1
          ----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST-EARNING
                ASSETS                      $2,237,893     $   48,681            8.7%     $1,893,800     $ 38,599            8.2%
          ----------------------------------------------------------------------------------------------------------------------
          Allowance for loan losses.......     (39,211)                                      (40,409)
          Cash............................     227,798                                       203,536
          Other assets....................     117,471                                       131,580
                                            ----------                                    ----------
            Total assets..................  $2,543,951                                    $2,188,507
                                            ----------                                    ----------
          Interest-bearing liabilities:
            Savings.......................  $   19,866     $      123            2.5%     $   36,488     $    225            2.5%
            Money market..................     434,500          3,152            2.9         463,710        3,109            2.7
            Time - under $100,000.........     240,356          3,519            5.9         219,207        3,289            6.0
            Time - $100,000 and over......     596,606          8,259            5.5         369,032        5,392            5.8
          ----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST-BEARING
                DEPOSITS                    $1,291,328     $   15,053            4.7%     $1,088,437     $ 12,015            4.4%
          ----------------------------------------------------------------------------------------------------------------------
            Short-term borrowings.........      56,318            718            5.1          95,095        1,370            5.8
            Long-term borrowings..........       5,906             98            6.6           8,149          150            7.4
          ----------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST-BEARING
                LIABILITIES                 $1,353,552     $   15,869            4.7%     $1,191,681     $ 13,535            4.5%
          ----------------------------------------------------------------------------------------------------------------------
          Demand deposits.................     925,778                                       771,651
          Other liabilities...............      32,368                                        24,268
          Stockholders' equity............     232,253                                       200,907
                                            ----------                                    ----------
            Total liabilities and
              stockholders' equity........  $2,543,951                                    $2,188,507
                                            ----------                                    ----------
          Net interest income/net
            interest margin...............                 $   32,812                           5.9%     $ 25,064            5.3%
                                                           -------------------------                     -----------------------
          ----------------------------------------------------------------------------------------------------------------------

          (1) Includes nonaccrual loans.
          (2) Includes net loan fees of $2,019,000 and $832,000 for the three months ended March 31, 1996 and 1995, respectively.
- --------------------------------------------------------------------------------
                                      17                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
   TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST MARGIN

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

          -----------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED MARCH 31,
          -----------------------------------------------------------------------------------------------------------
                                                                                       1996 OVER 1995
          (IN THOUSANDS)                                                  VOLUME    RATE(1)    RATE/VOLUME     TOTAL
          -----------------------------------------------------------------------------------------------------------
          Increase/(decrease) in:
            Loans, net of unearned income and deferred loan fees........   6,740      2,419         598         9,757
            Trading account securities..................................    (135)      (220)         35          (320)
            Securities available for sale...............................     (95)       132           6            43
            Securities held to maturity.................................      (4)        10          (3)            3
            Federal funds sold and securities purchased under
              resale agreements.........................................     768       (105)        (56)          607
            Loans held for sale.........................................       4        (11)         (1)           (8)
          -----------------------------------------------------------------------------------------------------------
            TOTAL INTEREST INCOME                                         $7,278     $2,225       $ 579       $10,082
          -----------------------------------------------------------------------------------------------------------
            Savings.....................................................     (41)        (2)        (59)         (102)
            Money market................................................    (197)       234           6            43
            Time - under $100,000.......................................     317        (79)         (8)          230
            Time - $100,000 and over....................................   3,300       (242)       (191)        2,867
          -----------------------------------------------------------------------------------------------------------
              TOTAL DEPOSITS                                              $3,379     $  (89)      $(252)      $ 3,038
          -----------------------------------------------------------------------------------------------------------
            Short-term borrowings.......................................    (562)      (167)         77          (652)
            Long-term borrowings........................................     (41)       (16)          5           (52)
          -----------------------------------------------------------------------------------------------------------
              TOTAL INTEREST EXPENSE                                      $2,776     $ (272)      $(170)      $ 2,334
          -----------------------------------------------------------------------------------------------------------
              CHANGES IN NET INTEREST INCOME                              $4,502     $2,497       $ 749       $ 7,748
          -----------------------------------------------------------------------------------------------------------

          (1) The rate change for interest income includes positive net impact of $3.0 million from derivative instruments for the three months ended March 31, 1996 over the three months ended March 31, 1995.
- --------------------------------------------------------------------------------
                                      18                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
   TABLE 3 - SECURITIES

          (a) Securities Held to Maturity

          The following is a summary for the major categories of securities held to maturity.

          --------------------------------------------------------------------------------------
                                                                 GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED        FAIR
          (IN THOUSANDS)                            COST         GAINS        LOSSES       VALUE
          --------------------------------------------------------------------------------------
          March 31, 1996
            Industrial development bonds.....   $  4,369       $   --          $  --    $  4,369
          --------------------------------------------------------------------------------------
            TOTAL                               $  4,369       $   --          $  --    $  4,369
          --------------------------------------------------------------------------------------
          December 31, 1995
            Industrial development bonds.....   $  4,376       $   --          $  --    $  4,376
            Other securities.................        599           --             --         599
          --------------------------------------------------------------------------------------
            TOTAL                               $  4,975       $   --          $  --    $  4,975
          --------------------------------------------------------------------------------------

          (b) Securities Available for Sale

          The following is a summary for the major categories of securities available for sale.

          --------------------------------------------------------------------------------------
                                                                 GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED        FAIR
          (IN THOUSANDS)                            COST         GAINS        LOSSES       VALUE
          --------------------------------------------------------------------------------------
          March 31, 1996
            U.S. Treasury and federal
              agencies.......................   $274,864        $3,603          $(12)   $278,455
            Mutual funds.....................     44,504            --            --      44,504
            Other securities.................      3,007           153            --       3,160
          --------------------------------------------------------------------------------------
            TOTAL                               $322,375        $3,756          $(12)   $326,119
          --------------------------------------------------------------------------------------
          December 31, 1995
            U.S. Treasury and federal
              agencies.......................   $241,649        $4,274          $ (4)   $245,919
            Mutual funds.....................     43,052            --            --      43,052
            Other securities.................      5,837           504            --       6,341
          --------------------------------------------------------------------------------------
            TOTAL                               $290,538        $4,778          $ (4)   $295,312
          --------------------------------------------------------------------------------------

          Gross realized gains and losses for the three months ended March 31, 1996, were $232,000 and $3,000, respectively. For the same period of 1995, these amounts were $408,000 and $65,000, respectively.
- --------------------------------------------------------------------------------
                                      19                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
   TABLE 4 - REAL ESTATE OWNED

          (a) REAL ESTATE OWNED BY TYPE OF PROJECT

          At March 31, 1996 and December 31, 1995, real estate owned by type of project is presented in the following table:

          ----------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
          (IN THOUSANDS)                                    1996           1995
          ----------------------------------------------------------------------
          Acquisition and land development...........    $ 2,708        $ 6,908
          Multi-family residential...................         --            162
          Single-family residential..................      1,049          1,325
          ----------------------------------------------------------------------
            TOTAL RESIDENTIAL                            $ 3,757        $ 8,395
          ----------------------------------------------------------------------
          Acquisition and land development...........      5,420          5,420
          Retail facilities..........................      1,200          1,200
          ----------------------------------------------------------------------
            TOTAL NON-RESIDENTIAL                        $ 6,620        $ 6,620
          ----------------------------------------------------------------------
              REO, GROSS                                 $10,377        $15,015
          ----------------------------------------------------------------------
          Less valuation allowance...................       (640)        (4,686)
          ----------------------------------------------------------------------
              REO, NET                                   $ 9,737        $10,329
          ----------------------------------------------------------------------

          (b) NET REAL ESTATE OWNED EXPENSE

          For the periods ended March 31, 1996 and 1995, net real estate owned expense was comprised of the following:

          ----------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
          (IN THOUSANDS)                                      1996         1995
          ----------------------------------------------------------------------
          Net gain on sale of real estate owned..........  $    (3)     $   (45)
          Valuation adjustments charged to operations....       --          500
          Direct holding costs...........................      653          659
          ----------------------------------------------------------------------
          Net real estate owned expense                    $   650      $ 1,114
          ----------------------------------------------------------------------

          The following table sets forth information regarding the Company's valuation allowance for REO.

          ----------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
          (IN THOUSANDS)                                    1996           1995
          ----------------------------------------------------------------------
          Balance, beginning of period                   $ 4,686        $ 6,475
          Provision for REO..........................         --          4,547
          REO charged off............................     (4,046)        (6,336)
          ----------------------------------------------------------------------
          BALANCE, END OF PERIOD                         $   640        $ 4,686
          ----------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                      20                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
   TABLE 5 - FINANCIAL RATIOS

          ----------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                 1996     1995
          ----------------------------------------------------------------------
          Net income as a percentage of: (1)
            Average stockholders' equity....................    11.70%    9.27%
            Average total assets............................     1.07     0.85
            Average earning assets..........................     1.21     0.98
          Average stockholders' equity as a percentage of:
            Average assets..................................     9.13%    9.18%
            Average loans...................................    13.46    14.15
            Average deposits................................    10.48    10.80
          Stockholders' equity at period end as a
            percentage of:
            Total assets at period end......................     8.30%    8.64%
            Total loans at period end.......................    13.44    13.80
            Total deposits at period end....................     9.35    10.07

          (1) Annualized
- --------------------------------------------------------------------------------
                                      21                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
EXHIBITS
PART I

   COMPUTATION OF EARNINGS PER SHARE

          Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

          During the periods ended March 31, 1996 and 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.


             THREE MONTHS ENDED MARCH 31,
          ----------------------------------
                1996             1995(1)
          ----------------   ---------------
             15,644,090        15,221,239

          (1) Adjusted for an 8% stock dividend paid in the first quarter of 1996.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               No events have transpired which would make response to this item appropriate.
- --------------------------------------------------------------------------------
                                      22                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
      ITEM 5.  OTHER INFORMATION

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

               (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the period, and no events have occurred which would require one to be filed.
- --------------------------------------------------------------------------------
                                      23                 IMPERIAL BANCORP [LOGO]

- --------------------------------------------------------------------------------
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMPERIAL BANCORP


          Dated:  May 13, 1996       By:  ROBERT M. FRANKO
                                          ----------------------------
                                          Robert M. Franko
                                          Executive Vice President and
                                          Chief Financial Officer
- --------------------------------------------------------------------------------
                                      24                 IMPERIAL BANCORP [LOGO]