Form 10-Q
period 1996-06-30
IMPERIAL BANCORP
filed 1996-08-14
CIK 49899

- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996


                                IMPERIAL BANCORP

             (Exact name of registrant as specified in its charter)

               California                                  95-2575576
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)



    9920 South La Cienega Boulevard
         Inglewood, California                               90301
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (310) 417-5600

Commission file number: 0-7722

Securities registered pursuant to Section 12(g) of the Act:

Common Stock : Number of Shares of Common Stock outstanding as of June 30, 1996:
15,135,478 shares.

Debt Securities : Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                  1999. As of June 30, 1996, $4,167,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.




The Registrant has filed all reports required to be filed by Section 13 or 15(d)
 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND SIX MONTHS ENDED JUNE 30, 1996


FINANCIAL REVIEW

          The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp (the "Company") and its results of operations for the three and six months ended June 30, 1996.

   PERFORMANCE SUMMARY

          Net income for the second quarter rose to $28.7 million, or $1.82 per share, from $4.6 million or $0.30 per share, earned in the second quarter of 1995. Income as measured by return on average total assets was 4.29% for the three months ended June 30, 1996, as compared to 0.82% for the three months ended June 30, 1995. Return on average stockholders' equity was 45.12% for the quarter ended June 30, 1996, an increase from the 9.02% return on average stockholders' equity for the same period of 1995. For the six months ended June 30, 1996, net income totaled $35.4 million as compared to $9.3 million for the same period of 1995. Return on average assets and stockholders' equity for the first half of 1996 was 2.72% and 29.16%, respectively, as compared to 0.83% and 9.14%, respectively, from the same period of 1995.

          Earnings reported for the second quarter were significantly impacted by gains realized from the sale of a portion of the Company's investment in Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII). In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. As such, the Company recorded a $10.8 million pre-tax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII. At June 30, 1996, the Company's investment in ICII approximated 4.7 million shares representing 25% ownership. In addition, the Company realized a significant increase in equity in the net earnings of ICII for second quarter 1996. In June 1996, ICII completed an offering in which it sold approximately 2.0 million shares of its subsidiary Southern Pacific Funding Corporation (NYSE-SFC) to the public. In addition to the SFC shares sold by ICII, 5.0 million new SFC shares were issued and sold to the public. The Company's share of the pre-tax gains realized by ICII as a result of this transaction approximated $8.9 million and is included in "Equity in net earnings of Imperial Credit Industries Inc."

          Also during the second quarter, the Company made a decision to discontinue Imperial Bank's (the "Bank") precious metals line of business. In doing so, the Company provided approximately $6.7 million, net of tax, for the loss from operations in the discontinued division.

          Excluding the gains associated with the Company's investment in ICII and the losses associated with the discontinued precious metals business, the Company earned approximately $8.2 million, or $0.52 per share, for the second quarter of 1996 and $14.7 million, or $0.92 per share, for the six months ended June 30, 1996. From its core operations, the Company's return on average total assets approximated 1.23% for the second quarter of 1996 and 1.13% for the first half of 1996. Return on average stockholders' equity from core operations approximated 12.91% for the second quarter and 12.09% for the first half of 1996. The increase in core earnings for the second quarter and first half of 1996 was attributable mainly to the growth in average loans from the same periods of 1995 which resulted in an improved net interest margin and increased net interest income. Net interest income and net interest margin were $34.9 million and 6.0%, respectively, for the quarter ended June 30, 1996, as compared to $27.5 million and 5.6%, respectively, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, net interest income and net interest margin were $67.1 million and 5.9%, respectively, as compared to $52.4 million and 5.5%, respectively, for the same period of 1995.

- --------------------------------------------------------------------------------
                                       2                     Imperial Bancorp

- --------------------------------------------------------------------------------
          Noninterest income for the quarter ended June 30, 1996 totaled $59.6 million, an improvement from $8.8 million for the same period of 1995. For the first half of 1996, noninterest income totaled $71.9 million as compared to $16.7 million for the first half of 1995. The increase in noninterest income for the three and six months ended June 30, 1996 was primarily attributable to the gains realized from the sale of ICII common stock and the increased equity in the net earnings of ICII. In addition, the Company recorded improvements in other fee based income including gains from the origination and sale of SBA loans, service charges on deposits and trust revenues from the Bank's trust subsidiary, Imperial Trust Company.

          Noninterest expenses amounted to $33.0 million for the quarter ended June 30, 1996 as compared to $26.5 million reported for the same period of 1995. For the six months ended June 30, 1996, noninterest expenses totaled $63.2 million as compared to $52.6 million for the same period. The increase in noninterest expense for the quarter and six months ended June 30, 1996 was primarily due to a $3.1 million and $7.1 million increase, respectively, in salary and employee benefits expense over the same periods in 1995. In addition, the Company recorded charitable donation expenses of $3.6 million in the second quarter of 1996 and $4.7 million in the first six months of 1996.

          Offsetting the increase in personnel costs and charitable donations were reductions in regulatory assessments, real estate owned ("REO") expense and data processing costs. Regulatory assessments for the quarter and six months ended June 30, 1996 decreased $1.2 million and $2.3 million, respectively, from the same periods of 1995 due to the reduction in the FDIC deposit insurance premium in late 1995. REO expenses declined $0.9 million and $1.4 million, respectively, for the second quarter and first half of 1996 as levels of REO have decreased significantly from the same periods of 1995.

          At June 30, 1996, the Company's total assets were $3.1 billion, total loans were $1.8 billion and stockholders' equity and allowance for loan losses totaled $304 million. This compares to total assets of $2.8 billion, total loans of $1.7 billion and stockholders' equity and allowance for loan losses of $266 million at December 31, 1995.

          Total deposits at June 30, 1996, amounted to $2.7 billion which included $1.3 billion, or 50%, noninterest bearing demand deposits. This favorably compares to total deposits of $2.4 billion at December 31, 1995 which included $1.1 billion, or 48%, noninterest bearing demand deposits. The overall funding base of the Company is enhanced by a sizable level of demand deposits resulting from the Company's long standing relationships with the real estate services industry. The Company's average demand deposits and average stockholders' equity funded 47% of average total assets for the six months ended June 30, 1996, as compared to 44% for the six months ended June 30, 1995.

          At June 30, 1996, the allowance for loan losses amounted to $38.5 million or 2.1% of total loans as compared to $37.4 million or 2.2% of total loans at December 31, 1995 and $38.4 million or 2.5% of total loans at June 30, 1995. The provision for loan losses for the quarter ended June 30, 1996 totaled $3.4 million as compared to $3.2 million reported for the quarter ended June 30, 1995. Net charge-offs for the quarter ended June 30, 1996 totaled $4.0 million, a $0.3 million decrease from the levels experienced in the same quarter of 1995. The provision for loan losses for the six months ended June 30, 1996 totaled $6.0 million as compared to $4.6 million reported for the six months ended June 30, 1995. Net charge-offs for the first half of 1996 totaled $4.9 million, a $1.2 million decrease from the levels experienced in the first half of 1995.

          Nonaccrual loans of $20.9 million at June 30, 1996, decreased $9.9 million from March 31, 1996 and decreased $8.1 million from year end 1995. The allowance for loan losses coverage of nonaccrual loans at June 30, 1996 approximated 185%, a decrease from 266% at June 30, 1995 and increase from 121% at December 31, 1995. REO of $7.9 million at June 30, 1996, decreased $15.0 million from June 30, 1995 and $2.4 million from year end 1995.

          Imperial Bank is classified "Well Capitalized" with leverage, Tier I and total capital ratios at June 30, 1996, of 9.2%, 10.1% and 11.4%, respectively, as compared to 8.6%, 9.8% and 11.0%, respectively, the year earlier.

- --------------------------------------------------------------------------------
                                       3 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

- --------------------------------------------------------------------------------
   EARNINGS PERFORMANCE

          Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the quarter and six months ended June 30, 1996, net interest income increased to $34.9 million and $67.1 million, respectively, from $27.5 million and $52.4 million, respectively, for the same periods of 1995.


          ----------------------------------------------------------------------
                                       Three Months Ended    Six Months Ended
                                             June 30,              June 30,
           (In Thousands)                1996       1995       1996      1995
          ----------------------------------------------------------------------
          Interest income........     $50,326    $43,234    $98,416   $81,661
          Interest expense.......      15,437     15,692     31,306    29,228
          ----------------------------------------------------------------------
          Net interest income         $34,889    $27,542    $67,110   $52,433
          ----------------------------------------------------------------------
          Net interest margin            6.0%       5.6%       5.9%      5.5%
          ----------------------------------------------------------------------

          The Company's net interest margin increased to 6.0% and 5.9% for the second quarter and first six months of 1996, respectively, from 5.6% and 5.5%, respectively, for the same periods of 1995. The increased net interest income and spread resulted from the $275 million and $291 million growth in average loans for the second quarter and first half of 1996, respectively, from the second quarter and first half of 1995. In addition, net interest income and net interest margin improved due to the expiration of derivative financial instruments which had a negative impact on the Company's net interest margin in the second quarter and first half of 1995. As illustrated by Table 1 - Average Balances, Yields and Rates Paid (see page 18) and Table 2 - Analysis of Changes in Net Interest Margin (see page 19), the growth in the Company's loan portfolio had a much greater impact on net interest income for the quarter and six months ended June 30, 1996 than the change in rates. Although the Company's average base lending rate dropped approximately 60 basis points from period to period, the Company experienced an increase in average loan rates as it was no longer negatively impacted by its derivative financial instruments. These instruments reduced net interest income and net interest margin $2.9 million and 45 basis points, respectively, in the second quarter of 1995 and $5.9 million and 52 basis points, respectively, in the first half of 1995 while having no material impact in 1996. Offsetting the increased interest income and rates recorded on loans were lower rates earned on the Company's trading and available for sale portfolios in the second quarter and first half of 1996.

          Concurrently, the Company's average interest-bearing liabilities for the second quarter of 1996, primarily time certificates of deposit ("CD"), have grown $105 million from the second quarter of 1995 in order to support loan demand. In addition, average demand deposit levels were up $235 million from the prior year as deposits inflows from the Company's real estate related customers have increased. As a result of lower interest rates, overall funding costs as a percentage of total interest-bearing liabilities have been reduced. Offsetting this decrease in rates paid is the volume increase in CDs greater than $100,000.

          In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $5.2 million and $4.0 million, respectively, for the six months ended June 30, 1996 and 1995. The net interest margin for each period would have been 5.4% and 5.0%, respectively.

- --------------------------------------------------------------------------------
                                       4        [LOGO of IMPERIAL BANCORP
                                                  APPEARS HERE           ]

- --------------------------------------------------------------------------------
          Noninterest Income: Noninterest income amounted to $59.6 million for the second quarter of 1996 as compared to $8.8 million for the same period of 1995. For the six months ended June 30, 1996, noninterest income totaled $71.9 million as compared to $16.7 million in the prior year. The table below shows the major components of noninterest income.

                                               Three months ended    Six months ended
                                                    June 30,             June 30,
          (In Thousands)                          1996       1995       1996      1995
          -------------------------------------------------------------------------------
          Service charges on deposit accounts. $ 1,236    $ 1,056    $ 2,494   $ 2,058
          Trust fees..........................   2,163      1,892      4,271     3,807
          Gain on origination and sale of
           loans..............................   1,368        429      1,673       960
          Equity in net earnings of Imperial
           Credit Industries, Inc.............  10,651      1,123     13,511     1,057
          Gain on sale of Imperial Credit
           Industries, Inc. common stock......  36,411         --     36,411        --
          Other service charges and fees......   2,205      1,577      3,997     2,954
          Merchant and credit card fees.......     597      1,575      1,036     3,014
          Gain on securities available for
           sale...............................      13        (76)       242       267
          Gain on trading account securities..     657        828      1,806     1,146
          Appreciation of donated Imperial
           Credit Industries, Inc. common
           stock..............................   2,726         --      3,505        --
          Other income........................   1,613        428      2,985     1,410

          Total............................... $59,640    $ 8,832    $71,931   $16,673
          -------------------------------------------------------------------------------

          Noninterest income reported for the second quarter was significantly impacted by gains realized from the sale of a portion of the Company's investment in ICII. In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. As such, the Company recorded a $10.8 million pre-tax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII. At June 30, 1996, the Company's investment in ICII approximated 4.7 million shares representing approximately 25% ownership. The total gains of $36.4 million related to these transactions are reflected in the consolidated Statement of Income as "Gain on sale of Imperial Credit Industries, Inc. common stock."

          In addition, the Company realized a significant increase in equity in the net earnings of ICII for the second quarter of 1996. In June 1996, ICII sold approximately 2.0 million shares of their subsidiary Southern Pacific Funding Corporation (NYSE-SFC) in connection with SFC's initial public offering of 5.0 million shares. ICII's sale of its SFC stock resulted in a pre-tax gain to ICII of $62.0 million. The Company's net equity in this gain realized by ICII approximated $8.9 million pre-tax and is included in the consolidated Statement of Income as "Equity in the net earnings of Imperial Credit Industries, Inc." Excluding the gains from the SFC transaction, the equity in net earnings of ICII increased $0.6 million and $3.6 million for the second quarter and first six months of 1996 despite the reduction in ownership percentage to approximately 25%. These increases were attributable to ICII's greater volume and higher profitability on loan sales executed through securitization transactions.

          Excluding ICII, noninterest income for the second quarter and first six months of 1996 improved $3.7 million and $5.3 million, respectively, from the same periods of 1995. This improvement partially results from $2.7 million of appreciation of ICII stock which was contributed to a charitable organization during the second quarter. The appreciation represents the difference between the market value and the book value of the ICII shares on the date they were donated. The Company recorded a corresponding charitable contribution expense in other expenses during the quarter (see Noninterest Expense). The Company made a similar donation in the first quarter of 1996 resulting in appreciation of donated stock totaling $3.5 million for the six months ended June 30, 1996.

- --------------------------------------------------------------------------------
                                       5 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

- --------------------------------------------------------------------------------
          Also, the Company recorded improvements in other fee income businesses. The Company recorded higher gains from the origination and sales of SBA loans as loan volumes have increased over the prior year. This line of business generated an additional $0.9 million and $0.7 million, respectively, to noninterest income for the quarter and six months ended June 30, 1996. Trust income from Imperial Trust Company increased $0.3 million and $0.5 million, respectively, from the second quarter and first six months of 1995 as a result of the Trust
          Company's increase in assets under management and administration. Service charges on deposit accounts for the second quarter and first six months of 1996 have increased $0.2 million and $0.4 million, respectively, from the same periods in the prior year primarily due to the increase in average demand deposits from period to period. The
          $0.6 million and $1.0 million increase, respectively, in other service charges and fees for the second quarter and first half of 1996 related to various activities, most significant of which were the following: commissions related to the sale of non-proprietary mutual funds increased $0.1 million and $0.3 million, respectively, and fees related to loan processing and servicing were also up $0.4 million and $0.6 million, respectively. These increases were all related to increased volumes in the respective operations. Other income recorded in the quarter and six months ended June 30, 1996 improved $1.2 million and $1.6 million, respectively, over the same periods of 1995. Partially responsible was a $0.4 million and $0.7 million increase, respectively, from the same periods in 1995 in income recognized from the exercise and sale of stock warrants.

          Offsetting the overall increase in noninterest income was a $1.0 million and $2.0 million decrease, respectively, in merchant and credit card fees for the quarter and six months ended June 30, 1996 from the same periods of 1995. As a result of the fourth quarter 1995 sale of a portion of the Bank's merchant card account portfolio, fee income for the second quarter and first six months of 1996 related to this line of business decreased from the same periods of 1995.

          Noninterest Expense: Noninterest expense totaled $33.0 million for the quarter ended June 30, 1996 as compared to $26.5 million for the same period in the prior year. For the six months ended June 30, 1996, noninterest expense was $63.1 million up from $52.6 million in the first half of 1995. The table below shows the major components of noninterest expense.


                                          Three months ended    Six months ended
                                                June 30,             June 30,
           (In Thousands)                   1996       1995       1996      1995
          -------------------------------------------------------------------------
          Salary and employee benefits.. $14,426    $11,350    $29,924   $22,781
          Net occupancy expense.........   2,233      2,193      4,465     4,293
          Furniture and equipment.......   1,283      1,262      2,419     2,496
          Data processing...............   1,561      1,927      3,057     4,000
          Customer services.............   2,794      1,960      5,231     4,001
          Net real estate owned expense.     298      1,214        948     2,328
          Regulatory assessments........      39      1,242        226     2,512
          Professional and consulting...   1,830      1,093      3,452     1,913
          Business development..........     739        796      1,729     1,606
          Charitable donations..........   3,627         39      4,668        65
          Other expense.................   4,157      3,446      7,031     6,572
          -------------------------------------------------------------------------
          Total......................... $32,987    $26,522    $63,150   $52,567
          -------------------------------------------------------------------------

          For both the quarter and six months ended June 30, 1996, the increase in noninterest expense was partially attributable to the charitable donations of ICII common stock made in both the first and second quarters of 1996 (see Noninterest Income).

          Excluding the impact of these donations, noninterest expense rose $2.8 million and $5.9 million, respectively, from the second quarter and first half of 1995. Primarily attributable was increased salary and benefit costs experienced in the first half of 1996. In addition to opening a new regional banking office in Fresno, California, the Company's focus on statewide growth has centered around an investment in people resulting in a $3.3 million increase in personnel expenses for the first half of 1996 over the first half of 1995. Also, the Company adopted an additional deferred compensation plan on January 1, 1996 which added approximately $1.8 million to benefit costs in the first half of 1996. As a result of the greater profitability realized for the first half of 1996 and expected through the remainder of the
          ---------------------------------------------------------------------
                                       6                [LOGO IMPERIAL BANCORP]

- --------------------------------------------------------------------------------
          year, expenses related to incentive compensation for the six months ended June 30, 1996 increased $1.5 million over the same period of the prior year. Effective January 1, 1996, the Company increased the match on its 401-K Plan which in turn increased expenses related to this plan by $0.3 million for the first half of 1996 over the same period of 1995. All of these factors were also responsible for the increase in compensation costs in the second quarter of 1996 over the same quarter of 1995.

          Service costs in the second quarter and first half of 1996 related to demand deposits including accounting, courier and other deposit related services increased $0.8 million and $1.2 million, respectively, from the same periods of 1995 due to increased average demand deposit volumes during the first half of 1996 as these costs are a function of deposit volume and interest rates. The Company incurred higher professional and consulting fees during the second quarter and first half of 1996. Increased consulting expenses in the second quarter and first six months of 1996 accounted for approximately $0.4 million and $0.8 million, respectively, of the increase while legal fee expense was up $0.4 million and $0.7 million, respectively. The Company has retained the services of outside consultants to assist in the implementation of its cost containment and revenue enhancement programs. Other expenses for the quarter and six months ended June 30, 1996 increased $0.7 million and $0.5 million, respectively, over the same periods in the prior year. The Company incurred higher amortization expense related to the deposit premium paid in early 1995 to acquire the insured deposits of Guardian Bank. This increase approximated $0.1 million and $0.3 million, respectively, for the second quarter and first half of 1996 over the same periods of 1995.

          Offsetting these increases in noninterest expense were decreases in the following components of noninterest expense. Regulatory assessments for the quarter and six months ended June 30, 1996 decreased $1.2 million and $2.3 million, respectively, from the same periods of 1995 due to a reduction in the FDIC deposit insurance premium in the third quarter of 1995. Also, the Company experienced reduced data processing costs in the second quarter and first half of 1996 which declined $0.4 million and $1.0 million, respectively, from the same periods of 1995. The reduced costs were primarily the result of the fourth quarter 1995 sale of a portion of the merchant card account portfolio as the cost to service the accounts declined $0.4 million and $0.8 million, respectively, from the quarter and six months ended June 30, 1995. REO expenses totaled $0.3 million and $0.9 million, respectively, for the quarter and six months ended June 30, 1996 a decrease of $0.9 million and $1.4 million from the same periods of 1995. In the second quarter and first half of the prior year, the Company recorded $0.5 million and $1.0 million, respectively, in provisions for REO; no provisions for REO were required in the first half of 1996.

          Income Taxes: The Company recorded income tax expense of $23.4 million and $28.4 million, respectively, for the quarter and six months ended June 30, 1996 representing effective tax rates of approximately 40.2% and 40.7%, respectively. For the same periods of 1995, the Company's income tax expense and effective tax rate approximated $2.4 million and 35.5%, respectively, and $3.3 million and 27.2%, respectively. During the first quarter of 1995, the Company recorded a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Also in the first half of 1995, the Company reduced the valuation allowance on its deferred tax assets by approximately $0.8 million. Excluding these items, the Company's effective tax rate would have been 41.6% and 41.4%, respectively, for the second quarter and first six months of 1995. At June 30, 1996, the Company had a net deferred tax receivable of $0.8 million, as compared to a $5.5 million net deferred tax receivable at December 31, 1995. The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's level of taxable income recognized by the Company in the first half of 1996 and its projection of taxable income for the remainder of 1996.

          Discontinued Operation: In the second quarter of 1996, the management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $6.7 million, net of tax, in the second quarter. This provision, in addition to all of the results of operations from this division, are reflected in the consolidated Statement of Income "(Loss) income from operations of discontinued operation, net of tax." The Company expects substantially all of the activities of the precious metals division to be ended by December 31, 1996.

- --------------------------------------------------------------------------------
                                       7              [LOGO OF IMPERIAL BANCORP]

- --------------------------------------------------------------------------------
   ASSET/LIABILITY MANAGEMENT

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

          The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $975 million for the six months ended June 30, 1996 as compared to $780 million for the same period of 1995. The Company's average demand deposits and average stockholders' equity funded 47% and 44%, respectively, of average total assets for the quarters ended June 30, 1996 and 1995.

          These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first quarter of 1996, the Company experienced a net cash outflow from its investing activities of $77 million. This net outflow in investing activities resulted primarily from the growth in the Company's loan portfolio, an outflow of $151 million. The outflows were offset by the $271 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $70 million in certificates of deposit and $222 million in demand deposits, money market and savings accounts. These deposit inflows were partially offset by $57 million of outflows attributable to short-term deposits.

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

          Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At June 30, 1996, the Company maintained a positive one year gap of approximately $610 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap positions indicate that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment.

          The Company's net interest margin is sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans, are tied to the Prime Rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's Prime based assets and LIBOR correlated liabilities. An analysis of the historic relationship between the Prime Rate and LIBOR showed that the spread between the indices narrows in an environment of rising interest rates and widens in a falling rate environment. In order to provide protection against a narrowing of the Prime Rate and LIBOR spread and reduce asset sensitivity in the event of falling

- --------------------------------------------------------------------------------
                                       8              [LOGO OF IMPERIAL BANCORP]

- --------------------------------------------------------------------------------
          interest rates, the Company entered into a series of derivative financial contracts in 1993 and 1994 to establish a balance sheet position which would provide some protection against a decrease in interest rates while providing an increasing rate asset whose characteristics would meet the objectives of the Company's asset liability policy. The purpose of the instruments was to synthetically alter the sensitivity of a portion of the Company's Prime based loan portfolio while retaining some positive asset sensitivity in the event of an increase in interest rates.

          Of the derivative financial contracts entered into in late 1993 and 1994, which included interest rate swaps with embedded options and associated written options, and purchased options, many expired during 1995 although some were still outstanding at year end 1995. Those swaps outstanding from 1995 matured in the first quarter of 1996. All of the embedded and linked options expired during 1995.

          The combined economic impact of the Company's derivative financial instruments discussed above was a reduction in net interest income and net interest margin of $2.9 million and 45 basis points, respectively, in the second quarter of 1995, and $5.9 million and 52 basis points, respectively, in the first half of 1995. The impact of these instruments for the quarter and six months ended June 30, 1996 was not material.

          During 1995, the Company revised its approach as it related to protecting net interest income from a narrowing of the Prime Rate and LIBOR spread. The concern with the spread between the two indices narrowing was reduced as the Prime Rate moved toward the characteristics of a retail rate and away from those of a wholesale rate. This was evidenced by the interest rate swap markets in 1995 as the spread between Prime and LIBOR increased from approximately 217 basis points to 250 basis points. Although the Company remains asset sensitive, management had fewer concerns about potential compression of the Company's interest rate margin in early 1995 then it did in late 1993 and early 1994. The Company developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates.

          Based on its strategy and the general asset sensitive nature of the balance sheet, the Company purchased over the counter interest rate floors in the first quarter of 1995 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at June 30, 1996, mature in the first quarter of 1997. In the first and second quarters of 1996, the Company purchased $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $500 million per quarter beginning in the second quarter of 1997. The floors maturing in the first, second and third quarter of 1997 provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain on the floors approximated $125,000 at June 30, 1996.

          During 1995, the Company also purchased both exchange traded and over the counter interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The exchange traded caps had a notional value of $0.4 billion at June 30, 1996 and mature in the third quarter of 1996. The over the counter caps had a notional value of $100 million at June 30, 1996. These caps reset in September of 1996 and mature in December of 1996. All of the caps provide protection to the Company in the event that the three month LIBOR rises above the strike prices of the caps which range from 8.0% to 8.5%. There were no material unrealized gains or losses on these caps at June 30, 1996. In the first and second quarters of 1996, the Company purchased additional exchange traded interest rate caps with a notional value of $1.0 billion at June 30, 1996. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps. These caps mature at the rate of $500 million per quarter in the fourth quarter of 1996 and the first quarter of 1997. The unrealized gains on these caps at June 30, 1996 approximated $388,000.

- --------------------------------------------------------------------------------
                                       9              [LOGO OF IMPERIAL BANCORP]

- --------------------------------------------------------------------------------
   ASSET QUALITY

          Nonaccrual loans, restructured loans and real estate owned:
          Nonaccrual loans, which includes loans 90 days or more past due, totaled $20.9 million at June 30, 1996 as compared to $28.9 million at year end 1995 and $14.5 million at June 30, 1995. The decrease from year end 1995 was related in part to charge-offs of loans on nonaccrual at year end, approximately $2.5 million, paydowns approximating $2.5 million and delinquencies which were cured, approximately $4.6 million. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected.

          Restructured loans, loans outstanding whose original terms have been modified, totaled $45.0 million at June 30, 1996 as compared to $33.6 million at prior year end and $4.1 million at June 30, 1995. The increase in restructured loans from the second quarter of 1995 resulted from the modification of two real estate secured loans totaling $29.5 million in the fourth quarter of 1995. The modified loans carried market rates of interest but are classified as restructured because the Company anticipates debt forgiveness on one of the loans in return for a partial principal paydown and additional collateral and because the Company deferred a principal reduction on the other. All restructured loans were current as to principal and interest at June 30, 1996.

          Real estate owned of $7.9 million, net of a $0.4 valuation allowance, at June 30, 1996 decreased $2.4 million from year end 1995 and $15.0 million from June 30, 1995.

          Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

          -------------------------------------------------------------------------------
                                     June 30,  March 31,  Dec. 31,  Sept. 30,   June 30,
          (In Thousands)                1996      1996       1995      1995       1995
          -------------------------------------------------------------------------------
          Nonaccrual loans:
           Commercial loans........  $10,419   $14,766    $11,714   $ 9,308    $ 7,358
           Real estate loans.......   10,434    16,022     17,212    13,938      7,121
          -------------------------------------------------------------------------------
             Total nonaccrual loans  $20,853   $30,788    $28,926   $23,246    $14,479
          -------------------------------------------------------------------------------
          Restructured loans         $44,962   $35,966    $33,608   $ 4,083    $ 4,097
          -------------------------------------------------------------------------------
          Real estate owned:
           REO, gross..............  $ 8,306   $10,377    $15,015   $17,504    $26,272
           Less valuation allowance     (366)     (640)    (4,686)   (4,379)    (3,381)
          -------------------------------------------------------------------------------
             REO, net                $ 7,940   $ 9,737    $10,329   $13,125    $22,891
          -------------------------------------------------------------------------------
               Total                 $73,755   $76,491    $72,863   $40,454    $41,467
          -------------------------------------------------------------------------------

          At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $137.3 million, of which $20.9 million were on nonaccrual status and $41.0 were classified as restructured loans. A significant portion, $108.8 million, of the impaired loans were secured by real estate. Impaired loans totaling $106.9 million required a specific allowance for potential losses. The specific allowance for potential losses related to such loans was $13.9 million. The remaining $30.4 million of loans classified as impaired did not require a specific allowance for potential losses. Impaired loans averaged $128.7 million during the six months ended June 30, 1996. During the first half of 1996, total interest recognized on the impaired loan portfolio, on a cash basis, was $4.8 million. At June 30, 1996, $108.4 million of the impaired loans were current as to principal and interest. There were no loans classified as potential problems at June 30, 1996.

          Allowance and provision for loan losses: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including

- --------------------------------------------------------------------------------
                                       10             [LOGO OF IMPERIAL BANCORP]

- --------------------------------------------------------------------------------
          general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at June 30, 1996, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

          At June 30, 1996, the allowance for loan losses amounted to $38.5 million, or 2.08% of total loans, as compared to $37.4 million, or 2.20% of total loans, at December 31, 1995 and $38.5 million, or 2.49% of total loans, at June 30, 1995. The following table summarizes changes in the allowance for loan losses.

          -------------------------------------------------------------------------------
          Six months ended June 30, (In Thousands)                     1996        1995
          -------------------------------------------------------------------------------
          Balance, beginning of year                             $   37,402  $   40,072
          -------------------------------------------------------------------------------
          Loans charged off:
           Commercial.........................................       (4,651)     (3,712)
           Real estate........................................       (1,451)     (3,501)
           Consumer...........................................          (13)        (37)
          -------------------------------------------------------------------------------
             Total loans charged off                             $   (6,115) $   (7,250)
          -------------------------------------------------------------------------------
          Recoveries of loans previously charged off:
           Commercial.........................................        1,154       1,042
           Real estate........................................           11          43
           Consumer...........................................           13          21
          -------------------------------------------------------------------------------
             Total loan recoveries                               $    1,178  $    1,106
          -------------------------------------------------------------------------------
          Net loans charged off...............................       (4,937)     (6,144)
          Provision for loan losses...........................        6,026       4,556
          Provision for loan losses of discontinued operation.           26          --
          -------------------------------------------------------------------------------
          Balance, end of period                                 $   38,517  $   38,484
          -------------------------------------------------------------------------------
          Loans outstanding, end of period                       $1,849,653  $1,544,684
          -------------------------------------------------------------------------------
          Average loans outstanding                              $1,754,963  $1,464,289
          -------------------------------------------------------------------------------
          Ratio of net charge-offs to average loans...........     0.56%/(1)/  0.84%/(1)/
          Ratio of allowance for loan losses to average loans.     2.19        2.63
          Ratio of allowance for loan losses to loans
           outstanding at June 30.............................     2.08        2.49
          Ratio of allowance for loan losses to nonaccrual
           loans..............................................     185         266
          Ratio of provision for loan losses to net charge-offs    123         74
          -------------------------------------------------------------------------------

          /(1)/ Annualized

          The provision for loan losses totaled $3.4 million and $6.0 million, respectively, for the quarter and six months ended June 30, 1996 as compared to $3.2 million and $4.6 million, respectively, for the same periods of 1995. Net charge-offs totaled $4.0 million and $4.9 million, respectively, for the three and six months ended June 30, 1996 as compared to $4.2 million and $6.1 million, respectively, in the same periods of 1995. As a percentage of average loans outstanding, annualized net charge-offs were 0.90% and 1.13%, respectively, for the three months ended June 30, 1996 and 1995 and 0.56% and 0.84%, respectively, for the six months ended June 30, 1996.

- --------------------------------------------------------------------------------
                                      11 [LOGO OF IMPERIAL BANCORP APPEARS HERE]

- --------------------------------------------------------------------------------
   CAPITAL

          Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At June 30, 1996, shareholders' equity totaled $265 million as compared to $228 million at December 31, 1995. In the first half of 1996, the Company recorded an additional $1.5 million of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of stockholders' equity, approximated $1.3 million during the first six months of 1996.

          Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action legislation, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at June 30, 1996 were 10.1% and 11.4%, respectively, as compared to 9.8% and 11.0%, respectively, at June 30, 1995.

          Capital Ratios for Imperial Bank/(1)/

          ------------------------------------------------------------------------------
          June 30, (In Thousands)                                       1996        1995
          ------------------------------------------------------------------------------
          Tier I:
           Common stockholders' equity and preferred stock/(2)/   $  248,890  $  199,537
           Disallowed assets...................................       (1,514)     (2,523)
          ------------------------------------------------------------------------------
             Tier I capital                                       $  247,376  $  197,014
          ------------------------------------------------------------------------------
          Tier II:
           Allowance for loan losses allowable in Tier II......       30,646      25,392
          ------------------------------------------------------------------------------
             Total risk-based capital                             $  278,022  $  222,406
          ------------------------------------------------------------------------------
          Risk-weighted balance sheet assets                      $2,092,578  $1,803,950
          ------------------------------------------------------------------------------
          Risk-weighted off-balance sheet items:
           Commitments to make or purchase loans...............      260,790     152,281
           Standby letters of credit...........................       82,437      59,012
           Other...............................................       15,870      18,626
          ------------------------------------------------------------------------------
             Total risk-weighted off-balance sheet items          $  359,097  $  229,919
          ------------------------------------------------------------------------------
          Disallowed assets....................................       (1,514)     (2,523)
          Allowance for loan losses not included in Tier II....       (7,871)    (13,092)
          ------------------------------------------------------------------------------
             Total risk-weighted assets                           $2,442,290  $2,018,254
          ------------------------------------------------------------------------------
          Risk-based capital ratios:
           Tier I capital......................................     10.1%       9.8%
           Total capital.......................................     11.4       11.0
           Leverage ratio......................................      9.2        8.6
          ------------------------------------------------------------------------------

          /(1)/ As reported on the June 30, 1996 and 1995 FDIC Call Reports. /(2)/ Excludes unrealized gain on securities available for sale.

          In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio was 9.2% at June 30, 1996 as compared to 8.6% at June 30, 1995 well in excess of its regulatory requirement.

   NEW ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain

- --------------------------------------------------------------------------------
                                      12              [LOGO OF IMERIAL BANCORP]

- --------------------------------------------------------------------------------
          identifiable intangibles held for use be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, FAS 121 requires that long-lived assets and certain identifiable intangibles held for disposal be reported at the lower of book value or fair value less selling costs. The Company adopted FAS 121 on January 1, 1996.
          The impact of adopting FAS 121 was not material to the results of operations for the six months ended June 30, 1996.

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 applies to all transactions in which the Company acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the Company's common stock price, except for Employee Stock Ownership Plans. A new method of accounting for stock based compensation arrangements with employees is established by FAS 123. The new method is based on the fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FAS 123 does not require companies to adopt the new fair value method for purposes of preparing their basic financial statements. Companies are allowed to either continue to use the APB 25 method or adopt the fair value method set forth in FAS 123. Companies that do not adopt the new fair value method in FAS 123 for purposes of preparing their basic financial statements are required to include pro-forma disclosures in the notes to the basic financial statements. The pro-forma disclosures should include the impact of the fair value method on net income and income per share as if FAS 123 had been adopted. The Company adopted FAS 123 on January 1, 1996 but management has decided not to adopt the fair value method set forth in FAS 123 for purposes of accounting for its stock-based compensation.

          In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, Accounting for Liabilities ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. FAS 125 includes specific provisions to deal with servicing assets or liabilities. FAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have material effect on the Company.

- --------------------------------------------------------------------------------
                                      13              [LOGO IMPERIAL BANCORP]

- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

- -------------------------------------------------------------------------------
                                                    (Unaudited)
Imperial Bancorp and Subsidiaries                    June 30,   December 31,
(In Thousands, Except Share Data)                      1996        1995
- -------------------------------------------------------------------------------
ASSETS
Cash and due from banks.........................  $  408,912   $  242,018
Trading account securities......................      73,465       40,050
Securities available for sale...................     368,059      295,312
Securities held to maturity (fair value of $4,362
 and $4,975 for 1996 and 1995, respectively)....       4,362        4,975
Federal funds sold and securities purchased under
 resale agreements..............................     280,300      425,300
Loans held for sale (fair value of $5,971 and
 $2,842 for 1996 and 1995, respectively)........       5,313        2,648
Loans:
 Loans, net of unearned income and deferred loan
  fees..........................................   1,849,653    1,699,347
 Less allowance for loan losses.................     (38,517)     (37,402)
- -------------------------------------------------------------------------------
   Total net loans                                $1,811,136   $1,661,945
- -------------------------------------------------------------------------------
Premises and equipment, net.....................      16,851       16,003
Accrued interest receivable.....................      15,233       15,284
Real estate owned, net..........................       7,940       10,329
Income taxes receivable.........................          --        4,008
Investment in Imperial Credit Industries, Inc...      49,898       36,126
Other assets....................................      39,230       34,376
- -------------------------------------------------------------------------------
   Total assets                                   $3,080,699   $2,788,374
- -------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand.........................................  $1,337,763   $1,145,720
 Savings........................................      13,649       15,708
 Money market...................................     468,002      435,674
 Time--under $100,000...........................     201,782      227,262
 Time--$100,000 and over........................     634,545      539,252
- -------------------------------------------------------------------------------
   Total deposits                                 $2,655,741   $2,363,616
- -------------------------------------------------------------------------------
Accrued interest payable........................       3,459        5,576
Income taxes payable............................       7,649           --
Short-term borrowings...........................     102,883      159,636
Long-term borrowings............................       5,249        5,906
Other liabilities...............................      40,609       25,404
- -------------------------------------------------------------------------------
   Total liabilities                              $2,815,590   $2,560,138
- -------------------------------------------------------------------------------
Stockholders' equity:
 Common stock--no par, 50,000,000 shares
  authorized; 15,135,478 shares at June 30, 1996
  and 13,821,125 shares at December 31, 1995
  issued and outstanding........................     161,006      130,780
 Unrealized gain on securities available for sale,
  net of tax....................................       1,365        2,747
 Retained earnings..............................     102,738       94,709
- -------------------------------------------------------------------------------
   Total stockholders' equity                     $  265,109   $  228,236
- -------------------------------------------------------------------------------
   Total liabilities and stockholders' equity     $3,080,699   $2,788,374
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
                                      14               [LOGO IMPERIAL BANCORP]

- -------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

            ------------------------------------------------------------------------------------------------------
                                                                           Three months ended   Six months ended
            Imperial Bancorp and Subsidiaries                                        June 30,             June 30,
            (In Thousands, Except Per Share Data) Unaudited                 1996       1995      1996      1995
            ------------------------------------------------------------------------------------------------------
            Interest income:
             Loans....................................................    $42,385    $35,193   $82,705   $66,175
             Trading account securities...............................        416      1,368     1,047     2,319
             Securities available for sale............................      5,289      4,178    10,079     8,925
             Securities held to maturity..............................         77         79       154       153
             Federal funds sold and securities purchased under resale
              agreements..............................................      2,004      2,340     4,204     3,933
             Loans held for sale......................................        155         76       227       156
            ------------------------------------------------------------------------------------------------------
               Total interest income                                      $50,326    $43,234   $98,416   $81,661
            ------------------------------------------------------------------------------------------------------
            Interest expense:
             Deposits.................................................     14,747     14,427    29,800    26,442
             Short-term borrowings....................................        599      1,110     1,317     2,481
             Long-term borrowings.....................................         91        155       189       305
            ------------------------------------------------------------------------------------------------------
               Total interest expense                                     $15,437    $15,692   $31,306   $29,228
            ------------------------------------------------------------------------------------------------------
             Net interest income......................................     34,889     27,542    67,110    52,433
             Provision for loan losses................................      3,357      3,175     6,026     4,556
            ------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses        $31,532    $24,367   $61,084   $47,877
            ------------------------------------------------------------------------------------------------------
            Noninterest income:
             Service charges on deposit accounts......................      1,236      1,056     2,494     2,058
             Trust fees...............................................      2,163      1,892     4,271     3,807
             Gain on origination and sale of loans....................      1,368        429     1,673       960
             Equity in net earnings of Imperial Credit Industries, Inc.    10,651      1,123    13,511     1,057
             Gain on sale of Imperial Credit Industries, Inc. common
              stock...................................................     36,411         --    36,411        --
             Other service charges and fees...........................      2,205      1,577     3,997     2,954
             Merchant and credit card fees............................        597      1,575     1,036     3,014
             Gain on securities available for sale....................         13        (76)      242       267
             Gain on trading account securities.......................        657        828     1,806     1,146
             Appreciation of donated Imperial Credit Industries, Inc.
              common stock............................................      2,726         --     3,505        --
             Other income.............................................      1,613        428     2,985     1,410
            ------------------------------------------------------------------------------------------------------
               Total noninterest income                                   $59,640    $ 8,832   $71,931   $16,673
            ------------------------------------------------------------------------------------------------------
            Noninterest expense:
             Salary and employee benefits.............................     14,426     11,350    29,924    22,781
             Net occupancy expense....................................      2,233      2,193     4,465     4,293
             Furniture and equipment..................................      1,283      1,262     2,419     2,496
             Data processing..........................................      1,561      1,927     3,057     4,000
             Customer services........................................      2,794      1,960     5,231     4,001
             Net real estate owned expense............................        298      1,214       948     2,328
             Regulatory assessments. .................................         39      1,242       226     2,512
             Professional and consulting..............................      1,830      1,093     3,452     1,913
             Business development.....................................        739        796     1,729     1,606
             Charitable donations.....................................      3,627         39     4,668        65
             Other expense............................................      4,157      3,446     7,031     6,572
            ------------------------------------------------------------------------------------------------------
               Total noninterest expense                                  $32,987    $26,522   $63,150   $52,567
            ------------------------------------------------------------------------------------------------------
             Income from continuing operations before income taxes....     58,185      6,677    69,865    11,983
             Income tax provision.....................................     23,418      2,379    28,418     3,257
            ------------------------------------------------------------------------------------------------------
             Net income from continuing operations                        $34,767    $ 4,298   $41,447   $ 8,726
            ------------------------------------------------------------------------------------------------------
             (Loss) income from operations of discontinued operation,
              net of tax..............................................     (6,114)       350    (5,998)      578
            ------------------------------------------------------------------------------------------------------
             Net income                                                   $28,653    $ 4,648   $35,449   $ 9,304
            ------------------------------------------------------------------------------------------------------
             Net income from continuing operations per share..........    $  2.21    $  0.28   $  2.64   $  0.57
             (Loss) income per share of discontinued operations.......    $ (0.39)   $  0.02   $ (0.38)  $  0.04
            ------------------------------------------------------------------------------------------------------
             Net income per share                                         $  1.82    $  0.30   $  2.26   $  0.61
            ------------------------------------------------------------------------------------------------------


             See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------------
                                      15                [LOGO IMPERIAL BANCORP]

- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

- --------------------------------------------------------------------------------
        Imperial Bancorp and Subsidiaries                       (Unaudited)
        Six months ended June 30, (In Thousands)             1996         1995
- --------------------------------------------------------------------------------
        Cash flows from operating activities:
           Net income...................................  $35,449       $9,304
           Adjustments for noncash charges (credits):
              Depreciation and amortization.............   (1,367)         638
              Accretion of purchased loan discount......     (183)      (1,260)
              Provision for loan losses.................    6,026        4,556
              Provision for real estate owned...........       (5)         989
              Provision for operational losses..........   10,615           --
              Equity in net earnings of Imperial Credit
               Industries, Inc..........................   (13,511)     (1,057)
              Gain on sale of Imperial Credit
               Industries, Inc. common stock............   (36,411)         --
              Gain on sale of real estate owned.........       (23)        (40)
              Gain on sale of real property held for
               sale or investment.......................        --         (75)
              Gain on sale of premises and equipment....        --          (4)
              Writedown for impairment of equity
               investment...............................        --         500
              Gain on securities available for sale.....      (242)       (267)
              Net change in trading account
               securities...............................   (33,415)      5,963
              Net change in loans held for sale.........    (2,665)       (801)
              Net change in accrued interest receivable.        51      (1,904)
              Net change in accrued interest payable....    (2,117)      1,475
              Net change in income taxes payable........    11,657      (1,724)
              Net change in other liabilities...........     4,590       3,233
              Net change in other assets................    (5,465)      3,520
        ------------------------------------------------------------------------
              Net cash (used in) provided by operating
               activities                                 $(27,016)   $ 23,046
        ------------------------------------------------------------------------
        Cash flows from investing activities:
           Net change in deposits placed with banks.....        --        (823)
           Proceeds from securities held to maturity....        14          14
           Purchase of securities held to maturity......        --        (250)
           Proceeds from sale of securities available
            for sale.................................... 1,432,242     774,005
           Proceeds from maturities of securities
            available for sale..........................    79,307     424,194
           Purchase of securities available for sale....(1,582,858) (1,040,973)
           Proceeds from sale of Imperial Credit
            Industries, Inc. common stock...............    35,079          --
           Net change in federal funds sold and
            securities purchased under resale
            agreements..................................   145,000    (178,500)
           Net change in loans..........................  (151,216)   (183,412)
           Capital expenditures.........................    (2,805)     (2,176)
           Proceeds from sale of real estate owned......     2,961      17,278
           Proceeds from sale of real property held
            for sale or investment......................        --         309
           Proceeds from sale of premises and
            equipment...................................        --           9
        ------------------------------------------------------------------------
              Net cash used in investing activities       $(42,276)  $(190,325)
        ------------------------------------------------------------------------
        Cash flows from financing activities:
           Net change in demand deposits, savings, and
            money market accounts.......................   222,312      55,420
           Net change in time deposits..................    69,813     245,664
           Net change in short-term borrowings..........   (56,753)    (68,827)
           Retirement of long-term borrowings...........      (657)        (70)
           Proceeds from exercise of employee stock
            options.....................................     1,489         578
           Other........................................       (18)        (11)
        ------------------------------------------------------------------------
              Net cash provided by financing activities   $236,186    $232,754
        ------------------------------------------------------------------------
              Net change in cash and due from banks       $166,894     $65,475
        ------------------------------------------------------------------------
              Cash and due from banks, beginning of year  $242,018    $168,626
        ------------------------------------------------------------------------
              Cash and due from banks, end of period      $408,912    $234,101
        ------------------------------------------------------------------------

        See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
                                      16              [LOGO OF IMPERIAL BANCORP]

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


          NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

          At December 31, 1994, the Company owned 3,867,368 shares, or 40.2% of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII"). During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. In February 1996, ICII declared and paid a 10% stock dividend. Combined, these events increased shares held by the Company to 6,381,157. The Company's ownership percentage dropped slightly from 40.2% to 39.7% as a result of the exercise of employee stock options at ICII. In April 1996, the Company sold 1,500,000 shares of ICII in a public offering for $26 per share. As a part of that same offering, ICII sold 2,252,091 new shares to the public. In May 1996, ICII sold an additional 562,813 new shares to the public.

          As a result of the second quarter sale and offerings, the Company's ownership percentage was reduced to approximately 25%. The Company does not exercise significant control over the operations of ICII and as such the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.


          NOTE (3) STATEMENT OF CASH FLOWS

          The following information supplements the statement of cash flows.

- -------------------------------------------------------------------------------
June 30, (In Thousands)                                       1996      1995
- -------------------------------------------------------------------------------
Interest paid............................................  $33,423   $27,753
Taxes refunded...........................................      244        --
Taxes paid...............................................   10,240     6,770
Significant noncash transactions:
   Loans transferred to real estate owned................      544    10,983
   Donation of Imperial Credit Industries, Inc.
    common stock.........................................    4,576        --
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                                      17             [LOGO OF IMPERIAL BANCORP]

TABLE 1 -
- --------------------------------------------------------------------------------
AVERAGE BALANCES, YIELDS AND RATES PAID

The following table sets forth the average daily balances for major categories of assets, liabilities and stockholders' equity including interest-earning assets and interest-bearing liabilities and the average interest rates earned and paid thereon. The yields are not presented on a tax equivalent basis as the effects are not material.

====================================================================================================================================
                                                              Three months ended June 30,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1996                              1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      Interest                          Interest
                                           Average    Income/    Average   Average      Income/      Average       Average
(In Thousands)                             Balance    Expense     Rate %   Balance      Expense       Rate %       Balance
- ------------------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans/(1)/...........................  $ 1,783,815 $ 42,385/(2)/ 9.5%   $ 1,508,567  $ 35,193/(2)/  9.4%       $ 1,754,963
  Trading account securities...........       36,175      416      4.6         72,306     1,368       7.6             41,188
  Securities available for sale........      356,493    5,289      5.9        250,290     4,178       6.7            326,210
  Securities held to maturity..........        4,365       77      7.1          6,218        79       5.1              4,369
  Federal funds sold and securities
    purchased under resale agreements..      153,223    2,004      5.2        154,814     2,340       6.0            157,847
  Loans held for sale..................        5,970      155     10.4          2,699        76      11.3              4,495
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-earning assets      $ 2,340,041 $ 50,326      8.6%   $ 1,994,894  $ 42,234       8.8%       $ 2,289,072
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses..............      (39,438)                         (40,536)                               (39,324)
Cash...................................      254,896                          196,601                                241,347
Other assets...........................      118,677                          123,705                                116,432
                                         -------------                    -------------                          -------------
  Total assets.........................  $ 2,674,176                      $ 2,274,664                            $ 2,607,527
                                         =============                    =============                          =============
Interest-bearing liabilities:
  Savings..............................  $    17,708 $    109      2.5%   $    21,309  $    134       2.5%       $    18,787
  Money market.........................      458,514    3,494      3.0        432,846     3,063       2.8            446,507
  Time-under $100,000..................      219,968    3,061      5.6        254,996     4,120       6.5            230,162
  Time-$100,000 and over...............      605,795    8,083      5.3        458,821     7,110       6.2            601,201
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing deposits    $ 1,301,985 $ 14,747      4.5%   $ 1,167,972  $ 14,427       4.9%       $ 1,296,657
- ------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings................       48,920      599      4.9         75,055     1,110       5.9             52,619
  Long-term borrowings.................        5,490       91      6.6          8,109       155       7.6              5,698
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing liabilities $ 1,336,395 $ 15,437      4.6%   $ 1,251,136  $ 15,692       5.0%       $ 1,354,974
- ------------------------------------------------------------------------------------------------------------------------------------
Demand deposits........................    1,023,150                          788,540                                974,569
Other liabilities......................       40,629                           28,755                                 34,848
Stockholders' equity...................      254,002                          206,233                                243,136
                                         -------------                    -------------                          -------------
  Local liabilities and
    stockholders' equity...............  $ 2,674,176                      $ 2,274,664                            $ 2,607,527
                                         =============                    =============                          =============
Net interest income/net interest margin              $ 34,889      6.0%                $ 27,542       5.6%
                                                     =====================             =========================
====================================================================================================================================
====================================================================================================================================
                                                   Six months ended June 30,
- ------------------------------------------------------------------------------------------------------------------------------------
                                          1996                                  1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                          Interest                              Interest
                                          Income/    Average      Average       Income/       Average
(In Thousands)                            Expense     Rate %      Balance       Expense        Rate%
- ------------------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans/(1)/...........................  $    82,705/(2)/9.4%    $ 1,464,289   $    66,175/(2)/   9.1%
  Trading account securities...........        1,047     5.1        63,095         2,319        7.4
  Securities available for sale........       10,079     6.2       275,974         8,925        6.5
  Securities held to maturity..........          154     7.0         6,181           153        5.0
  Federal funds sold and securities
    purchased under resale agreements..        4,204     5.3       132,297         3,933        5.9
  Loans held for sale..................          227    10.1         2,787           156       11.2
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-earning assets      $    98,416     8.6%  $ 1,944,623   $    81,661        8.5%
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses..............                            (40,471)
Cash...................................                            200,049
Other assets...........................                            127,624
                                                               -------------
  Total assets.........................                        $ 2,231,825
                                                               =============
Interest-bearing liabilities:
  Savings..............................  $       232     2.5%  $    28,857   $       359        2.5%
  Money market.........................        6,646     3.0       448,193         6,172        2.8
  Time-under $100,000..................        6,580     5.7       237,201         7,409        6.2
  Time-$100,000 and over...............       16,342     5.4       414,175        12,502        6.0
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing deposits    $    29,800     4.6%  $ 1,128,426   $    26,442        4.7%
- ------------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings................        1,317     5.0        85,020         2,481        5.8
  Long-term borrowings.................          189     6.6         8,129           305        7.5
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing liabilities $    31,306     4.6%  $ 1,221,575   $    29,228        4.8%
- ------------------------------------------------------------------------------------------------------------------------------------
Demand deposits...................................                 780,142
Other liabilities.................................                  26,522
Stockholders' equity..............................                 203,586
                                                               -------------
  Local liabilities and stockholders' equity......             $ 2,231,825
                                                               =============
Net interest income/net interest margin
                                          $   67,110     5.9%                $    52,433        5.5%
                                          ====================               =========================
====================================================================================================================================


1) Includes nonaccrual loans.
2) Includes net loan fees of $4.4 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively, and $1.4 million and $1.2 million for the three months ended June 30, 1996 and 1995, respectively.

- --------------------------------------------------------------------------------
                                     18

- -------------------------------------------------------------------------------

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

            -----------------------------------------------------------------------------------------------------
                                            Three months ended June 30,          Six months ended June 30,
            -----------------------------------------------------------------------------------------------------
                                                   1996 Over 1995                      1996 Over 1995
                                                            Rate/                               Rate/
            (In Thousands)               Volume  Rate       Volume   Total   Volume  Rate       Volume    Total
            -----------------------------------------------------------------------------------------------------
            Increase/(decrease) in:
             Loans, net of unearned
              income and deferred loan
              fees . . . . . . . . . .    6,468      394       330    7,192  13,226    2,381       923    16,530
             Trading account securities    (704)    (549)      301     (952)   (811)    (731)      270    (1,272)
             Securities available for
              sale . . . . . . . . . .    1,779     (479)     (189)   1,111   1,633     (442)      (37)    1,154
             Securities held to
              maturity . . . . . . . .      (23)      30        (9)      (2)    (44)      34        11         1
             Federal funds sold and
              securities purchased
              under resale agreements.      (24)    (297)      (15)    (336)    754     (379)     (104)      271
             Loans held for sale . . .       92       (6)       (7)      79      96      (15)      (10)       71
            -----------------------------------------------------------------------------------------------------
             Total interest income      $ 7,588  $  (907)    $ 411  $ 7,092 $14,854    $ 848   $ 1,053   $16,755
            -----------------------------------------------------------------------------------------------------
             Savings . . . . . . . . .      (41)      (2)       18      (25)   (123)      (4)       --      (127)
             Money market. . . . . . .      180      268       (17)     431     (24)     396       102       474
             Time - under $100,000 . .     (569)    (595)      105   (1,059)   (218)    (572)      (39)     (829)
             Time - $100,000 and over     2,278     (990)     (315)     973   5,611   (1,167)     (604)    3,840
            -----------------------------------------------------------------------------------------------------
               Total deposits           $ 1,848  $(1,319)    $(209) $   320 $ 5,246  $(1,347)   $ (541)  $ 3,358
            -----------------------------------------------------------------------------------------------------
             Short-term borrowings . .     (385)    (188)       63     (511)   (940)    (338)      114    (1,164)
             Long-term borrowings. . .      (50)     (20)        5      (64)    (91)     (35)       10      (116)
            -----------------------------------------------------------------------------------------------------
               Total interest expense   $ 1,413  $(1,527)    $(141) $  (255) $4,215  $(1,720)   $ (417)  $ 2,078
            -----------------------------------------------------------------------------------------------------
               Changes in net interest
                income                  $ 6,175  $   620     $ 552  $ 7,347 $10,639  $ 2,568    $1,470   $14,677
            -----------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                      19            [LOGO OF IMPERIAL BANCORP]

- ----------------------------------------------------------------------------
 TABLE 3 - SECURITIES

          (a) Securities Held to Maturity

          The following is a summary for the major categories of securities held to maturity.

                                                           Gross       Gross
                                           Amortized  Unrealized  Unrealized     Fair
          (In Thousands)                        Cost       Gains      Losses    Value
          ----------------------------------------------------------------------------
          June 30, 1996
           Industrial development bonds... $   4,362  $       --  $       --  $ 4,362
          ----------------------------------------------------------------------------
           Total.......................... $   4,362  $       --  $       --  $ 4,362
          ----------------------------------------------------------------------------
          December 31, 1995
           Industrial development bonds... $   4,376  $       --  $       --  $ 4,376
           Other securities...............       599          --          --      599
          ----------------------------------------------------------------------------
           Total.......................... $   4,975  $       --  $       --  $ 4,975
          ----------------------------------------------------------------------------

          (b) Securities Available for Sale

          The following is a summary for the major categories of securities available for sale.

          ----------------------------------------------------------------------------------------
                                                                   Gross       Gross
                                                   Amortized  Unrealized  Unrealized       Fair
          (In Thousands)                                Cost       Gains      Losses      Value
          ----------------------------------------------------------------------------------------
          June 30, 1996
           U.S. Treasury and federal agencies..... $ 322,814  $    2,295  $       (6) $ 325,103
           Mutual funds...........................    39,634          --          --     39,634
           Other securities.......................     3,246          76          --      3,322
          ----------------------------------------------------------------------------------------
           Total                                   $ 365,694  $    2,371  $       (6) $ 368,059
          ----------------------------------------------------------------------------------------
          December 31, 1995
           U.S. Treasury and federal agencies..... $ 241,649  $    4,274  $       (4) $ 245,919
           Mutual funds...........................    43,052          --          --     43,052
           Other securities.......................     5,837         504          --      6,341
          ----------------------------------------------------------------------------------------
           Total                                   $ 290,538  $    4,778  $       (4) $ 295,312
          ----------------------------------------------------------------------------------------

          Gross realized gains and losses for the three months ended June 30, 1996, were $39,000 and $26,000, respectively. For the same period of 1995, these amounts were $10,000 and $86,000, respectively. For the six months ended June 30, 1996, gross realized gains and losses were $272,000 and $30,000, respectively, as compared to $417,000 and $150,000, respectively, for the same period of 1995.


- -----------------------------------------------------------------------------

                                      20              [LOGO OF IMPERIAL BANCORP]

- -----------------------------------------------------------------------------
 TABLE 4 - REAL ESTATE OWNED


          (a) Real Estate Owned by Type of Project

          At June 30, 1996 and December 31, 1995, real estate owned by type of project is presented in the following table:

        ----------------------------------------------------------------------------
                                                       June 30,      December 31,
         (In Thousands)                                    1996              1995
        ----------------------------------------------------------------------------
        Acquisition and land development..........   $   2,708          $  6,908
        Multi-family residential..................          --               162
        Single-family residential.................         433             1,325
        ----------------------------------------------------------------------------
         Total residential                           $   3,141          $  8,395
        ----------------------------------------------------------------------------
        Acquisition and land development..........       5,165             5,420
        Retail facilities.........................          --             1,200
        ----------------------------------------------------------------------------
         Total non-residential                       $   5,165          $  6,620
        ----------------------------------------------------------------------------
           REO, gross                                $   8,306          $ 15,015
        ----------------------------------------------------------------------------
        Less valuation allowance..................        (366)           (4,686)
        ----------------------------------------------------------------------------
           REO, net                                  $   7,940          $ 10,329
        ----------------------------------------------------------------------------




        (b) Net Real Estate Owned Expense

        For the three and six months ended June 30, 1996 and 1995, net real estate owned expense was comprised of the following:

        -----------------------------------------------------------------------

                                             Three months ended    Six months ended
                                                  June 30,             June 30,
        (In Thousands)                         1996       1995      1996      1995
        -----------------------------------------------------------------------------
        Net (gain) loss on sale of real
         estate owned.....................  $   (20)   $     5    $  (23)  $   (40)
        Valuation adjustments charged
         to operations....................       (5)       489        (5)      989
        Direct holding costs..............      323        720       976     1,379
        -----------------------------------------------------------------------------
        Net real estate owned expense       $   298    $ 1,214    $  948   $ 2,328
        -----------------------------------------------------------------------------



        The following table sets forth information regarding the Company's valuation allowance for REO.

                 -------------------------------------------------------------------
                                                         June 30,      December 31,
                 (In Thousands)                              1996              1995
                 -------------------------------------------------------------------
                 Balance, beginning of year............  $  4,686          $  6,475
                 (Reversal) provision for REO..........        (5)            4,547
                 REO charged off.......................    (4,315)           (6,336)
                 -------------------------------------------------------------------
                 Balance, end of period                  $    366          $  4,686
                 --------------------------------------------------------------------


- --------------------------------------------------------------------------------
                                      21                 [LOGO IMPERIAL BANCORP]

- --------------------------------------------------------------------------------
 TABLE 5 - FINANCIAL RATIOS

- -----------------------------------------------------------------------------------------------
                                                     Three months ended    Six months ended
                                                          June 30,             June 30,
                                                     1996          1995    1996        1995
- -----------------------------------------------------------------------------------------------
Net income as a percentage of:/(1)/
 Average stockholders' equity                        45.12%      9.02%     29.16%      9.14%
 Average total assets                                 4.29       0.82       2.72       0.83
 Average earning assets                               4.90       0.93       3.10       0.96
Average stockholders' equity as a percentage of:
 Average assets                                       9.50%      9.07%      9.32%      9.12%
 Average loans                                       14.24      13.67      13.85      13.90
 Average deposits                                    10.92      10.54      10.71      10.67
Stockholders' equity at period end
 as a percentage of:
 Total assets at period end                          --         --          8.61%      7.98%
 Total loans at period end                           --         --         14.33      13.59
 Total deposits at period end                        --         --          9.98       9.28
- ----------------------------------------------------------------------------------------------

          /(1)/ Annualized

- --------------------------------------------------------------------------------
                                      22             [LOGO OF IMPERIAL BANCORP]

- -------------------------------------------------------------------------------

EXHIBITS
PART I


   COMPUTATION OF EARNINGS PER SHARE


          Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.


          During the periods ended June 30, 1996 and 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.

               Three months ended June 30,         Six months ended June 30,
            ----------------------------------------------------------------------
                 1996             1995/(1)/          1996               1995/(1)/
            ---------------     ------------------------------     ---------------
             15,741,542          15,350,637     15,664,850           15,277,404


           /(1)/ Adjusted for an 8% stock dividend paid in the first quarter of 1996.



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

- --------------------------------------------------------------------------------
                                      23                     Imperial Bancorp

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

 -------------------------------------------------------------------------------
                                      24                     Imperial Bancorp

- --------------------------------------------------------------------------------
SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    IMPERIAL BANCORP



          Dated:   August 14, 1996     By: Robert M. Franko
                                           -----------------------------
                                           Robert M. Franko
                                           Executive Vice President and
                                           Chief Financial Officer

- --------------------------------------------------------------------------------
                                      25                     Imperial Bancorp