Form 10-Q
period 1996-09-30
IMPERIAL BANCORP
filed 1996-11-12
CIK 49899

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended September 30, 1996

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

Common Stock: Number of Shares of Common Stock outstanding as of September 30,
              1996: 23,073,803 shares.

Debt Securities: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                 1999. As of September 30, 1996, $3,419,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.





The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Imperial Bancorp And Subsidiaries
Management's Discussion And Analysis
Three and Nine Months Ended September 30, 1996

Financial Review

          The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp (the "Company") and its results of operations for the three and nine months ended September 30, 1996.

   PERFORMANCE SUMMARY

          Net income for the third quarter rose 68% to $8.7 million, or $0.36 per share, compared with net income of $5.2 million, or $0.22 per share, for the third quarter of 1995. Earnings per share have been adjusted for a three-for-two stock split declared on September 26, 1996 and distributed on October 18, 1996 to shareholders of record on October 11, 1996. On a pre-split basis, earnings per share for the third quarter of 1996 were $0.54 per share compared with $0.33 for the same quarter of 1995. For the third quarter, return on equity was 12.8%, compared with 9.7% for the same quarter last year, and return on assets rose to 1.2% from 0.85% in the third quarter of 1995.

          For the first nine months of 1996, net income tripled to $44.1 million, or $1.87 per share on a post-split basis, compared with $14.5 million, or $0.63 per share on a post-split basis, for the same period of 1995. Year-to-date, earnings were positively impacted by a pre-tax gain of $36.4 million realized from the second quarter sale of a portion of the Company's investment in Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) plus an additional $8.6 million derived from ICII's gain associated with its June 1996 public offering and sale of stock in its subsidiary, Southern Pacific Funding Corporation (NYSE-
          SFC). Also impacting results was a $5.6 million loss from operations, net of tax, from a discontinued operation. Excluding the gains and the costs associated with the discontinued operation, the Company earned approximately $23.0 million, or $0.98 per share on a post-split basis, for the nine month period, a 59% improvement over the comparable period a year ago.

          The increase in core net income (income excluding gains from ICII and loss from discontinued operation) was attributable to the 18% and 19% growth in average loans in the third quarter and nine-month period, respectively, over the same periods of 1995. As a result, net interest income and net interest margin for the third quarter and nine-month period were $36.1 million and 5.7%, respectively, and $103.2 million and 5.8%, respectively, compared with $29.0 million and 5.5%, respectively, and $81.5 million and 5.4%, respectively, for the comparable periods of 1995.

          Noninterest income for the quarter ended September 30, 1996 totaled $12.6 million, an improvement from $10.5 million for the same period of 1995. For the first nine months of 1996, noninterest income totaled $84.5 million as compared to $27.1 million for the same period of 1995. Excluding non-core business items, the most significant of which are discussed above, noninterest income for the nine-month period was $35.9 million.

          Noninterest expenses amounted to $30.5 million and $93.7 million, respectively, for the 1996 third quarter and nine-month period, compared with $26.1 million and $78.7 million, respectively, reported for the same periods in 1995. These increases for the quarter and year-to-date are primarily related to the $3.9 million and $11.0 million respective increases in salary and employee benefits expense over the same periods of 1995. In addition, the Company recorded charitable donation expenses of $4.9 million in the first nine months of 1996.

          Offsetting the increase in personnel costs and charitable donations were reductions in regulatory assessments, real estate owned ("REO") expense and data processing costs. Regulatory assessments for the quarter and nine months ended September 30, 1996 decreased $0.3 million and $2.6 million, respectively, from the same periods of 1995 due to the reduction in the FDIC deposit insurance


--------------------------------------------------------------------------------

                                       2     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          premium in late 1995. REO expenses declined $2.6 million and $4.0 million, respectively, for the third quarter and first nine months of 1996 as levels of REO have decreased significantly from the same periods of 1995.

          At September 30, 1996, the Company's total assets were $3.3 billion, total loans were $1.9 billion and stockholders' equity and allowance for loan losses totaled $316 million. This compares to total assets of $2.8 billion, total loans of $1.7 billion and stockholders' equity and allowance for loan losses of $266 million at December 31, 1995.

          Total deposits at September 30, 1996, amounted to $2.8 billion which included $1.3 billion, or 45%, of noninterest bearing demand deposits. This favorably compares to total deposits of $2.4 billion at December 31, 1995 which included $1.1 billion, or 48%, of noninterest bearing demand deposits. The overall funding base of the Company is enhanced by a sizable level of demand deposits resulting from the Company's long standing relationships with the real estate services industry. The Company's average demand deposits and average stockholders' equity funded 46% of average total assets for the nine months ended September 30, 1996, as compared to 45% for the nine months ended September 30, 1995.

          At September 30, 1996, the allowance for loan losses amounted to $39.5 million or 2.1% of total loans as compared to $37.4 million or 2.2% of total loans at December 31, 1995 and $38.3 million or 2.3% of total loans at September 30, 1995. The provision for loan losses for the quarter ended September 30, 1996 totaled $3.8 million as compared to $6.3 million reported for the quarter ended September 30, 1995. Net charge-offs for the quarter ended September 30, 1996 totaled $2.8 million, a $3.6 million decrease from the levels experienced in the same quarter of 1995. The provision for loan losses for the nine months ended September 30, 1996 totaled $9.8 million as compared to $10.8 million reported for the same period of 1995. Net charge-offs for the first nine months of 1996 totaled $7.7 million, a $4.8 million decrease from the levels experienced in the same period of 1995.

          Nonaccrual loans of $22.3 million at September 30, 1996, decreased $0.9 million from September 30, 1995 and decreased $6.6 million from year end 1995. The allowance for loan losses coverage of nonaccrual loans at September 30, 1996 approximated 177%, an increase from 165% at September 30, 1995 and an increase from 129% at December 31, 1995. REO of $2.7 million at September 30, 1996, decreased $10.4 million from September 30, 1995 and $7.7 million from year end 1995.

          Imperial Bank is classified "Well Capitalized" with leverage, Tier I and total capital ratios at September 30, 1996, of 8.7%, 9.8% and 11.0%, respectively, as compared to 8.3%, 9.1% and 10.4%, respectively, the year earlier.

   EARNINGS PERFORMANCE

          Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the quarter and nine months ended September 30, 1996, net interest income increased to $36.1 million and $103.2 million, respectively, from $29.0 million and $81.5 million, respectively, for the same periods of 1995.

--------------------------------------------------------------------------------
                                Three Months Ended        Nine Months Ended
                                  September 30,              September 30,
(In Thousands)                  1996         1995         1996         1995
------------------------------------------------------------------------------
Interest income............   $54,513     $45,014      $152,929     $126,675
Interest expense...........    18,429      15,978        49,735       45,206
------------------------------------------------------------------------------
 Net interest income          $36,084     $29,036      $103,194     $ 81,469
------------------------------------------------------------------------------
Net interest margin               5.7%        5.5%          5.8%         5.4%
------------------------------------------------------------------------------

          The Company's net interest margin increased to 5.7% and 5.8% for the third quarter and first nine months of 1996, respectively, from 5.5% and 5.4%, respectively, for the same periods of 1995. The increased net interest income and spread resulted from the $282 million and $288 million growth in

--------------------------------------------------------------------------------

                                       3     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          average loans for the third quarter and first nine months of 1996, respectively, from the comparable periods of 1995. In addition, net interest income and net interest margin improved due to the expiration of derivative financial instruments which had a negative impact on the Company's net interest margin in 1995. As illustrated by Table 1 - Average Balances, Yields and Rates Paid (see page 18) and Table 2 - Analysis of Changes in Net Interest Margin (see page 19), the growth in the Company's loan portfolio had a much greater impact on net interest income for the quarter and nine months ended September 30, 1996 than the change in rates. Although the Company's average base lending rate dropped approximately 56 basis points from period to period, the Company experienced an increase in average loan rates as it was no longer negatively impacted by its derivative financial instruments. These instruments reduced net interest income and net interest margin $2.1 million and 39 basis points, respectively, in the third quarter of 1995 and $8.0 million and 52 basis points, respectively, in the first nine months of 1995 while having no material impact in 1996.

          Concurrently, the Company's average interest-bearing liabilities for the third quarter of 1996, primarily time certificates of deposit ("CD"), have grown $272 million from the third quarter of 1995 in order to support loan demand. In addition, average demand deposit levels were up $133 million from the prior year third quarter as deposit inflows from the Company's real estate related customers have increased. As a result of lower interest rates, overall funding costs as a percentage of total interest-bearing liabilities have been reduced. Offsetting this decrease in rates paid was the volume increase in CDs greater than $100,000.

          In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $8.3 million and $6.2 million, respectively, for the nine months ended September 30, 1996 and 1995. The net interest margin for each period would have been 5.3% and 5.0%, respectively.

          Noninterest Income: Noninterest income amounted to $12.6 million for the third quarter of 1996 as compared to $10.5 million for the same period of 1995. For the nine months ended September 30, 1996, noninterest income totaled $84.5 million as compared to $27.1 million in the prior year. The table below shows the major components of noninterest income.

--------------------------------------------------------------------------------
                                   Three months ended         Nine months ended
                                      September 30,              September 30,
(In Thousands)                      1996        1995           1996       1995
--------------------------------------------------------------------------------
Service charges on deposit
 accounts....................    $ 1,123     $ 1,045        $ 3,617    $ 3,103
Trust fees...................      2,197       1,921          6,468      5,728
Gain on origination and
 sale of loans...............        576         758          2,249      1,718
Equity in net earnings of
 Imperial Credit Industries,
 Inc.........................      3,045       1,730         16,556      2,787
Gain on sale of Imperial
 Credit Industries, Inc.
 common stock................          -           -         36,411          -
Other service charges and
 fees........................      3,118       1,675          7,115      4,629
Merchant and credit card
 fees........................        728       1,662          1,764      4,676
(Loss) gain on securities
 available for sale..........        (13)         (8)           229        259
Gain on trading account
 securities..................        581         827          2,387      1,973
Appreciation of donated
 Imperial Credit Industries,
 Inc. common stock...........        109           -          3,614          -
Other income.................      1,122         843          4,107      2,253
--------------------------------------------------------------------------------
Total                            $12,586     $10,453        $84,517    $27,126
--------------------------------------------------------------------------------

          Noninterest income reported for the nine-month period ended September 30, 1996 was significantly impacted by gains realized from the sale of a portion of the Company's investment in ICII. In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated

--------------------------------------------------------------------------------

                                       4     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          $8.72 per share. As such, the Company recorded a $10.8 million pre-tax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII. The total gains of $36.4 million related to these transactions are reflected in the consolidated Statement of Income as "Gain on sale of Imperial Credit Industries, Inc. common stock."

          In addition, the Company realized a significant increase in equity in the net earnings of ICII in the second quarter of 1996. In June 1996, ICII sold approximately 2.0 million shares of their subsidiary Southern Pacific Funding Corporation (NYSE-SFC) in connection with SFC's initial public offering of 5.0 million shares. ICII's sale of its SFC stock resulted in a pre-tax gain to ICII of $62.0 million. The Company's net equity in this gain realized by ICII approximated $8.6 million pre-tax and is included in the consolidated Statement of Income as "Equity in the net earnings of Imperial Credit Industries, Inc." Excluding the gains from the SFC transaction, the equity in net earnings of ICII increased $1.3 million and $5.2 million for the third quarter and first nine months of 1996 despite the reduction in ownership percentage to 25%. These increases were attributable to ICII's greater volume and higher profitability on loan sales executed through securitization transactions.

          Excluding ICII, noninterest income for the third quarter and first nine months of 1996 improved $0.8 million and $7.2 million, respectively, from the same periods of 1995. This improvement in the nine-month period partially results from $3.6 million of appreciation of ICII stock which was contributed to a charitable organization during the second quarter. The appreciation represents the difference between the market value and the book value of the ICII shares on the date they were donated. The Company recorded a corresponding charitable contribution expense in other expenses during the quarter (see Noninterest Expense).

          Also, the Company recorded improvements in fee income businesses. The Company recorded higher gains from the origination and sales of SBA loans as loan volumes have increased over the prior year. This line of business generated an additional $0.5 million of noninterest income for the nine months ended September 30, 1996. Trust revenues from the Company's trust subsidiary, Imperial Trust Company, increased $0.3 million and $0.7 million, respectively, from the third quarter and first nine months of 1995 as a result of the Trust Company's increase in assets under management and administration. Service charges on deposit accounts for the third quarter and first nine months of 1996 have increased $0.1 million and $0.5 million, respectively, from the same periods in the prior year primarily due to the increase in average demand deposits from period to period. The $1.4 million and $2.5 million increase, respectively, in other service charges and fees for the third quarter and first nine months of 1996 related to various activities, most significant of which were the following: commissions related to the sale of non-proprietary mutual funds increased $0.1 million and $0.4 million, respectively, and fees related to loan processing and servicing were also up $1.0 million and $1.6 million, respectively. These increases were all related to increased volumes in their respective operations. Other income recorded in the quarter and nine months ended September 30, 1996 improved $0.3 million and $1.9 million, respectively, over the same periods of 1995. Partially responsible was a $0.1 million and $0.5 million increase, respectively, from the same periods in 1995 from the exercise and sale of stock warrants.

          Offsetting the overall increase in noninterest income were $0.9 million and $2.9 million decreases, respectively, in merchant and credit card fees for the quarter and nine months ended September 30, 1996 from the same periods of last year. As a result of the fourth quarter 1995 sale of a portion of the Company's merchant card accounts, fee income for the quarter and nine month period related to this line of business decreased from the same periods of 1995.

--------------------------------------------------------------------------------

                                       5     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

        Noninterest Expense: Noninterest expense totaled $30.5 million for the quarter ended September 30, 1996 as compared to $26.1 million for the same period in the prior year. For the nine months ended September 30, 1996 noninterest expense was $93.7 million up from $78.7 million in the same period in 1995. The table below shows the major components of noninterest expense.


        ------------------------------------------------------------------------
                                       Three months ended     Nine months ended
                                          September 30,         September 30,
         (In Thousands)                  1996       1995       1996       1995
        ------------------------------------------------------------------------
        Salary and employee
          benefits..................  $15,367    $11,499    $45,291    $34,280
        Net occupancy expense.......    2,356      2,233      6,821      6,526
        Furniture and equipment.....    1,288      1,264      3,707      3,760
        Data processing.............    1,714      2,048      4,771      6,048
        Customer services...........    3,044      2,151      8,275      6,152
        Net real estate owned
          expense...................      321      2,952      1,269      5,280
        Regulatory assessments......       27        348        253      2,860
        Professional and consulting     1,505        578      4,957      2,491
        Business development........    1,030        778      2,759      2,384
        Lawsuit settlements.........        -     (1,709)         -     (1,516)
        Charitable donations........      195         50      4,863        115
        Other expense...............    3,673      3,956     10,704     10,335
        ------------------------------------------------------------------------
         Total                        $30,520    $26,148    $93,670    $78,715
        ------------------------------------------------------------------------

        For the three and nine-month period, the increase in noninterest expense was partially attributable to the charitable donations of ICII common stock made during the year (see Noninterest Income) and to the favorable settlement of a lawsuit in the third quarter of 1995.

        Excluding the impact of the donations and a prior year lawsuit settlement, noninterest expense rose $2.5 million and $8.6 million, respectively, from the third quarter and first nine months of 1995. Primarily responsible for the increase were the rise in salary and benefit costs experienced in the first nine months of 1996. In addition to opening a new banking office in Fresno, California and loan production offices in Boston, Massachusetts; Austin, Texas; and Phoenix; Arizona, the Company's focus on growth has centered around an investment in people resulting in a $4.6 million increase in personnel expenses for the first nine months of 1996 over the first nine months of 1995. Also, the Company adopted an additional deferred compensation plan on January 1, 1996 which added approximately $2.5 million to benefit costs in the first nine months of 1996. As a result of the greater profitability realized for the nine month period and expected through the remainder of the year, expenses related to incentive compensation for the nine months ended September 30, 1996 increased $2.7 million over the same period of the prior year. Effective January 1, 1996, the Company increased the match on its 401-K Plan which in turn increased expenses related to this plan by $0.5 million for the first nine months of 1996 over the same period of 1995. All of these factors were also responsible for the increase in compensation costs in the third quarter of 1996 over the same quarter of 1995.

        Customer service costs related to demand deposits including accounting courier and other deposit related services in the third quarter and first nine months of 1996 increased $0.9 million and $2.1 million, respectively, from the same periods of 1995 due to increased average demand deposits volumes during the first nine months of 1996 as these costs are a function of deposit volume and interest rates. The Company incurred higher professional and consulting fees during the third quarter and nine month period ended September 30, 1996. Increased consulting expenses in the third quarter and first nine months of 1996 accounted for approximately $0.4 million and $1.3 million, respectively, of the increase. The Company has retained the services of outside consultants to assist in the implementation of its cost containment and revenue enhancement programs.

        Offsetting these increases in noninterest expense were decreases in the following components of noninterest expense. Regulatory assessments for the quarter and nine months ended September 30, 1996 decreased $0.3 million and $2.6 million, respectively, from the same periods of 1995 due to a reduction in the FDIC deposit insurance premium in the third quarter of 1995. Also, the Company experienced reduced data processing costs in the third quarter and first nine months of 1996 which declined $0.3 million and $1.3 million, respectively, from the same periods of 1995. The reduced costs

--------------------------------------------------------------------------------

                                       6      Imperial Bancorp [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          were primarily the result of the fourth quarter 1995 sale of a portion of the Company's merchant card accounts as the cost to service the accounts declined $0.4 million and $1.2 million, respectively, from the quarter and nine months ended September 30, 1995. REO expenses totaled $0.3 million and $1.3 million, respectively, for the quarter and nine months ended September 30, 1996, a decrease of $2.6 million and $4.0 million from the same periods of 1995. In the third quarter and first nine months of the prior year, the Company recorded $1.7 million and $2.7 million, respectively, in provisions for REO; no provisions for REO were required in the first nine months of 1996.

          Income Taxes: The Company recorded income tax expense of $6.0 million and $34.5 million, respectively, for the quarter and nine months ended September 30, 1996 representing effective tax rates of approximately 42.1% and 40.9%, respectively. For the same periods of 1995, the Company's income tax expense and effective tax rate approximated $2.4 million and 34.0%, respectively, and $5.7 million and 29.7%, respectively. During the first quarter of 1995, the Company recorded a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Also in the first nine months of 1995, the Company reduced the valuation allowance on its deferred tax assets by approximately $1.4 million. Excluding these items, the Company's effective tax rate would have been 42.5% and 41.8%, respectively, for the third quarter and first nine months of 1995. At September 30, 1996, the Company had a net deferred tax receivable of $1.0 million, as compared to a $5.5 million net deferred tax receivable at December 31, 1995. The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's level of taxable income recognized in the first nine months of 1996 and its projection of taxable income for the remainder of 1996.

          Discontinued Operation: In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $6.7 million, net of tax, in the second quarter. No further provisions were required in the third quarter of 1996. The provision, in addition to all of the results of operations from this division, are reflected in the Consolidated Statement of Income as "(Loss) income from operations of discontinued operation, net of tax." The Company expects substantially all of the activities of the precious metals division to be completed by December 31, 1996.

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

          The overall liquidity position of the Company has been enhanced by its sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $991 million for the nine months ended September 30, 1996 as compared to $817 million for the same period of 1995. The Company's average demand deposits and average stockholders' equity funded 46% and 45%, respectively, of average total assets for the nine months ended September 30, 1996 and 1995.

          These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first nine months of 1996, the Company experienced a net cash outflow from its investing activities of $333 million. This net outflow in investing activities resulted primarily from the growth in the Company's loan portfolio, an outflow of $196 million. The outflows were offset by the $415 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $233 million in certificates of deposit and $216 million in demand deposits, money market and savings accounts. These deposit inflows were partially offset by $35 million of outflows attributable to short-term borrowings.

--------------------------------------------------------------------------------

                                       7     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

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

          Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At September 30, 1996, the Company maintained a positive one year gap of approximately $629 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment.

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

          Of the derivative financial contracts entered into in late 1993 and 1994, which included interest rate swaps with embedded options and associated written options, and purchased options, many expired during 1995 although some were still outstanding at year end 1995. The swaps outstanding from 1995 matured in the first quarter of 1996. All of the embedded and linked options expired during 1995.

          The combined economic impact of the Company's derivative financial instruments discussed above was a reduction in net interest income and a net interest margin of $2.1 million and 39 basis points, respectively, in the third quarter of 1995 and $8.0 million and 52 basis points, respectively, in the first nine months of 1995. The impact of these instruments for the nine months ended September 30, 1996 was not material.

          During 1995, the Company revised its approach as it related to protecting net interest income from a narrowing of the Prime Rate and LIBOR spread. The concern with the spread between the two indices narrowing was reduced as the Prime Rate moved toward the characteristics of a retail rate and away from those as a wholesale rate. This was evidenced by the interest rate swap markets in 1995 as the spread between the Prime Rate and LIBOR increased from approximately 217 basis points to 250 basis points. Although the Company's balance sheet remains asset sensitive, management had fewer concerns about potential compression of the Company's interest rate margin in early 1995 then it did in late 1993

--------------------------------------------------------------------------------

                                       8     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          and early 1994. The Company developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates.

          Based on its strategy and the general asset sensitive nature of the balance sheet, the Company purchased over the counter interest rate floors in the first quarter of 1995 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at September 30, 1996, mature in the first quarter of 1997. In the first and second quarters of 1996, the Company purchased $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $500 million per quarter beginning in the second quarter of 1997. The floors maturing in the first and second quarter of 1997 provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain on the floors approximated $75,000 at September 30, 1996.

          During 1995, the Company also purchased both exchange traded and over the counter interest rate caps to protect its fixed rate loans from an increase in interest rates which would narrow the Company's net interest margin. The exchange traded caps matured in the third quarter of 1996. The over the counter caps had a notional value of $100 million at September 30, 1996. These caps mature in December 1996. These caps provide protection to the Company in the event that the three month LIBOR rises above the strike price of the caps of 8.45%. There were no material unrealized gains or losses on these caps at September 30, 1996. In the first and second quarters of 1996, the Company purchased additional exchange traded interest rate caps with a notional value of $1.0 billion at September 30, 1996. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps and mature at the rate of $500 million per quarter during the fourth quarter of 1996 and the first quarter of 1997. The unrealized gain on both the exchange traded and over the counter caps approximated $112,500 at September 30, 1996.

   ASSET QUALITY

          Nonaccrual loans, restructured loans and real estate owned: Nonaccrual loans, which includes loans 90 days or more past due, totaled $22.3 million at September 30, 1996 as compared to $28.9 million at year end 1995 and $23.2 million at September 30, 1995. The decrease from year end 1995 was related in part to charge-offs of loans on nonaccrual status at year end 1995, approximately $3.0 million, paydowns approximating $8.1 million and delinquencies which were cured, approximately $4.5 million. Offsetting these decreases from year end 1995 were several commercial loans totaling approximately $8.3 million which were placed on nonaccrual during 1996. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected.

          Restructured loans, loans outstanding whose original terms have been modified, totaled $44.8 million at September 30, 1996 compared with $33.6 million at year end 1995 and $4.1 million at September 30, 1995. The increase in restructured loans from the third quarter of 1995 resulted from the modification of two real estate secured loans totaling $29.5 million in the fourth quarter of 1995. The modified loans carried market rates of interest but are classified as restructured because the Company anticipates debt forgiveness on one of the loans in return for a partial principal paydown and additional collateral and because the Company deferred a principal reduction on the other. All restructured loans were current as to principal and interest at September 30, 1996.

          Real estate owned of $2.7 million, net of a $0.3 valuation allowance, at September 30, 1996 decreased $7.7 million from year end 1995 and $10.4 million from September 30, 1995. The significant decline from year end 1995 is attributable to the Company's disposition of seventeen REO properties since December 31, 1995. The largest, a $5.0 million piece of commercial land, was sold in the third quarter of 1996.

--------------------------------------------------------------------------------

                                       9     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

          ------------------------------------------------------------------------------------
                                       Sept. 30,   June 30,   March 31,   Dec. 31,   Sept. 30,
          (In Thousands)                  1996       1996        1996       1995        1995
          ------------------------------------------------------------------------------------
          Nonaccrual loans:
           Commercial loans..........    $11,782    $10,419     $14,766   $ 11,714    $  9,308
           Real estate loans.........     10,526     10,434      16,022     17,212      13,938
          ------------------------------------------------------------------------------------
             Total nonaccrual loans      $22,308    $20,853     $30,788   $ 28,926    $ 23,246
          ------------------------------------------------------------------------------------
          Restructured loans             $44,764    $44,962     $35,966   $ 33,608    $  4,083
          ------------------------------------------------------------------------------------
          Real estate owned:
           REO, gross................    $ 2,986    $ 8,306     $10,377   $ 15,015    $ 17,504
           Less valuation allowance..       (307)      (366)       (640)    (4,686)     (4,379)
          ------------------------------------------------------------------------------------
             REO, net                    $ 2,679    $ 7,940     $ 9,737   $ 10,329    $ 13,125
          ------------------------------------------------------------------------------------
               Total                     $69,751    $73,755     $76,491   $ 72,863    $ 40,454
          ------------------------------------------------------------------------------------

          At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $139.0 million, of which $22.3 million were on nonaccrual status and $41.2 million were classified as restructured loans. A significant portion, $107.6 million, of the impaired loans were secured by real estate. Impaired loans totaling $103.0 million required a specific allowance for potential losses. The specific allowance for potential losses related to such loans was $14.0 million. The remaining $36.0 million of loans classified as impaired did not require a specific allowance for potential losses. Impaired loans averaged $130.8 million during the nine months ended September 30, 1996. During the first nine months of 1996, total interest recognized on the impaired loan portfolio, on a cash basis, was $7.8 million. At September 30, 1996, $116.7 million of the impaired loans were current as to principal and interest. There were no loans classified as potential problems at September 30, 1996.

          Allowance and provision for loan losses: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at September 30, 1996, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

--------------------------------------------------------------------------------

                                       10     Imperial Bancorp [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

          At September 30, 1996, the allowance for loan losses amounted to $39.5 million, or 2.09% of total loans, as compared to $37.4 million, or 2.20% of total loans, at December 31, 1995 and $38.3 million, or 2.32% of total loans, at September 30, 1995. The following table summarizes changes in the allowance for loan losses.

--------------------------------------------------------------------------------
Nine months ended September 30, (In Thousands)           1996             1995
--------------------------------------------------------------------------------
Balance, beginning of year                         $   37,402       $   40,072
--------------------------------------------------------------------------------
Loans charged off:
 Commercial.............................               (5,655)          (8,738)
 Real estate............................               (3,438)          (5,784)
 Consumer...............................                  (19)             (47)
--------------------------------------------------------------------------------
   Total loans charged off                         $   (9,112)      $  (14,569)
--------------------------------------------------------------------------------
Recoveries of loans previously charged off:
 Commercial.............................                1,371            1,538
 Real estate............................                   11              453
 Consumer...............................                   17               28
--------------------------------------------------------------------------------
   Total loan recoveries                           $    1,399       $    2,019
--------------------------------------------------------------------------------
Net loans charged off...................               (7,713)         (12,550)
Provision for loan losses...............                9,829           10,817
Provision for loan losses of
 discontinued operation.................                   22                -
--------------------------------------------------------------------------------
Balance, end of period                             $   39,540       $   38,339
--------------------------------------------------------------------------------
Loans outstanding, end of period                   $1,893,466       $1,650,876
--------------------------------------------------------------------------------
Average loans outstanding                          $1,792,413       $1,504,884
--------------------------------------------------------------------------------
Ratio of net charge-offs to average
 loans..................................              0.57%/(1)/      1.11%/(1)/
Ratio of allowance for loan losses to
 average loans..........................              2.21            2.55
Ratio of allowance for loan losses to
 loans outstanding at September 30......              2.09            2.32
Ratio of allowance for loan losses to
 nonaccrual loans.......................               177             165
Ratio of provision for loan losses to
 net charge-offs........................               128              86
--------------------------------------------------------------------------------

          /(1)/ Annualized

          The provision for loan losses totaled $3.8 million and $9.8 million, respectively, for the quarter and nine months ended September 30, 1996 as compared to $6.3 million and $10.8 million, respectively, for the same periods of 1995. Net charge-offs totaled $2.8 million and $7.7 million, respectively, for the three months and nine months ended September 30, 1996 as compared to $6.4 million and $12.6 million, respectively, in the same periods of 1995. As a percentage of average loans outstanding, annualized net charge-offs were 0.59% and 0.57%, respectively, for the three and nine months ended September 30, 1996 compared with 1.62% and 1.11%, respectively, for the same periods in the prior year.

   CAPITAL

          Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At September 30, 1996, shareholders' equity totaled $276 million as compared to $228 million at December 31, 1995. In the first nine months of 1996, the Company recorded an additional $2.4 million of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of stockholders' equity, approximated $3.2 million during the first nine months of 1996.

          Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, institutions whose Tier I

--------------------------------------------------------------------------------

                                      11     Imperial Bancorp [LOGO OF IMPERIAL
                                                               BANCORP APPEARS
                                                               HERE]

--------------------------------------------------------------------------------

      and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at September 30, 1996 were 9.8% and 11.0%, respectively, as compared to 9.1% and 10.4%, respectively, at September 30, 1995.

      Capital Ratios for Imperial Bank/(1)/

      --------------------------------------------------------------------------
      September 30, (In Thousands)                          1996          1995
      --------------------------------------------------------------------------
      Tier I:

       Common stockholders' equity and
        preferred stock/(2)/........................  $  253,918    $  202,761
       Disallowed assets............................      (1,204)       (2,444)
      --------------------------------------------------------------------------
         Tier I capital                               $  252,714    $  200,317
      --------------------------------------------------------------------------
      Tier II:

       Allowance for loan losses allowable in
        Tier II.....................................      32,409        27,585
      --------------------------------------------------------------------------
         Total risk-based capital                     $  285,123    $  227,902
      --------------------------------------------------------------------------
      Risk-weighted balance sheet assets              $2,202,445    $1,939,841
      --------------------------------------------------------------------------
      Risk-weighted off-balance sheet items:
       Commitments to make or purchase loans........     279,912       198,912
       Standby letters of credit....................      95,533        55,279
       Other........................................      14,861        15,243
      --------------------------------------------------------------------------
         Total risk-weighted off-balance
          sheet items                                 $  390,306    $  269,434
      --------------------------------------------------------------------------
      Disallowed assets.............................      (1,204)       (2,444)
      Allowance for loan losses not included
       in Tier II...................................      (7,131)      (10,754)
      --------------------------------------------------------------------------
         Total risk-weighted assets                   $2,584,416    $2,196,077
      --------------------------------------------------------------------------
      Risk-based capital ratios:
       Tier I capital...............................      9.8%          9.1%
       Total capital................................     11.0          10.4
       Leverage ratio...............................      8.7           8.3
      --------------------------------------------------------------------------

       /(1)/ As reported on the September 30, 1996 and 1995 FDIC Call Reports. /(2)/ Excludes unrealized gain on securities available for sale.

      In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio was 8.8% at September 30, 1996 as compared to 8.3% at September 30, 1995 well in excess of its regulatory requirement.

  NEW ACCOUNTING/REGULATORY PRONOUNCEMENTS

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles held for use be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, FAS 121 requires that long-lived assets and certain identifiable intangibles held for disposal be reported at the lower of book value or fair value less selling costs. The Company adopted FAS 121 on January 1, 1996. The impact of adopting FAS 121 was not material to the results of operations for the nine months ended September 30, 1996.

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

--------------------------------------------------------------------------------

                                       12     Imperial Bancorp [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

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

          In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, "Accounting for Liabilities" ("FAS 125"). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. FAS 125 includes specific provisions to deal with servicing assets or liabilities. FAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have material effect on the Company.

          On September 30, 1996, the Omnibus Federal Spending Bill was signed into law. This bill included a comprehensive legislative package on BIF-SAIF. The package included the following provisions which impact the Company: 1) a FICO premium assessment on BIF-insured deposits at one-fifth the premium rate imposed on SAIF-insured deposits for the three year period beginning in 1997. One-fifth of the SAIF premium approximates a 1.3 basis point FICO premium assessment for BIF-insured deposits. In the year 2000, the bill requires BIF-insured institutions to share in the payment of the FICO obligations on a pro-rata basis with all thrift institutions, with annual assessments expected to equal approximately 2.4 basis points until the year 2017, and to be completely phased out by 2019; 2) a merger of the BIF and SAIF on January 1, 1999, if no thrift institutions exist on that date; 3) the FDIC is prohibited from setting insurance premiums above the amount which would result in the deposit insurance fund exceeding its designated reserve ratio - currently 1.25%; and 4) the FDIC was given the authority to refund assessments paid to it in excess of amounts due.

--------------------------------------------------------------------------------

                                       13     Imperial Bancorp [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

Consolidated Balance Sheet

        -----------------------------------------------------------------------------
                                                       (Unaudited)
        Imperial Bancorp and Subsidiaries             September 30,   December 31,
        (In Thousands, Except Share Data)                      1996           1995
        -----------------------------------------------------------------------------
        ASSETS
        Cash and due from banks.................         $  286,899     $  242,018
        Trading account securities..............             83,108         40,050
        Securities available for sale...........            399,170        295,312
        Securities held to maturity (fair value
         of $4,244 and $4,975 for 1996 and
         1995, respectively)....................              4,244          4,975
        Federal funds sold and securities
         purchased under resale agreements......            500,000        425,300
        Loans held for sale (fair value of
         $6,519 and $2,842 for 1996 and 1995,
         respectively)..........................              5,661          2,648
        Loans:
         Loans, net of unearned income and
          deferred loan fees....................          1,893,466      1,699,347
         Less allowance for loan losses.........            (39,540)       (37,402)
        -----------------------------------------------------------------------------
           Total net loans                               $1,853,926     $1,661,945
        -----------------------------------------------------------------------------
        Premises and equipment, net.............             18,184         16,003
        Accrued interest receivable.............             14,714         15,284
        Real estate owned, net..................              2,679         10,329
        Income taxes receivable.................              3,960          4,008
        Investment in Imperial Credit
         Industries, Inc........................             52,887         36,126
        Other assets............................             45,625         34,376
        -----------------------------------------------------------------------------
           Total assets                                  $3,271,057     $2,788,374
        -----------------------------------------------------------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

        Deposits:
         Demand.................................         $1,274,025     $1,145,720
         Savings................................             16,448         15,708
         Money market...........................            523,040        435,674
         Time-under $100,000....................            207,696        227,262
         Time-$100,000 and over.................            791,571        539,252
        -----------------------------------------------------------------------------
           Total deposits                                $2,812,780     $2,363,616
        -----------------------------------------------------------------------------
        Accrued interest payable................              5,615          5,576
        Short-term borrowings...................            124,247        159,636
        Long-term borrowings....................              4,501          5,906
        Other liabilities.......................             47,924         25,404
        -----------------------------------------------------------------------------
           Total liabilities                             $2,995,067     $2,560,138
        -----------------------------------------------------------------------------
        Stockholders' equity:
         Common stock-no par, 50,000,000 shares
          authorized; 23,073,803 shares at
          September 30, 1996 and 22,390,223
          shares at December 31, 1995 issued
          and outstanding.......................            163,727        130,780
         Unrealized gain on securities
          available for sale, net of tax........                849          2,747
         Retained earnings......................            111,414         94,709
        -----------------------------------------------------------------------------
           Total stockholders' equity                    $  275,990     $  228,236
        -----------------------------------------------------------------------------
           Total liabilities and stockholders'
            equity                                       $3,271,057     $2,788,374
        -----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.





--------------------------------------------------------------------------------

                                       14     Imperial Bancorp [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

Consolidated Statement of Income

-----------------------------------------------------------------------------------------------------------
                                                            Three months ended          Nine months ended
Imperial Bancorp and Subsidiaries                                September 30,              September 30,
(In Thousands, Except Per Share Data) Unaudited               1996        1995          1996         1995
-----------------------------------------------------------------------------------------------------------
Interest income:

 Loans.................................................    $44,531    $ 36,788      $127,236     $102,963
 Trading account securities............................        978         686         2,025        3,005
 Securities available for sale.........................      5,574       4,145        15,653       13,070
 Securities held to maturity...........................         77          74           231          227
 Federal funds sold and securities purchased
  under resale agreements..............................      3,220       3,267         7,424        7,200
 Loans held for sale...................................        133          54           360          210
-----------------------------------------------------------------------------------------------------------
   Total interest income                                   $54,513    $ 45,014      $152,929     $126,675
-----------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits..............................................     17,281      14,888        47,081       41,330
 Short-term borrowings.................................      1,073         967         2,390        3,448
 Long-term borrowings..................................         75         123           264          428
-----------------------------------------------------------------------------------------------------------
   Total interest expense                                  $18,429    $ 15,978      $ 49,735     $ 45,206
-----------------------------------------------------------------------------------------------------------
 Net interest income...................................     36,084      29,036       103,194       81,469
 Provision for loan losses.............................      3,803       6,261         9,829       10,817
-----------------------------------------------------------------------------------------------------------
   Net interest income after provision for
    loan losses                                            $32,281    $ 22,775      $ 93,365     $ 70,652
-----------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts...................      1,123       1,045         3,617        3,103
 Trust fees............................................      2,197       1,921         6,468        5,728
 Gain on origination and sale of loans.................        576         758         2,249        1,718
 Equity in net earnings of Imperial Credit
  Industries, Inc......................................      3,045       1,730        16,556        2,787
 Gain on sale of Imperial Credit Industries, Inc.
  common stock.........................................          -           -        36,411            -
 Other service charges and fees........................      3,118       1,675         7,115        4,629
 Merchant and credit card fees.........................        728       1,662         1,764        4,676
 (Loss) gain on securities available for sale..........        (13)         (8)          229          259
 Gain on trading account securities....................        581         827         2,387        1,973
 Appreciation of donated Imperial Credit
  Industries, Inc. common stock........................        109          --         3,614           --
 Other income..........................................      1,122         843         4,107        2,253
-----------------------------------------------------------------------------------------------------------
   Total noninterest income                                $12,586    $ 10,453      $ 84,517     $ 27,126
-----------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits..........................     15,367      11,499        45,291       34,280
 Net occupancy expense.................................      2,356       2,233         6,821        6,526
 Furniture and equipment...............................      1,288       1,264         3,707        3,760
 Data processing.......................................      1,714       2,048         4,771        6,048
 Customer services.....................................      3,044       2,151         8,275        6,152
 Net real estate owned expense.........................        321       2,952         1,269        5,280
 Regulatory assessments................................         27         348           253        2,860
 Professional and consulting...........................      1,505         578         4,957        2,491
 Business development..................................      1,030         778         2,759        2,384
 Lawsuit settlements...................................         --      (1,709)           --       (1,516)
 Charitable donations..................................        195          50         4,863          115
 Other expense.........................................      3,673       3,956        10,704       10,335
-----------------------------------------------------------------------------------------------------------
   Total noninterest expense                               $30,520    $ 26,148      $ 93,670     $ 78,715
-----------------------------------------------------------------------------------------------------------
 Income from continuing operations before income
  taxes................................................     14,347       7,080        84,212       19,063
 Income tax provision..................................      6,044       2,410        34,462        5,667
-----------------------------------------------------------------------------------------------------------
 Net income from continuing operations                     $ 8,303    $  4,670      $ 49,750     $ 13,396
-----------------------------------------------------------------------------------------------------------
 Income (loss) from operations of
  discontinued operation, net of tax...................        373         480        (5,625)       1,058
-----------------------------------------------------------------------------------------------------------
 Net income                                                $ 8,676    $  5,150      $ 44,125     $ 14,454
-----------------------------------------------------------------------------------------------------------
 Net income from continuing operations
  per share............................................      $0.35       $0.20         $2.11        $0.59
 Income (loss) per share of discontinued
  operations...........................................      $0.01       $0.02        $(0.24)       $0.05
-----------------------------------------------------------------------------------------------------------
 Net income per share                                        $0.36       $0.22         $1.87        $0.63
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                       15    Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

--------------------------------------------------------------------------------

Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------
Imperial Bancorp and Subsidiaries                               (Unaudited)
Nine months ended September 30, (In Thousands)              1996           1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income..........................................$    44,125   $     14,454
 Adjustments for noncash charges (credits):
   Depreciation and amortization.....................     (2,105)           375
   Accretion of purchased loan discount..............       (205)        (1,836)
   Provision for loan losses.........................      9,829         10,817
   (Reversal) provision for real estate owned........         (5)         2,664
   Provision for operational losses in
    discontinued operation...........................     10,615              -
   Equity in net earnings of Imperial
    Credit Industries, Inc...........................    (16,556)        (2,787)
   Gain on sale of Imperial Credit
    Industries, Inc. common stock....................    (36,411)             -
   Loss (gain) on sale of real estate owned..........        157           (134)
   Gain on sale of real property held
    for sale or investment...........................          -            (75)
   Gain on sale of premises and equipment............          -             (4)
   Writedown for impairment of equity investment.....          -          1,500
   Gain on securities available for sale.............       (229)          (259)
   Net change in trading account securities..........    (43,058)        22,405
   Net change in loans held for sale.................     (3,013)          (620)
   Net change in accrued interest receivable.........        570         (3,193)
   Net change in accrued interest payable............         39            595
   Net change in income taxes receivable.............         48         (1,253)
   Net change in other liabilities...................     11,905          6,242
   Net change in other assets........................    (12,164)         3,332
--------------------------------------------------------------------------------
   Net cash (used in) provided by
    operating activities                               $ (36,458)  $     52,223
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from securities held to
  maturity...........................................        132            110
 Purchase of securities held to maturity.............          -           (403)
 Proceeds from sale of securities
  available for sale.................................  2,045,960      1,169,859
 Proceeds from maturities of securities
  available for sale.................................    119,939        464,958
 Purchase of securities available for
  sale............................................... (2,267,221)    (1,527,940)
 Proceeds from sale of Imperial Credit
  Industries, Inc. common stock......................     35,079              -
 Net change in Federal funds sold and
  securities purchased under resale agreements.......    (74,700)      (248,500)
 Net change in loans.................................   (195,535)      (294,898)
 Capital expenditures................................     (5,140)        (3,585)
 Proceeds from sale of real estate owned.............      8,120         27,090
 Proceeds from sale of real property
  held for sale or investment........................          -            309
 Proceeds from sale of premises and
  equipment..........................................          -              9
--------------------------------------------------------------------------------
   Net cash used in investing activities               $(333,366)     $(412,991)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in demand deposits,
  savings, and money market accounts.................    216,411         91,927
 Net change in time deposits.........................    232,753        256,801
 Net change in short-term borrowings.................    (35,389)        28,965
 Retirement of long-term borrowings..................     (1,405)        (2,247)
 Proceeds from exercise of employee
  stock options......................................      2,353          1,781
 Other...............................................        (18)           (11)
--------------------------------------------------------------------------------
   Net cash provided by financing activities            $414,705       $377,216
--------------------------------------------------------------------------------
   Net change in cash and due from banks                $ 44,881       $ 16,448
--------------------------------------------------------------------------------
   Cash and due from banks, beginning of year           $242,018       $168,626
--------------------------------------------------------------------------------
   Cash and due from banks, end of period               $286,899       $185,074
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                       16    Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

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

          NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

          At December 31, 1994, the Company owned 3,867,368 shares, or 40.2% of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII"). During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. In February 1996, ICII declared and paid a 10% stock dividend. Combined, these events increased shares held by the Company to 6,381,157. The Company's ownership percentage dropped slightly from 40.2% to 39.7% as a result of the exercise of employee stock options at ICII. In April 1996, the Company sold 1,500,000 shares of ICII in a public offering for $26 per share. As a part of that same offering, ICII sold 2,252,091 new shares to the public. In May 1996, ICII sold an additional 562,813 new shares to the public. Additionally, during 1996, the Company donated 179,604 shares of its ICII stock to qualifying not-for-profit organizations. In October 1996, ICII declared a two-for-one stock split which brought the Company's total shares of ICII common stock to 9,403,106.

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

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") restricts the ability of state chartered banks, such as the Company's principal subsidiary, Imperial Bank (the "Bank"), to hold equity securities and requires impermissible investments to be disposed of before December 19, 1996. The equity investment in ICII held by the Bank, as noted in the prospectus relating to the second quarter sale of ICII common stock, may be subject to divestiture under FDICIA. The Bank has requested approval from the FDIC to retain its investment in ICII. The response to the request is currently pending following delivery of further information concerning ICII required by the FDIC.

          NOTE (3) STATEMENT OF CASH FLOWS

          The following information supplements the statement of cash flows.

          ----------------------------------------------------------------------
          September 30, (In Thousands)                          1996      1995
          ----------------------------------------------------------------------
          Interest paid...................................   $49,696   $44,611
          Taxes refunded..................................       244         -
          Taxes paid......................................    25,932     9,350
          Significant noncash transactions:
           Loans transferred to real estate owned.........       622    11,982
           Donation of Imperial Credit
            Industries, Inc. common stock.................     4,741         -
          ----------------------------------------------------------------------

--------------------------------------------------------------------------------

                                       17     Imperial Bancorp [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

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

=================================================================================================================================
                                                                        Three months ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                1996                                       1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Interest                                    Interest
                                                  Average        Income/       Average        Average        Income/      Average
(In Thousands)                                    Balance        Expense       Rate %         Balance        Expense      Rate %
---------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans/(1)/.............................      $ 1,866,498     $  44,531       9.5%        $ 1,584,749      $ 36,788       9.3%
   Trading account securities.............           77,173           978       5.1              50,053           686       5.5
   Securities available for sale..........          371,029         5,574       6.0             250,903         4,145       6.6
   Securities held to maturity............            4,307            77       7.2               5,220            74       5.7
   Federal funds sold and securites
    purchased under resale agreements.....          240,268         3,220       5.4             220,390         3,267       5.9
   Loans held for sale....................            4,643           133      11.5               2,126            54      10.2
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets.......      $ 2,563,918     $  54,513       8.5%        $ 2,113,441     $  45,014       8.5%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses.................          (38,786)                                    (38,468)
Cash......................................          241,544                                     212,403
Other assets..............................          134,904                                     125,585
                                               ---------------                             ---------------
      Total assets........................      $ 2,901,580                                 $ 2,412,961
                                               ===============                             ===============

Interest-bearing liabilities:
   Savings................................      $    18,472     $     116       2.5%        $    21,825     $     137       2.5%
   Money market...........................          493,718         3,859       3.1             423,529         3,128       3.0
   Time - under $100,000..................          220,370         3,146       5.7             241,176         3,883       6.4
   Time - $100,000 and over...............          731,400        10,160       5.6             516,638         7,740       6.0
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits.....      $ 1,463,960     $  17,281       4.7%        $ 1,203,168     $  14,888       4.9%
---------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings..................           81,842         1,073       5.2              68,384           967       5.7
   Long-term borrowings...................            4,752            75       6.3               6,904           123       7.1
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities..      $ 1,550,554     $  18,429       4.8%        $ 1,278,456     $  15,978       5.0%
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits...........................        1,022,109                                     889,076
Other liabilities.........................           58,104                                      33,117
Stockholders' equity......................          270,813                                     212,312
                                              ---------------                             ---------------
      Total liabilities and
       stockholders' equity...............      $ 2,901,580                                 $ 2,412,961
                                              ===============                             ===============
Net interest income/net interest margin...                      $  36,084       5.7%                        $  29,036       5.5%
                                                             =============================               ========================
=================================================================================================================================

=================================================================================================================================
                                                                           Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                   1996                                       1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Interest                                    Interest
                                                  Average        Income/       Average        Average        Income/      Average
(In Thousands)                                    Balance        Expense       Rate %         Balance        Expense      Rate %
---------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Loans/(1)/.............................      $ 1,792,413     $ 127,236       9.5%        $ 1,504,884     $ 102,963       9.1%
   Trading account securities.............           53,270         2,025       5.1              58,700         3,005       6.8
   Securities available for sale..........          341,259        15,653       6.1             267,525        13,070       6.5
   Securities held to maturity............            4,348           231       7.1               5,857           227       5.2
   Federal funds sold and securities
    purchased under resale agreements.....          184,700         7,424       5.4             161,984         7,200       5.9
   Loans held for sale....................            4,545           360      10.6               2,564           210      10.9
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets.......      $ 2,380,535     $ 152,929       8.6%        $ 2,001,514     $ 126,675       8.4%
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses.................          (39,144)                                    (39,796)
Cash......................................          241,413                                     204,212
Other assets..............................          122,313                                     126,937
                                               ---------------                             ---------------
      Total assets........................      $ 2,705,117                                 $ 2,292,867
                                               ===============                             ===============

Interest-bearing liabilities:
   Savings................................      $    18,681     $     348       2.5%        $    26,487     $     496       2.5%
   Money market...........................          462,359        10,506       3.0             439,881         9,300       2.8
   Time - under $100,000..................          226,874         9,725       5.7             238,540        11,292       6.3
   Time - $100,000 and over...............          644,917        26,502       5.5             448,704        20,242       6.0
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits.....      $ 1,352,831     $  47,081       4.6%        $ 1,153,612     $  41,330       4.8%
---------------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings.................           61,610         2,390       5.2              79,413         3,448       5.8
    Long-term borrowings..................            5,381           264       6.5               7,716           428       7.4
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities..      $ 1,419,822     $  49,735       4.7%        $ 1,240,741     $  45,206       4.9%
---------------------------------------------------------------------------------------------------------------------------------
Demand deposits...........................          990,531                                     816,852
Other liabilities.........................           42,347                                      28,747
Stockholders' equity......................          252,417                                     206,527
                                              ---------------                             ---------------
      Total liabilities and
       stockholders' equity...............      $ 2,705,117                                 $ 2,292,867
                                              ===============                             ===============
Net interest income/net interest margin...                        103,194       5.8%                        $  81,469       5.4%
                                                             ============================                ========================
=================================================================================================================================

/(1)/   Includes nonaccrual loans.
/(2)/ Includes net loan fees of $6.7 million and $3.6 million for the nine months ended September 30, 1996 and 1995, respectively, and $2.3 million and $1.5 million for the three months ended September 30, 1996 and 1995, respectively.


--------------------------------------------------------------------------------

                                      18     Imperial Bancorp  [LOGO OF IMPERIAL
                                                                BANCORP APPEARS
                                                                HERE]

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


------------------------------------------------------------------------------------------------------------------------------------

                                 Three months ended September 30                           Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------------------------

                                         1996 Over 1995                                              1996 Over 1995
(In Thousands)                                           Rate/                                               Rate/
                                Volume       Rate        Volume       Total       Volume        Rate         Volume        Total
------------------------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in:
 Loans, net of unearned
  income and deferred loan
  fees.....................       6,551        964          228        7,743       19,624       4,117          532         24,273
 Trading account securities         373        (54)         (27)         292         (277)       (762)          59           (980)
 Securities available for
  sale.....................       1,982       (371)        (182)       1,429        3,595        (771)        (241)         2,583
 Securities held to
  maturity.................         (13)        19           (3)           3          (59)         83          (20)             4
 Federal funds sold and
  securities purchased
  under resale agreements..         293       (297)         (43)         (47)       1,005        (657)        (124)           224
 Loans held for sale.......          64          7            8           79          162          (7)          (5)           150
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income           $ 9,250     $   268      $  (19)     $ 9,499     $ 24,050    $  2,003       $  201       $ 26,254
-----------------------------------------------------------------------------------------------------------------------------------
 Savings...................         (41)          1          19          (21)        (146)         (3)           1           (148)
 Money market..............         526         134          71          731          472         758          (24)         1,206
 Time - under $100,000.....        (333)       (416)         12         (737)        (551)     (1,046)          30         (1,567)
 Time - $100,000 and over..       3,222        (573)       (229)       2,420        8,830      (1,753)        (817)         6,260
-----------------------------------------------------------------------------------------------------------------------------------

   Total deposits               $ 3,374     $  (854)     $ (127)     $ 2,393     $  8,605    $ (2,044)      $ (810)      $  5,751
------------------------------------------------------------------------------------------------------------------------------------

 Short-term borrowings.....         192         (78)         (8)         106         (774)       (374)          90         (1,058)
 Long-term borrowings......         (38)        (14)          4          (48)        (130)        (50)          16           (164)
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense       $ 3,528     $  (946)      $ (131)     $ 2,451     $  7,701    $ (2,468)      $ (704)      $  4,529
-----------------------------------------------------------------------------------------------------------------------------------
   Changes in net interest
    income                      $ 5,722     $ 1,214       $  112      $ 7,048      $16,349    $  4,471       $  905       $ 21,725

-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                       19    IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]

--------------------------------------------------------------------------------

TABLE 3 - SECURITIES

        (a) Securities Held to Maturity

        The following is a summary for the major categories of securities held to maturity.


        ---------------------------------------------------------------------------------------------------------------------------

                                                                                  Gross           Gross
                                                             Amortized       Unrealized      Unrealized            Fair
        (In Thousands)                                            Cost            Gains          Losses           Value
        ---------------------------------------------------------------------------------------------------------------------------

        September 30, 1996
          Industrial development bonds.................     $    4,244      $      --        $      --      $    4,244
        ---------------------------------------------------------------------------------------------------------------------------

          Total                                             $    4,244      $      --        $      --      $    4,244
        ---------------------------------------------------------------------------------------------------------------------------

        December 31, 1995
           Industrial development bonds.................    $    4,376      $      --        $      --      $    4,376
           Other securities.............................           599             --               --             599
        ---------------------------------------------------------------------------------------------------------------------------
           Total                                            $    4,975      $      --        $      --      $    4,975
        ---------------------------------------------------------------------------------------------------------------------------

          (b) Securities Available for Sale

        The following is a summary for the major categories of securities available for sale.

        ---------------------------------------------------------------------------------------------------------------------------

                                                                                  Gross           Gross
                                                             Amortized       Unrealized      Unrealized            Fair
        (In Thousands)                                            Cost            Gains          Losses           Value
        ---------------------------------------------------------------------------------------------------------------------------

        September 30, 1996
          U.S. Treasury and federal agencies...........     $  326,671      $   1,421        $     (20)     $  328,072
          Mutual funds.................................         66,809             --               --          66,809
          Other securities.............................          4,218             71               --           4,289
        ---------------------------------------------------------------------------------------------------------------------------

          Total                                             $  397,698      $   1,492        $     (20)     $  399,170
        ---------------------------------------------------------------------------------------------------------------------------
        December 31, 1995
          U.S. Treasury and federal agencies...........       $241,649         $4,274        $      (4)       $245,919
          Mutual funds.................................         43,052             --               --          43,052
          Other securities.............................          5,837            504               --           6,341
        ---------------------------------------------------------------------------------------------------------------------------
          Total                                               $290,538         $4,778        $      (4)       $295,312
        ---------------------------------------------------------------------------------------------------------------------------

        Gross realized gains and losses for the three months ended September 30, 1996, were $2,000 and $15,000, respectively. For the same period of 1995, these amounts were $5,000 and $13,000, respectively. For the nine months ended September 30, 1996, gross realized gains and losses were $274,000 and $45,000, respectively, as compared to $422,000 and $163,000, respectively, for the same period of 1995.


--------------------------------------------------------------------------------

                                      20     IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]

--------------------------------------------------------------------------------
   TABLE 4 - REAL ESTATE OWNED

        (a) Real Estate Owned by Type of Project

        At September 30, 1996 and December 31, 1995, real estate owned by type of project is presented in the following table:

        ------------------------------------------------------------------------
                                                  September 30,   December 31,
        (In Thousands)                                 1996           1995
        ------------------------------------------------------------------------
        Acquisition and land development........         $2,708       $  6,908
        Multi-family residential................             --            162
        Single-family residential...............             78          1,325
        ------------------------------------------------------------------------
           Total residential                             $2,786       $  8,395
        ------------------------------------------------------------------------
        Acquisition and land development........            200          5,420
        Retail facilities.......................             --          1,200
        ------------------------------------------------------------------------
           Total non-residential                         $  200       $  6,620
        ------------------------------------------------------------------------
              REO, gross                                 $2,986       $ 15,015
        ------------------------------------------------------------------------
        Less valuation allowance................           (307)        (4,686)
        ------------------------------------------------------------------------
           REO, net                                      $2,679       $ 10,329
        ------------------------------------------------------------------------

        (b) Net Real Estate Owned Expense

        For the three and nine months ended September 30, 1996 and 1995, net real estate owned expense was comprised of the following:

        ------------------------------------------------------------------------
                                      Three months ended     Nine months ended
                                         September 30,          September 30,
        (In Thousands)                 1996       1995        1996       1995
        ------------------------------------------------------------------------
        Net loss (gain) on sale of
         real estate owned.........   $  180       $   (94)    $  157   $  (134)
        Valuation adjustments
         charged to operations.....        -         1,675         (5)    2,664
        Direct holding costs.......      141         1,371      1,117     2,750
        ------------------------------------------------------------------------
        Net real estate owned expense $  321       $ 2,952     $1,269     5,280
        ------------------------------------------------------------------------

        The following table sets forth information regarding the Company's valuation allowance for REO.

        ------------------------------------------------------------------------
                                                September 30,  December 31,
        (In Thousands)                                   1996          1995
        ------------------------------------------------------------------------

        Balance, beginning of year..............     $  4,686     $  6,475
        (Reversal) provision for REO............           (5)       4,547
        REO charged off.........................       (4,374)      (6,336)
        ------------------------------------------------------------------------
        Balance, end of period                       $    307     $  4,686
        ------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      21     IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]

--------------------------------------------------------------------------------

    TABLE 5 - FINANCIAL RATIOS

        ------------------------------------------------------------------------
                                          Three months ended  Nine months ended
                                             September 30,       September 30,
                                             1996      1995      1996     1995
        ------------------------------------------------------------------------
        Net income as a percentage of:(1)
           Average stockholders' equity      12.81%      9.70%    23.31%   9.33%
           Average total assets               1.20       0.85      2.17    0.84
           Average earning assets             1.35       0.97      2.47    0.96
        Average stockholders' equity as a percentage of:
           Average assets                     9.33%      8.80%     9.33%   9.00%
           Average loans                     14.51      13.40     14.08   13.72
           Average deposits                  10.89      10.15     10.77   10.48
        Stockholders' equity at period end as a percentage of:
           Total assets at period end            --        --      8.44%   7.79%
           Total loans at period end             --        --     14.58   13.12
           Total deposits at period end          --        --      9.81    9.38
        ------------------------------------------------------------------------

        (1) Annualized

--------------------------------------------------------------------------------

                                      22     IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]

--------------------------------------------------------------------------------

Exhibits
Part I

   COMPUTATION OF EARNINGS PER SHARE

          Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

          During the periods ended September 30, 1996 and 1995, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.


            Three months ended September 30,   Nine months ended September 30,
          ----------------------------------------------------------------------
                 1996               1995(1)          1996               1995(1)
          ---------------   ----------------------------------   ---------------
           23,975,171         23,087,584       23,552,979         22,880,287

          On September 26, 1996, the Company declared a three-for-two stock split which was distributed on October 18, 1996 to shareholders of record on October 11, 1996. The weighted average shares above reflect the impact of this stock split.

          (1) Adjusted for an 8% stock dividend paid in the first quarter of 1996.

Part II

   OTHER INFORMATION

      ITEM 1   Legal Proceedings

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

      ITEM 2   Changes in Securities

               No events have transpired which would make response to this item appropriate.

      ITEM 3   Defaults upon Senior Securities

               No events have transpired which would make response to this item appropriate.

      ITEM 4   Submission of Matters to a Vote of Securities Holders

               No events have transpired which would make response to this item appropriate.

--------------------------------------------------------------------------------

                                      23     IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]

--------------------------------------------------------------------------------

      ITEM 5   Other Information

               No events have transpired which would make response to this item appropriate.

      ITEM 6   Exhibits and Reports on Form 8-K

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

--------------------------------------------------------------------------------

                                       24    IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]

--------------------------------------------------------------------------------

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IMPERIAL BANCORP

          Dated:   November 12, 1996           By:  /s/ Robert M. Franko
                                                    ----------------------------
                                                    Robert M. Franko
                                                    Executive Vice President and
                                                    Chief Financial Officer

--------------------------------------------------------------------------------

                                      25
                                             IMPERIAL BANCORP [LETTERHEAD OF
                                                               IMPERIAL BANCORP
                                                               APPEARS HERE]