Form 10-K
period 1996-12-31
IMPERIAL BANCORP
filed 1997-03-25
CIK 49899

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

    For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ___________________________ to ____________________________ Commission file number 0-7722

                               IMPERIAL BANCORP
            (Exact name of registrant as specified in its charter)

                 California                             95-2575576
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

       9920 South La Cienega Boulevard
           Inglewood, California                           90301
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (310) 417-5600

Securities registered pursuant to Section 12(b) of the Act:
                                                            None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock: Aggregate market value of Common Stock held by non-affiliates as of March 1, 1997: $496,492,406.

Number of Shares of Common Stock outstanding as of March 1, 1997: 25,608,354 shares.

Debt Securities: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due 1999. As of December 31, 1996, $3,373,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.

Documents Incorporated By Reference: Sections of a Proxy Statement which will be filed within 120 days of Fiscal Year Ended December 31, 1996 are incorporated by reference into Part III hereof.

This report includes a total of 67 pages. Exhibit Index begins on page 62.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

--------------------------------------------------------------------------------

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

TABLE OF CONTENTS

 Five Year Summary of Selected Financial Information.........    4
 Financial Review............................................    5
  Average Balances, Yields and Rates Paid....................    6
  Interest Rate Sensitivity..................................   10
  Analysis of the Allowance for Loan Losses..................   16
  Allocated Allowance for Loan Losses........................   16
 Financial Statements
 Consolidated Balance Sheet..................................   21
 Consolidated Statement of Income............................   22
 Consolidated Statement of Changes in Stockholders' Equity...   23
 Consolidated Statement of Cash Flows........................   24
 Notes to Consolidated Financial Statements..................   25
 Independent Auditors' Report................................   47
 Selected Statistical Information
  Securities.................................................   48
  Maturity Distribution of Loans.............................   48
  Deposits...................................................   48
  Financial Ratios...........................................   49
  Common Stock and Shareholder Data..........................   49
  Quarterly Data.............................................   50
  Analysis of Changes in Net Interest Margin.................   51
 Description of Business.....................................   52
 Directory...................................................   57
 Signatures..................................................   59
 Form 10-K Cross Reference Index.............................   60
 Exhibits Index..............................................   61

FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION
IMPERIAL BANCORP AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS,                   -----------------------------------------------------------------------------
EXCEPT PER SHARE DATA)                          1996            1995          1994           1993            1992
----------------------------------------------------------------------------------------------------------------------
Summary of Operations
  Interest income....................... $   209,156     $   174,779    $  135,772     $  139,704      $  220,619
  Interest expense......................      68,054          60,154        37,415         36,280         101,683
----------------------------------------------------------------------------------------------------------------------
    Net interest income.................     141,102         114,625        98,357        103,424         118,936
  Provision for loan losses.............       6,881          16,122        12,174         41,977          20,859
----------------------------------------------------------------------------------------------------------------------
    Net interest income after
     provision for loan losses..........     134,221          98,503        86,183         61,447          98,077
  Noninterest income....................      63,080          43,546        34,572         38,015          60,023
  Gains - Imperial Credit
   Industries, Inc. stock...............      36,411              --            --         14,538           5,033
----------------------------------------------------------------------------------------------------------------------
  Total operating income................     233,712         142,049       120,755        114,000         163,133
  Personnel expense.....................      64,876          47,702        47,087         40,483          58,538
  Other noninterest expense.............      63,256          62,622        63,078         72,557          80,925
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes
   and minority interest................     105,580          31,725        10,590           960           23,670
    Income tax provision (benefit)......      43,278          10,071         3,968          (345)          12,756
    Minority interest in income of
     consolidated subsidiary............          --              --            --            --            2,974
  Income from continuing operations.....      62,302          21,654         6,622         1,305            7,940
  (Loss) income from operations of
    discontinued operation, net of tax..      (8,168)          1,523            21          (251)              --
  Net income............................ $    54,134     $    23,177   $     6,643      $  1,054         $  7,940
----------------------------------------------------------------------------------------------------------------------
Income per Share(1)
    Income per share from
     continuing operations..............       $2.39           $0.86        $0.27          $0.06            $0.34
    Net income per share................        2.07            0.92         0.27           0.05             0.34
----------------------------------------------------------------------------------------------------------------------
At Year End
  Assets................................ $ 3,350,170     $ 2,788,374   $2,378,709     $2,794,517       $3,405,971
  Net loans.............................   2,026,997       1,661,945    1,335,074      1,431,959        1,615,641
  Deposits..............................   2,950,277       2,363,616    1,959,710      2,387,759        3,027,493
  Short-term borrowings.................      44,897         159,636      190,919        193,616          149,273
  Long-term borrowings..................       4,455           5,906        8,153          9,866           11,252
  Stockholders' equity..................     286,351         228,236      197,776        185,205          184,048

Financial Ratios
  Return on average equity..............       20.83%          11.03%        3.46%          0.57%            4.35%
  Return on average assets..............        1.94            1.00         0.30           0.04             0.22
  Average equity-to-average assets......        9.33            9.04         8.64           7.02             5.11
Capital Ratios for Imperial Bank
  Leverage ratio........................         8.7%            8.6%         9.0%           6.9%             6.1%
  Risk based capital
    Tier I capital...................... $   260,654     $   211,212    $  190,355    $  185,142       $  201,644
    Total capital.......................     296,024         239,678       213,003       209,462          229,868
    Tier I capital ratio................         9.2%            9.3%         10.6%          9.6%             9.0%
    Total capital ratio.................        10.5            10.6          11.9          10.9             10.2
Average Balances
  Total assets.......................... $ 2,785,089     $ 2,326,308    $2,224,856    $2,645,492       $3,568,402
  Earning assets........................   2,449,148       2,031,551     1,887,389     2,207,159        3,189,583
  Loans.................................   1,836,864       1,540,940     1,361,630     1,481,231        1,794,586
  Total deposits........................   2,412,150       2,006,737     1,903,203     2,258,201        3,122,316
  Stockholders' equity..................     259,823         210,188       192,172       185,712          182,362
Common Share and Stockholder Data(1)
  Market price, end of year.............      $21.82          $13.75         $6.75         $6.75            $4.61
  Book value, end of year...............       11.28            9.27          8.24          8.02             8.00
  Average common and common equivalent
   shares outstanding...................  26,116,767      25,168,985    24,200,733    23,431,464       23,304,714
----------------------------------------------------------------------------------------------------------------------
(1) Adjusted for stock dividends declared and paid in 1992 through first quarter 1997 and a 3-for-2 stock split effected in 1996.
----------------------------------------------------------------------------------------------------------------------

FINANCIAL REVIEW

The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp (the "Company") and its results of operations. It should be read in conjunction with the audited consolidated financial statements and footnotes appearing elsewhere in this report.

PERFORMANCE SUMMARY

The Company posted significantly improved income for 1996. Net income for the year ended December 31, 1996 increased 134% to $54.1 million or $2.07 per share. For 1995, the Company earned $23.2 million or $0.92 per share. Net income for 1996 was positively impacted by an after-tax gain of $21.0 million realized from the sale of a portion of the Company's investment in Imperial Credit Industries, Inc. (NASDAQ: NM: ICII) ("ICII"), and from the sale of stock by ICII. Additionally, net income increased $6.8 million after-tax which represented the Company's share of ICII's total gain associated with the sale of a portion of its investment in Southern Pacific Funding Corporation (NYSE: SFC) ("SPFC") through an initial public offering. These increases were partially offset by losses of $8.2 million, net of tax, associated with the Company's discontinued precious metals operation.

Income as measured by return on average total assets was 1.94% for the year ended December 31, 1996, as compared to 1.00% for the year ended December 31, 1995. Return on average stockholders' equity was 20.83% for the year ended December 31, 1996, a significant increase from the 11.03% return on average stockholders' equity for 1995.

The increase in net income, excluding the gains associated with ICII mentioned above, the discontinued operation, the impact of donations of ICII stock to not-for-profit organizations, and the 1995 gain on sale of merchant accounts, ("core net income") in 1996 was driven by several factors, including a 19% increase in average loans from the prior year; improved net interest income; decreases in loan loss provision and net real estate-owned ("REO") expense, and continued growth in fee-based activities. The increase in core net income was partially offset by increases in salaries and benefits expense, customer services and professional and consulting fees.

Net interest income and net interest margin for the year ended December 31, 1996 were $141.1 million and 5.8%. This compares to net interest income and net interest margin of $114.6 million and 5.7% for the year ended December 31, 1995.

Noninterest income for year ended December 31, 1996 totaled $99.5 million compared to $43.5 million for 1995. Excluding non-core business items, noninterest income for the year ended December 31, 1996 totaled $47.6 million compared to $37.1 million for 1995, a 28% improvement. The increase for the year was mainly attributable to a $16.3 million improvement in the Company's share of income from ICII of which $11.8 million represented the Company's share of the gains realized by ICII on its sale of SPFC stock. The Company also recorded improvements in other fee-based income in 1996, including trust fees, international fees, service charges on deposits and commissions related to the sale of non-proprietary mutual funds. Offsetting these increases was a reduction in merchant card servicing fees.

Noninterest expenses amounted to $128.1 million for the year ended December 31, 1996. This compares to $110.3 million reported for 1995. This increase was primarily related to the addition of personnel and the opening of one new regional office and several loan production offices during 1996 as well as increases in customer services and professional and consulting expenses. Partially offsetting these increases were reductions in REO expense, regulatory assessments and data processing costs.

At December 31, 1996, the Company's total assets were $3.4 billion, total loans were $2.1 billion and stockholders' equity and allowance for loan losses totaled $322 million. This compares favorably to total assets of $2.8 billion, total loans of $1.7 billion and stockholders' equity and allowance for loan losses of $266 million at December 31, 1995.

Total deposits at December 31, 1996, were $3.0 billion of which $1.5 billion, or 50%, were noninterest bearing demand deposits. At the previous year end, total deposits were $2.4 billion, including $1.1 billion, or 48%, demand deposits. The overall funding base of the Company is enhanced by a sizable level of demand deposits resulting from the Company's long standing relationships with the real estate services industry.

Nonaccrual loans of $20.4 million at December 31, 1996 decreased $8.5 million from year end 1995 while REO of $2.1 million at December 31, 1996, decreased $8.2 million from year end 1995. For the year ended December 31, 1996, the provision for loan losses totaled $6.9 million, a decrease of $9.2 million from the year ended December 31, 1995. REO expenses totaled $1.9 million for 1996 as compared to $8.5 million in 1995.

At December 31, 1996, the allowance for loan losses amounted to $36.1 million or 1.8% of total loans as compared to $37.4 million or 2.2% of total loans at December 31, 1995. The allowance for loan losses coverage of nonaccrual loans at year end 1996 approximated 177%, an increase from 129% at December 31, 1995.

Imperial Bank is classified "Well Capitalized" with leverage, Tier I and total capital ratios at December 31, 1996, of 8.7%, 9.2% and 10.5%, respectively, as compared to 8.6%, 9.3% and 10.6%, respectively, the year earlier.

EARNINGS PERFORMANCE

AVERAGE BALANCES, YIELDS AND RATES PAID (1)
-------------------------------------------------------------------------------

                                                           1996
-------------------------------------------------------------------------------
                                                        INTEREST
                                           AVERAGE       INCOME/    AVERAGE
(IN THOUSANDS)                             BALANCE       EXPENSE     RATE %
-------------------------------------------------------------------------------
Earning assets:
  Loans (2).............................    $1,836,864  $173,734(3)    9.5%
  Deposits placed with banks............            --        --        --
  Trading instruments...................        59,767     2,971       5.0
  Securities available for sale.........       357,837    21,675       6.1
  Securities held to maturity...........         4,313       306       7.1
  Federal funds sold and securities
   purchased under resale agreements....       185,659     9,970       5.4
  Loans held for sale...................         4,708       500      10.6
-------------------------------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS           $2,449,148  $209,156       8.5%
-------------------------------------------------------------------------------
Allowance for loan losses...............       (39,429)
Cash....................................       249,341
Other assets............................       126,029
                                            ----------
  Total assets..........................    $2,785,089
                                            ----------
Interest-bearing liabilities:
  Savings...............................        18,277  $    456       2.5%
  Money market..........................       485,295    14,802       3.1
  Time - under $100,000.................       218,064    12,467       5.7
  Time - $100,000 and over..............       671,357    36,826       5.5
-------------------------------------------------------------------------------
    TOTAL INTEREST-BEARING DEPOSITS         $1,392,993  $ 64,551       4.6%
-------------------------------------------------------------------------------
  Short-term borrowings.................        61,361     3,160       5.1
  Long-term borrowings..................         5,154       343       6.7
-------------------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES      $1,459,508  $ 68,054       4.7%
-------------------------------------------------------------------------------
  Demand deposits.......................     1,019,157
  Other liabilities.....................        46,601
  Stockholders' equity..................       259,823
                                            ----------
    Total liabilities and
      stockholders' equity..............    $2,785,089
                                            ----------
  NET INTEREST INCOME/
    NET INTEREST MARGIN                                 $141,102       5.8%
                                                        --------      ----

-------------------------------------------------------------------------------

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average balance includes nonaccrual loans.
(3) Includes net loan fee income of $9.7 million, $5.4 million, $4.4 million and $3.9 million for the years ended December 31, 1996, 1995, 1994 and 1993, respectively.

NET INTEREST INCOME: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and cost of interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the year ended December 31, 1996, net interest income increased to $141.1 million from $114.6 million in 1995.

The Company's net interest margin increased slightly to 5.8% for 1996 from 5.7% for 1995. Net interest income and net interest margin for the year ended December 31, 1995 were negatively impacted by the Company's derivative financial instruments outstanding during 1995. The impact was a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin for the year ended December 31, 1995. Excluding the $7.2 million reduction in net interest income for the year ended December 31, 1995, net interest margin for 1996 decreased by 32 basis points. This decline in spread resulted primarily from the decrease in the Company's base lending rate which averaged 8.29% for 1996 compared with 8.83% for 1995 and decreased more rapidly than its borrowing rates. Despite the decline in spread, net interest income increased $19.3 million in 1996, excluding the $7.2 million reduction to net interest income in 1995.

-----------------------------------------------------------------------------------------------------------------------------
                   1995                                   1994                                         1993
-----------------------------------------------------------------------------------------------------------------------------
                 INTEREST                                INTEREST                                    INTEREST
   AVERAGE       INCOME/      AVERAGE      AVERAGE       INCOME/       AVERAGE      AVERAGE          INCOME/        AVERAGE
   BALANCE       EXPENSE       RATE %      BALANCE       EXPENSE        RATE %      BALANCE          EXPENSE        RATE %
-----------------------------------------------------------------------------------------------------------------------------
$1,540,940     $143,627(3)      9.4%      $1,361,630    $112,799(3)      8.3%       $1,481,231       $113,671(3)     7.7%
        --           --          --               --          --          --            14,953            846        5.7
    52,759        3,516         6.7           42,179       2,366         5.6            85,916          4,709        5.5
   265,422       17,349         6.5          295,283      12,459         4.2           329,903         10,423        3.2
     5,619          311         5.5            5,860         345         5.9            12,383            813        6.6
   164,359        9,707         5.9          172,070       7,153         4.2           273,964          8,663        3.2
     2,452          269        11.0           10,367         650         6.3             8,809            579        6.6
-----------------------------------------------------------------------------------------------------------------------------
$2,031,551     $174,779         8.7%      $1,887,389    $135,772         7.2%       $2,207,159       $139,704        6.3%
-----------------------------------------------------------------------------------------------------------------------------
   (39,993)                                  (41,869)                                  (39,582)
   210,500                                   229,031                                   292,365
   124,250                                   150,305                                   185,550
------------                             -------------                              ------------
$2,326,308                                $2,224,856                                $2,645,492
------------                             -------------                              ------------

$   24,554   $      613         2.5%        $ 26,420   $     654         2.5%       $   29,812       $    720        2.4%
   442,702       12,614         2.8          465,755      11,129         2.4           480,751         11,092        2.3
   233,726       14,682         6.3          174,655       7,575         4.3           178,103          7,243        4.1
   462,818       27,582         6.0          324,384      13,826         4.3           330,667         12,017        3.6
-----------------------------------------------------------------------------------------------------------------------------
$1,163,800   $   55,491         4.8%        $991,214   $  33,184         3.3%       $1,019,333       $ 31,072        3.0%
-----------------------------------------------------------------------------------------------------------------------------
    72,077        4,135         5.7           99,208       3,606         3.6           170,194          4,486        2.6
     7,260          528         7.3            9,176         625         6.8            10,607            722        6.8
-----------------------------------------------------------------------------------------------------------------------------
$1,243,137   $   60,154         4.8%      $1,099,598   $  37,415         3.4%       $1,200,134       $ 36,280        3.0%
-----------------------------------------------------------------------------------------------------------------------------
   842,937                                   911,989                                 1,238,868
    30,046                                    21,097                                    20,778
   210,188                                   192,172                                   185,712
------------                             -------------                             -------------
$2,326,308                                $2,224,856                                $2,645,492
------------                             -------------                             -------------
              $ 114,625         5.7%                   $  98,357         5.2%                        $103,424        4.7%
             -------------------------                ------------------------                      -----------------------
-----------------------------------------------------------------------------------------------------------------------------

As illustrated by the table above and the Analysis of Changes in Net Interest Margin (see page 51), the growth in the Company's loan portfolio had a much greater impact on net interest income than the change in rates. The Company's average loan portfolio for the year ended December 31, 1996 grew $296 million, or 19% from 1995. Average demand deposit levels for the year ended December 31, 1996 increased approximately $176 million from the prior year while average CD balances increased $193 million. The growth in the Company's CD portfolio and the demand deposit base funded the Company's growth in average earning assets which grew $418 million, or 21% from 1995.

In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $11.2 million and $8.8 million, respectively, for the years ended December 31, 1996 and 1995. The net interest margin for both years would have been 5.3%.

NONINTEREST INCOME: Noninterest income amounted to $99.5 million for 1996 as compared to $43.5 million for 1995. The table below shows the major components of noninterest income.

-------------------------------------------------------------
(IN THOUSANDS)                                  1996     1995
-------------------------------------------------------------
Service charges on deposit accounts.....     $ 4,892  $ 4,328
Trust fees..............................       8,592    7,646
Gain on origination and sale of loans...       3,222    2,265
Equity in net income of Imperial Credit
 Industries, Inc........................      21,444    5,192
Other service charges and fees..........      10,122    6,500
Merchant and credit card fees...........       2,395    4,855
Gain on securities available for sale...         229      260
Gain on trading instruments.............       3,197    2,852
Gain on sale of merchant card accounts..          --    6,400
Gain on sale of investment in Imperial
 Credit Industries, Inc.................      25,650       --
Gain resulting from sale of stock by
 Imperial Credit Industries, Inc........      10,761       --
Appreciation of donated Imperial Credit
 Industries, Inc. common stock..........       3,698       --
Other income............................       5,289    3,248
-------------------------------------------------------------
  TOTAL                                      $99,491  $43,546
-------------------------------------------------------------

Noninterest income for the year ended December 31, 1996 was significantly impacted by gains realized from the sale of a portion of the Company's investment in ICII. In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. As such, the Company recorded a $10.8 million pre-tax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII.

In addition, the Company realized a significant increase in equity in the net income of ICII in 1996. In June 1996, ICII sold 2.3 million shares of their subsidiary, SPFC, in connection with SPFC's initial public offering of 5.7 million shares. In the fourth quarter of 1996, ICII sold an additional 1.0 million shares of SPFC to the public. ICII's sale of its SPFC stock resulted in a pre-tax gain to ICII of $82.7 million. The Company's net equity in this pre-tax gain realized by ICII approximated $11.8 million and is included in the consolidated statement of income as "Equity in net income of Imperial Credit Industries, Inc." Excluding the gains from the SPFC transaction, the equity in net income of ICII increased $4.4 million in 1996 despite the reduction in ownership percentage to approximately 25%. The improvement was due to ICII's greater volume and higher profitability on loan sales executed through securitization transactions as well as a full year of income realized by ICII from new businesses acquired by ICII in 1995.

Also increasing noninterest income was $3.7 million in appreciation of ICII stock which was donated to not-for-profit organizations during 1996. The appreciation represents the difference between the market value and book value of the ICII shares on the date they were donated. The Company recorded a corresponding charitable donation expense in noninterest expenses (see Noninterest Expense).

Excluding the non-core items, noninterest income for 1996 increased $10.4 million, or 28% from 1995. The Company recorded higher gains from the origination and sales of SBA loans as loan volumes have increased over the prior year. This line of business generated an additional $1.0 million for the year ended December 31, 1996. Trust revenues from the Company's trust subsidiary, Imperial Trust Company, increased $0.9 million, or 12% from 1995 as a result of the Trust Company's increase in assets under management from $6.8 billion at December 31, 1995 to $7.5 billion at December 31, 1996. The $3.6 million increase in other service charges and fees that occurred in 1996 related to various activities, most significant of which were the following: loan processing and servicing fees increased $1.8 million; commissions related to the sale of non-proprietary mutual funds improved $0.8 million; and international fees increased $0.6 million. These increases were all related to larger volumes in their respective operations. Other income improved $2.0 million in 1996 mainly due to an improvement in income on other equity investments and gain on sales of the Company's other equity investments.

Partially offsetting the overall increase in noninterest income was a $2.5 million decline in merchant and credit card fees that resulted from the fourth quarter 1995 sale of a portion of the Company's merchant card accounts.

NONINTEREST EXPENSE: Noninterest expense totaled $128.1 million for the year ended December 31, 1996 compared to $110.3 million for the prior year. The table below shows the major components of noninterest expense.

-------------------------------------------------------------
(IN THOUSANDS)                            1996       1995
-------------------------------------------------------------
Salary and employee benefits.......   $ 64,876   $ 47,702
Net occupancy expense..............      9,165      8,861
Furniture and equipment............      5,048      4,935
Data processing....................      6,419      7,738
Customer services..................     11,178      8,842
Net real estate owned expense......      1,876      8,508
Regulatory assessments.............        298      3,225
Professional and consulting........      5,967      3,526
Business development...............      3,659      3,079
Lawsuit settlements................        679     (1,134)
Charitable donations...............      5,024        142
Other expense......................     13,943     14,900
-------------------------------------------------------------
  TOTAL                               $128,132   $110,324
-------------------------------------------------------------

The increase in noninterest expense was partially attributable to the charitable donations of ICII stock during 1996 and to the favorable settlement of a lawsuit which reduced noninterest expense for 1995.

Excluding the impact of the donations and prior year lawsuit settlement, noninterest expense rose $11.7 million in 1996. This increase was primarily due to the rise in salary and benefit costs. In addition to opening a new banking office in Fresno, California and loan production offices in Boston,
Massachusetts: Austin, Texas: and Phoenix, Arizona, the Company's focus on growth has centered around an investment in people resulting in a $5.9 million increase in personnel expenses for the year ended 1996 when compared to the year ended 1995. This investment was made to take advantage of the growing California economy and to enhance the Company's existing presence in various industry segments. Also, the Company adopted an additional deferred compensation plan on January 1, 1996 which added approximately $3.2 million to benefit costs for the year. As a result of the greater profitability realized in 1996, expenses related to incentive compensation for the year ended 1996 increased $4.8 million over the prior year. Effective January 1, 1996, the Company increased the match on its 401-K Plan which increased expenses related to the plan by $0.6 million for 1996 when compared to 1995.

Customer service costs related to demand deposits including accounting, courier and other deposit related services increased $2.3 million in 1996 due to increased average demand deposits volumes as these costs are a function of deposit volume and interest rates. The Company incurred higher professional and consulting fees during the year ended December 31, 1996. Increased consulting expenses accounted for approximately $1.3 million of the increase. The Company had retained the services of outside consultants to assist in the implementation of its cost containment and revenue enhancement programs.

Offsetting these increases in noninterest expense were decreases in the following components of noninterest expense. Regulatory assessments decreased $2.9 million in 1996 due to a reduction in the FDIC deposit insurance premium that occurred in the third quarter of 1995. The decline in data processing costs of $1.3 million in 1996 resulted partially from the sale of the Company's merchant card accounts in the fourth quarter of 1995. REO expenses totaled $1.9 million in 1996, a decrease of $6.6 million from 1995. This decline was mainly due to a decrease in REO activity in 1996 resulting in direct holding costs decreasing by $3.1 million and the provision for REO decreasing by $4.1 million as compared to 1995.

INCOME TAXES

The Company recorded income tax expense from continuing operations of $43.3 million for the year ended December 31, 1996 representing an effective tax rate of approximately 41.0%. For 1995, the Company's income tax expense from continuing operations and effective tax rate approximated $10.1 million and 31.7%. During 1995, the Company recorded a $0.9 million reduction of tax expense to reflect the finalization of prior years income tax issues. Also in 1995, the Company reduced the valuation allowance on its deferred tax assets by approximately $2.3 million. Excluding these items, the Company's effective tax rate from continuing operations would have been 41.7% for 1995. At December 31, 1996, the Company had a net deferred tax liability of $1.5 million, compared to a $4.4 million net deferred tax asset at December 31, 1995. The Company's deferred tax asset is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1997.

DISCONTINUED OPERATION: In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $9.8 million, net of tax, in 1996. This included provisions for operational losses of $2.8 million, net of tax, recorded as a result of recent developments occurring during the fourth quarter of 1996. The provision, in addition to all of the results of operations from this division, is reflected in the consolidated statement of income as "(Loss) income from operations of discontinued operation, net of tax." Substantially all of the activities of the precious metals division were terminated as of December 31, 1996.

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

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $1.0 billion for the year ended December 31, 1996 compared to $843 million for 1995. The Company's average demand deposits and average stockholders' equity funded 46% and 45%, respectively, of average total assets for the years ended December 31, 1996 and 1995.

These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During 1996, the Company experienced a net cash outflow from its investing activities of $386 million. This net outflow in investing activities resulted primarily from the growth in the Company's loan portfolio, an outflow of $359 million. The outflows were offset by the $473 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $104 million in certificates of deposit and $483 million in demand deposits, savings and money market accounts. These deposit inflows were partially offset by $115 million of outflows attributable to short-term borrowings.

Imperial Bancorp (the "Parent Company") liquidity is managed through the purchase and sale of securities available for sale. This activity is directly correlated to the activity in commercial paper. The Parent Company's only source of funds for its annual sinking fund obligations on the Floating Rate Notes and Debentures and other operating expenses is preferred and common stock dividends received from Imperial Bank, the Company's principal subsidiary (the "Bank").

INTEREST RATE SENSITIVITY MANAGEMENT: The primary objectives of the asset liability management process are to provide a stable net interest margin, generate net interest income to meet the Company's earnings objectives, and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's consolidated balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pre-tax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

Each month the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on pre-tax interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact of these projected rate changes on its entire on and off-balance sheet position or any particular segment of the consolidated balance sheet.

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates.

-----------------------------------------------------------------------------------------------------------------------------------
                                                           GREATER      GREATER      GREATER      GREATER
                                                              THAN         THAN         THAN         THAN          NON
                                                   0-3         3-6         6-12          1-5            5     INTEREST-
(IN THOUSANDS)                                  MONTHS      MONTHS       MONTHS        YEARS        YEARS      BEARING        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
  Trading instruments(1)...............     $   64,887  $       --   $       --   $       --   $       --  $        --   $   64,887
  Securities available for sale.........       398,284      10,039          406       10,309        7,298           --      426,336
  Securities held to maturity...........            --          --          998           --        3,195           --        4,193
  Federal funds sold and securities
   purchased under resale agreements....       357,000          --           --           --           --           --      357,000
  Loans held for sale(1)...............          5,531          --           --           --           --           --        5,531
  Loans:(2)
    Commercial loans....................     1,520,237       1,809        8,614       44,253       10,307        9,382    1,594,602
    Real estate loans...................       155,001      16,062       39,061      187,374       39,584       10,760      447,842
    Consumer loans......................        19,844           9           43          460           --          248       20,604
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL LOANS                               $1,695,082  $   17,880   $   47,718   $  232,087   $   49,891  $    20,390   $2,063,048
------------------------------------------------------------------------------------------------------------------------------------

  Allowance for loan losses.............            --          --           --           --           --      (36,051)     (36,051)

  Non-earning assets....................            --          --           --           --           --      465,226      465,226

------------------------------------------------------------------------------------------------------------------------------------

  TOTAL ASSETS                              $2,520,784  $   27,919   $   49,122   $  242,396   $   60,384  $   449,565   $3,350,170
------------------------------------------------------------------------------------------------------------------------------------

Sources of Funds:
  Deposits:
    Demand..............................            --          --           --           --           --    1,465,324    1,465,324
    Savings.............................        17,324          --           --           --           --           --      17,3324
    Money market........................       596,967          --           --           --           --           --      596,967
    Time - under $100,000...............        81,652      29,509       55,821        2,511           --           --      169,493
    Time - $100,000 and over............       517,644     100,959       80,614        1,952           --           --      701,169
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL DEPOSITS                            $1,213,587  $  130,468   $  136,435   $    4,463   $       --  $ 1,465,324   $2,950,277
------------------------------------------------------------------------------------------------------------------------------------

  Short-term borrowings.................        44,897          --           --           --           --           --       44,897
  Long-term borrowings..................         3,373          --           --        1,082           --           --        4,455
  Noninterest bearing liabilities.......            --          --           --           --           --       64,190       64,190
  Equity................................            --          --           --           --           --      286,351      286,351
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND EQUITY              $1,261,857  $  130,468   $  136,435   $    5,545   $       --  $ 1,815,865   $3,350,170
------------------------------------------------------------------------------------------------------------------------------------

  INTEREST SENSITIVITY GAP                  $1,258,927  $ (102,549)  $  (87,313)  $  236,851   $  60,384   $(1,366,300)  $       --
------------------------------------------------------------------------------------------------------------------------------------

  CUMULATIVE INTEREST SENSITIVITY GAP       $1,258,927  $1,156,378   $1,069,065   $1,305,916   $1,366,300  $        --   $       --
------------------------------------------------------------------------------------------------------------------------------------

(1)  Trading account securities and loans held for sale are sold within 90 days.
(2)  The noninterest bearing column consists of nonaccrual loans.
------------------------------------------------------------------------------------------------------------------------------------

The gap is considered positive when the amount of interest rate sensitive assets which reprice over a given time period exceeds the amount of interest rate sensitive liabilities and is negative when the reverse is true. During a period of rising interest rates, a positive gap tends to result in increased net interest income while a negative gap would have an adverse effect on net interest income. As illustrated by the table, the Company maintained positive three month and one year gaps at December 31, 1996 of approximately $1.3 billion and $1.1 billion, respectively, as compared to positive three month and one year gaps of $986 million and $759 million at December 31, 1995. These positive cumulative gap positions indicate that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. The Company's asset sensitivity, as measured by its cumulative positive one year gap, increased from year end 1995 as it is no longer impacted by its interest rate swaps which matured in the first quarter of 1996. In addition, the Company's demand deposit balances at year end exceeded its average demand deposits for the year by approximately $446 million. As this excess liquidity at year end is invested in highly liquid instruments such as Federal funds sold and securities available for sale, the result is an increase in the three month and one year positive gaps and in turn, the Company's asset sensitivity.

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

The Company developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps are purchased.

Based on its strategy and the general asset sensitive nature of the consolidated balance sheet, the Company purchased over the counter interest rate floors in the first quarter of 1996 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at December 31, 1996, matured unexercised in the first quarter of 1997. In the first, second, and third quarter of 1996, the Company purchased $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $500 million per quarter beginning in the second quarter of 1997. The floors maturing in the second and third quarter of 1997 provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain of these floors approximated $50,000 at December 31, 1996. In the fourth quarter of 1996, the Company purchased an additional $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $1.0 billion per quarter beginning in the second quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 4.0%. The unrealized gain of these floors approximated $150,000 at December 31, 1996.

In January 1996, the Company purchased exchange traded interest rate caps with a notional value of $500 million at December 31, 1996. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps and mature during the second quarter of 1997. The unrealized gain on these caps approximated $6,000 at December 31, 1996. In the fourth quarter of 1996, the Company purchased an additional $1.0 billion of exchange traded caps. The caps mature at the rate of $500 million per quarter beginning in the third quarter of 1997 and provide the Company protection in the event that the three month LIBOR increases above the 7.5% strike price. The approximate unrealized gain of these caps at December 31, 1996 approximated $31,000. The unamortized premiums paid for floors and caps described above approximated $0.5 million at December 31, 1996.

The following table summarizes the Company's derivative instruments at December 31, 1996.

-----------------------------------------------------------------------------
                               NOTIONAL
(IN THOUSANDS)                   AMOUNT              TERMS AND MATURITY
-----------------------------------------------------------------------------

INTEREST RATE CAPS PURCHASED

Exchange traded..............   $  1,500,000    $500,000 maturing per quarter in
                                                second, third and fourth quarter
                                                1997
INTEREST RATE FLOORS PURCHASED

Exchange traded..............   $  4,000,000    $500,000 maturing per quarter in
                                                second, third and fourth quarter
                                                1997, first quarter 1998.
                                                $1,000,000 maturing per quarter
                                                in second and third quarter 1998

Over the counter.............   $    500,000    Matured but unexercised in first
                                                quarter 1997
-----------------------------------------------------------------------------

Many of the derivative financial contracts entered into in late 1993 and 1994, which included interest rate swaps with embedded options and associated written options, and purchased options, expired during 1995 although some were still outstanding at year end 1995. The interest rate swaps with embedded options had a notional value of $200 million at December 31, 1995 and matured in the first quarter of 1996. The swaps contained embedded option contracts with strike prices which increased at the rate of 25 basis points per quarter which capped the rate received on the interest rate swap. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing LIBOR indexed asset to retain some asset sensitivity.

The interest rate swaps with linked written options had a notional value of $100 million at December 31, 1995 and matured in the first quarter of 1996. The linked options, in the same manner as the embedded options, were intended to cap the rate received on the interest rate swaps at escalating strike prices built into the options. These linked options expired during 1995.

The impact of the Company's derivative financial instruments discussed above was a $0.7 million increase in net interest income and a 3 basis point increase in net interest margin for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, the economic impact of the Company's derivative financial instruments were $7.2 million and $4.9 million reductions in net interest income and 35 basis point and 27 basis point reductions in net interest margin, respectively. The impact of these instruments in 1995 was partially offset by the recognition of a $2.3 million premium received on the linked written option which had been deferred until the final maturity of the these options in the fourth quarter of 1995.

BALANCE SHEET ANALYSIS

CASH AND DUE FROM BANKS: On average in 1996, nine percent of the Company's assets were maintained in cash and due from banks. This reflects the large volume and size of demand deposits. Average cash and due from banks for the year ended December 31, 1996 was $249 million, up from the prior year average of $211 million primarily due to the increase in average demand deposits.

SECURITIES: Trading instruments totaled $64.9 million at December 31, 1996 as compared to $40.1 million at year end 1995. The Company maintained average balances in its trading portfolio of $59.8 million and $52.8 million, respectively, for the years ended 1996 and 1995. The Company engages in trading SBA loan certificates, foreign currencies and in a limited capacity, precious metals. Due to the discontinuance of the precious metals division in 1996, the Company traded precious metals as a courtesy to those customers in the process of leaving the Bank. Approximately $41.4 million of the Company's year end trading account balances were related to SBA loan certificates, $16.5 million related to the Company's net long position in its precious metals trading portfolio and $3.2 million related to its physical position in foreign currency. The increase in the trading instruments balance was mainly attributable to a change from a net short position in 1995 to a net long position in the Company's precious metals trading portfolio.

The Company's short-term investments, including securities available for sale and Federal funds sold and securities purchased under resale agreements, averaged $544 million for 1996 compared to $430 million for 1995. These investments amounted to $783 million at year end 1996 and $721 million at year end 1995. The increase in the year end 1996 balance of these securities is directly related to the increase in demand deposits at year end 1996. The following table illustrates the carrying value of the Company's investment and available for sale portfolios for each of the past three years.

------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                  1996         1995      1994
------------------------------------------------------------------------------
Securities held to maturity:
  Industrial development bonds..........    $  4,193     $  4,376  $  4,546
  Other securities......................          --          599     1,600
------------------------------------------------------------------------------
    TOTAL                                   $  4,193     $  4,975  $  6,146
------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and federal agencies....    $387,667     $245,919  $320,949
  Mutual funds invested in short-term
   government securities................      31,095       43,052    56,915
  Other securities......................       7,574        6,341    10,385
------------------------------------------------------------------------------
    TOTAL                                   $426,336     $295,312  $388,249
------------------------------------------------------------------------------

Securities available for sale were utilized as the primary liquidity tool during 1996 as they averaged $358 million in 1996 compared to $265 million in 1995. For both 1996 and 1995, securities available for sale were comprised mainly of SBA, federal agency, U.S. Treasury securities and short-term government cash mutual funds. To a lesser extent, the Company also used Federal funds sold and securities purchased under resale agreements to manage its liquidity during 1996. These securities averaged $186 million during 1996 compared to $164 million in 1995.

The Company maintains securities available for sale at fair value with unrealized gains and losses reported as a separate component of stockholders' equity net of tax. The Company reported unrealized gains of $1.2 million and $2.7 million at December 31, 1996 and 1995, respectively.

LOANS HELD FOR SALE: Loans held for sale approximated $5.5 million and $2.6 million at December 31, 1996 and 1995, respectively. These balances are comprised entirely of SBA loans originated by the Company. The Company sells the guaranteed portion and the allowable unguaranteed portion of these loans into the secondary market while retaining a percentage of the unguaranteed portion for its own portfolio as well as the servicing rights.

LOAN COMPOSITION: The loan portfolio totaled $2.1 billion at December 31, 1996, an increase of $364 million from the prior year end. The increase in loan balances came primarily from the Bank's commercial loan portfolio which grew $356 million, or 29%, mainly as a result of increased loan demand in 1996. Included in the commercial loan growth was increased participation in nationally syndicated credit facilities which accounted for $140 million, or 39%, of the Company's loan growth during 1996. These participated credits are primarily Fortune 500 companies diversified among various commercial industries and the gaming industry. All other commercial loans are broadly diversified among many industries including high technology, entertainment, health care, manufacturing, distribution, retail and garment with no significant concentrations. The following table sets forth the amount of loans outstanding by type at the end of each of the past five years, net of unearned discounts and deferred loan fees.

-------------------------------------------------------------------------------
AT DECEMBER 31, (IN MILLIONS)         1996      1995    1994      1993     1992
-------------------------------------------------------------------------------

Commercial loans................    $1,595    $1,238   $ 920    $1,002   $1,025
Loans secured by real estate:
  Real estate term loans........       362       389     337       347      403
  Interim construction loans....        86        65     117       123      216
Consumer loans..................        20         7       1         3       11
-------------------------------------------------------------------------------
    TOTAL LOANS                     $2,063    $1,699  $1,375    $1,475   $1,655
-------------------------------------------------------------------------------

As illustrated by the above table, total real estate loans remained relatively flat year to year. The Company saw reductions approximating $27 million in its real estate term loan portfolio mainly as a result of loan payoffs. Offsetting the decrease in this portfolio was growth in the Company's construction loan portfolio of approximately $22 million due to the issuance of new construction loans to builders of single-family tract housing. The Company's real estate loans, both term and construction loans, are secured by first deeds of trust and are distributed among a variety of project types including multi-family residential, 28%, and retail facilities, 21% (see loans by project type in Note
(4)). While real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. At December 31, 1996, 85% were geographically concentrated in Southern California, 10% in Northern California and 5% outside of California.

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

NONACCRUAL LOANS, RESTRUCTURED LOANS AND REAL ESTATE OWNED: Nonaccrual loans, which includes loans 90 days or more past due, totaled $20.4 million at December 31, 1996 as compared to $28.9 million at year end 1995. The decrease from year end 1995 was related in part to charge-offs of loans on nonaccrual status at year end 1995, approximating $3.5 million, paydowns approximating $8.8 million and delinquencies which were cured, approximating $4.6 million. Offsetting these decreases from year end 1995 were commercial loans approximating $8.6 million placed on nonaccrual during 1996. Foregone interest on nonaccrual loans approximated $2.2 million in both 1996 and 1995. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only as collected. Future collections of interest are included in interest income or applied to the loan balance based on an assessment of the likelihood that the principal will be collected.

Restructured loans, loans outstanding whose original terms have been modified, totaled $28.7 million at December 31, 1996 compared to $33.6 million at prior year end. The decrease in restructured loans resulted in part from a $13.7 million loan which was restructured in the fourth quarter of 1995 and performed in accordance with its modified terms during 1996. As a result, the loan was no longer classified as restructured at year end 1996.

Real estate owned ("REO") of $2.1 million, net of a $0.8 million valuation allowance, at December 31, 1996 decreased $8.2 million from $10.3 million, net of a $4.7 million valuation allowance, at year end 1995. The Company was successful in disposing of 18 REO properties during 1996. The total net book value of these properties approximated $8.6 million of which the Company collected net sales proceeds of $4.2 million and made $4.1 million in loans to facilitate the sales of the REO.

Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                  1996           1995           1994            1993              1992
------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial loans......................    $  9,382       $ 11,714       $ 10,884       $  23,489         $  20,174
  Real estate loans.....................      10,760         17,212          7,272          12,029            26,429
  Consumer loans........................         248             --             --              --                65
------------------------------------------------------------------------------------------------------------------------
    TOTAL NONACCRUAL LOANS                  $ 20,390       $ 28,926       $ 18,156       $  35,518         $  46,668
------------------------------------------------------------------------------------------------------------------------
 Allowance for loan losses as a percent
  of total nonaccrual loans.............       176.8%         129.3%         220.7%          120.5%             84.0%
 Total nonaccrual loans as a percent of
  total loans outstanding...............         1.0            1.7            1.3             2.4               2.8
------------------------------------------------------------------------------------------------------------------------
 RESTRUCTURED LOANS                         $ 28,681       $ 33,608       $  5,948       $   4,662         $  65,003
------------------------------------------------------------------------------------------------------------------------
Real estate owned:
 Foreclosed assets.....................     $  2,895       $ 15,015       $ 35,446       $  30,171         $  48,187
 In-substance foreclosures.............           --             --             --          28,163            27,133
------------------------------------------------------------------------------------------------------------------------
    REO, gross..........................    $  2,895       $ 15,015       $ 35,446       $  58,334         $  75,320
  Less valuation allowance..............        (769)        (4,686)        (6,475)         (3,084)           (6,500)
------------------------------------------------------------------------------------------------------------------------
    REO, NET                                $  2,126       $ 10,329       $ 28,971       $  55,250         $  68,820
------------------------------------------------------------------------------------------------------------------------
   TOTAL                                    $ 51,197       $ 72,863       $ 53,075       $  95,430         $ 180,491
------------------------------------------------------------------------------------------------------------------------

The following table contains information for loans deemed impaired.

-------------------------------------------------------------------------------
                                                 NET
                                            CARRYING     SPECIFIC        NET
(IN THOUSANDS)                                 VALUE    ALLOWANCE    BALANCE
-------------------------------------------------------------------------------
 December 31, 1996
  Loans with specific allowances........    $102,116    $(14,993)   $ 87,123
  Loans without specific allowances.....      15,484          --      15,484
-------------------------------------------------------------------------------
  TOTAL                                     $117,600    $(14,993)   $102,607
-------------------------------------------------------------------------------
 December 31, 1995
  Loans with specific allowances........      85,242     (11,770)     73,472
  Loans without specific allowances.....      37,512          --      37,512
-------------------------------------------------------------------------------
  TOTAL                                     $122,754    $(11,770)   $110,984
-------------------------------------------------------------------------------

Impaired loans were classified as follows:

-------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                  1996           1995
-------------------------------------------------------------------------------
Current................................     $ 97,210       $ 93,253
Past due...............................           --            575
Nonaccrual.............................       20,390         28,926
-------------------------------------------------------------------------------
  TOTAL                                     $117,600       $122,754
-------------------------------------------------------------------------------

Included in current impaired loans were restructured loans of $26.5 million at December 31, 1996 and $29.5 million at December 31, 1995. A significant portion, 77% at December 31, 1996 and 82% at December 31, 1995, of the impaired loans were secured by real estate. Impaired loans averaged $131.0 million in 1996 and $48.8 million in 1995. During 1996 and 1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $10.3 million and $3.4 million, respectively.

ALLOWANCE AND PROVISION FOR LOAN LOSSES: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at December 31, 1996, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At December 31, 1996, the allowance for loan losses amounted to $36.1 million or 1.8% of total loans as compared to $37.4 million or 2.2% of total loans at December 31, 1995. The following table summarizes changes in the allowance for loan losses over the past five years.

------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                            1996           1995          1994           1993           1992
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
  Balance, beginning of year............    $   37,402     $   40,072      $ 42,800      $  39,219      $  36,640

Loans charged off:
  Commercial............................        (7,265)       (13,432)       (9,120)       (27,396)       (12,784)
  Real estate...........................        (3,734)        (7,470)       (8,506)       (10,148)        (5,558)
  Consumer..............................           (26)           (60)         (108)          (704)          (902)
------------------------------------------------------------------------------------------------------------------
    TOTAL LOANS CHARGED OFF                   $(11,025)      $(20,962)     $(17,734)    $  (38,248)    $  (19,244)
------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial............................         2,745          1,690         2,729          1,506            703
  Real estate...........................            12            445            47            118            171
  Consumer..............................            21             35            56            191             90
------------------------------------------------------------------------------------------------------------------
    TOTAL LOAN RECOVERIES                   $    2,778     $    2,170     $   2,832       $  1,815       $    964
------------------------------------------------------------------------------------------------------------------
  Net loans charged off.................        (8,247)       (18,792)      (14,902)       (36,433)       (18,280)
  Net effect of deconsolidation of
   Imperial Credit Industries, Inc......            --             --            --         (1,963)            --
  Provision for loan losses.............         6,881         16,122        12,174         41,977         20,859
  Provision for loan losses of
   discontinued operation...............            15             --            --             --             --
------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                        $   36,051     $   37,402    $   40,072     $   42,800     $   39,219
------------------------------------------------------------------------------------------------------------------
LOANS OUTSTANDING AT END OF YEAR            $2,063,048     $1,699,347    $1,375,146     $1,474,759     $1,654,860
------------------------------------------------------------------------------------------------------------------
AVERAGE AMOUNT OF LOANS OUTSTANDING         $1,836,864     $1,540,940    $1,361,630     $1,481,231     $1,794,586
------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average
   loans................................        0.45%          1.22%        1.09%           2.46%          1.02%
  Ratio of allowance for loan losses to
   average loans........................        1.96           2.43         2.94            2.89           2.19
  Ratio of allowance for loan losses to
   loans outstanding at end of year.....        1.75           2.20         2.91            2.90           2.37
  Ratio of provision for loan losses to
   net charge-offs......................          83             86           82             115            114
------------------------------------------------------------------------------------------------------------------

The provision for loan losses totaled $6.9 million for the year ended December 31, 1996 as compared to $16.1 million for 1995. Net charge-offs totaled $8.2 million for the year ended December 31, 1996 down from $18.8 million for the year ended December 31, 1995. The decrease in net charge-offs experienced in 1996 resulted from management's efforts to improve the quality of the Company's loan portfolio, a stabilizing real estate market and an improving California economy. As a percentage of average loans outstanding, net charge-offs were 0.45% and 1.22%, respectively, for the years ended December 31, 1996 and 1995.

Although the Company evaluates the adequacy of its allowance on an overall basis rather than by specific categories of loans, the following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans over the past five years.

--------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)          1996       %        1995        %        1994     %        1993     %        1992     %
--------------------------------------------------------------------------------------------------------------------------------
Commercial.......................    $17,545      77%    $17,365       73%    $24,628    66%  $  29,196    67%   $ 23,137    62%
Real Estate......................     16,248      22      16,773       26      11,515    33      10,161    32      11,275    37
Consumer.........................        165       1         809        1         175     1         433     1         867     1
Unallocated......................      2,093      --       2,455       --       3,754    --       3,010    --       3,940    --
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL                              $36,051     100%    $37,402     100%      40,072   100%   $ 42,800   100%   $ 39,219   100%
--------------------------------------------------------------------------------------------------------------------------------

The allowance allocated to the loan categories shown in the previous table is based on previous loan loss experience and management's evaluation of the current loan portfolio and should not be interpreted as an indication that charge-offs will occur in these amounts or proportions. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total allowance is a general allowance applicable to the entire portfolio.

FUNDING SOURCES

DEPOSITS: Total deposits amounted to $3.0 billion at December 31, 1996 as compared to $2.4 billion at the end of 1995. Of the year end balance of total deposits, 50% and 48%, respectively, represented noninterest-bearing demand deposits at December 31, 1996 and 1995. Average demand deposits were $1.0 billion for 1996, a $176 million, or 21%, increase from 1995. Average interest-bearing time certificates of deposit grew $193 million, or 28%, in 1996. The Company utilized the time deposit market to supplement its funding base in order to keep pace with loan demand in 1996.

OTHER BORROWINGS: The Company uses short-term borrowings as a means to manage the interest rate sensitivity and liquidity position of the balance sheet. Average short-term borrowings totaled $61.4 million for 1996, a decrease of $10.7 million, or 15%, from 1995. As a percentage of average interest-bearing liabilities, average short-term borrowings approximated 4.2% for 1996 and 5.8% for 1995.

CAPITAL: Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long-term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At December 31, 1996, stockholders' equity totaled $286 million compared to $228 million at December 31, 1995. The Company recorded an additional $4.1 million in 1996 and $3.4 million in 1995 of stockholders' equity from the exercise of employee stock options. The Company generally receives a tax deduction for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of stockholders' equity, approximated $3.2 million in 1996 and $1.9 million in 1995.

Management is committed to maintaining capital at a sufficient level to assure stockholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under the Prompt Corrective Action Law, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at December 31, 1996 were 9.2% and 10.5%, respectively, compared to 9.3% and 10.6%, respectively, the year earlier. From the prior year, total assets have increased approximately 20% resulting in lower capital ratios.

CAPITAL RATIOS FOR IMPERIAL BANK(1)

--------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                     1996        1995
--------------------------------------------------------------------------

Tier I:
  Common stockholders' equity and
   preferred stock(2)...................     $  261,551  $  213,286

  Disallowed assets.....................           (897)     (2,074)
--------------------------------------------------------------------------
    TIER I CAPITAL                           $  260,654  $  211,212
--------------------------------------------------------------------------
Tier II:

  Allowance for loan losses allowable
   in Tier II...........................         35,370      28,466
--------------------------------------------------------------------------
    TOTAL RISK-BASED CAPITAL                 $  296,025  $  239,678
--------------------------------------------------------------------------
RISK WEIGHTED BALANCE SHEET ASSETS           $2,344,383  $1,942,903
--------------------------------------------------------------------------
Risk-weighted off-balance sheet items:

  Commitments to make or purchase loans.        364,814     259,363

  Standby letters of credit.............        104,330      64,775

  Other.................................         16,985      12,277
--------------------------------------------------------------------------
    TOTAL RISK WEIGHTED
     OFF-BALANCE SHEET ITEMS                 $  486,129  $  336,415
--------------------------------------------------------------------------
Disallowed assets.......................           (897)     (2,074)

Allowance for loan losses not included
 in Tier II.............................           (512)     (8,936)
--------------------------------------------------------------------------
    TOTAL RISK WEIGHTED ASSETS               $2,829,103  $2,268,308
--------------------------------------------------------------------------
Risk-based capital ratios:

  Tier I capital........................            9.2%        9.3%

  Total capital.........................           10.5        10.6

  Leverage ratio........................            8.7         8.6
--------------------------------------------------------------------------

(1)  As reported on the December 31, 1996 and 1995 FDIC call reports.
(2)  Excludes unrealized gain on securities available for sale.

In addition to the risk weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio was 8.7% at December 31, 1996 as compared to 8.6% the prior year well in excess of the regulatory minimum of 3.0% and the Bank's regulatory requirement of 6.5%.

SUBSEQUENT EVENT

On February 20, 1997, the Company's Board of Directors approved a plan to spin off to stockholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets will be transferred to a newly formed corporation.

The spin-off company, to be known as Imperial Financial Group, Inc. ("IFG"), will comprise Imperial Bank's Lewis Horwitz Organization, which specializes in entertainment industry lending; the Bank's small business lending group; Imperial Trust Company, a California-licensed trust company; and the Bank's interest in ICII. Also, in connection with the spin-off, IFG intends to form a separate broker-dealer and a thrift and loan, which also will be part of its business.

The spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service to the effect that the transaction will not be taxable to the Company's stockholders, the Company or the Bank, as well as approval from the Company's regulators. It is anticipated that the separation will occur in late 1997 or early 1998.

Total assets of the entities comprising IFG approximated $140 million at December 31, 1996. Revenues of IFG, including interest income and noninterest income but excluding the gains on ICII shares realized in 1996, approximated $40 million for the year ended December 31, 1996.

The Company has retained a financial advisor to assess alternatives to assure that capital levels at the Company and the Bank meet regulatory guidelines after the spin-off and provide for future growth.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("FAS 125") which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies the following: when financial assets and liabilities are to be removed from an entity's financial statements; the accounting for servicing assets and liabilities; and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under FAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. FAS 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. Under FAS 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. FAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset is to be amortized in proportion to, and over the period of, net servicing income. Servicing assets and liabilities are to be assessed for impairment based on their fair value. FAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value. Changes in market value are included in operations, if classified as trading securities, or in stockholders' equity as unrealized holding gains or losses, net of the related tax effect, if classified as available for sale.

During 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125" ("FAS 127"). FAS 127 defers for one year the effective date (a) of paragraph 15 of FAS 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9 - 12 and 237 (b) of FAS 125. FAS 127 provides additional guidance on the types of transactions for which the effective date of FAS 125 has been deferred. It is required that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending or similar transaction, then paragraphs 9 - 12 of FAS 125 should be applied to that transfer. The Company adopted the applicable provisions of FAS 125 effective January 1, 1997. Management does not expect the adoption of FAS 125 to have a material impact on the Company's financial position, results of operations or liquidity.

COMPARISON OF 1995 VERSUS 1994

At December 31, 1995, the Company's total assets were $2.8 billion, total loans were $1.7 billion and stockholders' equity and allowance for loan losses totaled $266 million. This compares favorably to total assets of $2.4 billion, total loans of $1.4 billion and stockholders' equity and allowance for loan losses of $238 million at December 31, 1994.

Income from continuing operations for the year ended December 31, 1995 increased 227% to $21.7 million or $0.86 per share. For 1994, the Company earned $6.6 million or $0.27 per share. Income as measured by return on average total assets was 1.00% for the twelve months ended December 31, 1995, compared to 0.30% for the twelve months ended December 31, 1994. Return on average stockholders' equity was 11.03% for the year ended December 31, 1995, a significant increase from the 3.46% return on average stockholders' equity for 1994.

Nonaccrual loans of $28.9 million at December 31, 1995, increased $10.7 million from year end 1994 while REO of $10.3 million at December 31, 1995, decreased $18.7 million from year end 1994. For the year ended December 31, 1995, the provision for loan losses totaled $16.1 million an increase of approximately $4.0 million from the year ended December 31, 1994. REO expenses totaled $8.5 million for 1995 as compared to $7.7 million in 1994. These expenses increased in 1995 as the Company incurred higher costs while disposing of over $42 million of REO during the year. In 1995, restructured loans increased $27.7 million primarily as a result of two loans secured by real estate which were modified in the fourth quarter.

The provision for loan losses was $16.1 million for 1995, up from $12.2 million for 1994. Net charge-offs amounted to $18.8 million in 1995 versus $14.9 million in 1994. The allowance for loan losses at December 31, 1995 was $37.4 million or 2.2% of total loans as compared to $40.1 million or 2.9% of total loans the year earlier.

Net interest income and net interest margin for the year ended December 31, 1995 were $114.6 million and 5.7%. This compares to net interest income and net interest margin of $98.4 million and 5.2% for the year ended December 31, 1994. The 1995 improvement was negatively impacted by derivative financial instruments outstanding during 1995. There was a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin for the year ended December 31, 1995 as a result of the Company's derivative financial instruments. The impact of these derivative financial instruments was partially offset by the recognition of a $2.3 million option premium which had been deferred until the final maturity of the associated options in the fourth quarter of 1995. The impact of these instruments for the year ended December 31, 1994 were $4.9 million and 27 basis point reductions in net interest income and net interest margin, respectively.

Noninterest income for year ended December 31, 1995 totaled $43.5 million, compared to $34.6 million for 1994. The Company sold a portion of its merchant card accounts for an after-tax gain of $3.7 million in the fourth quarter of 1995. Excluding the gain associated with the sale of merchant card accounts and a gain recognized in 1994 from the sale of a bank owned premises, noninterest income for 1995 increased $2.6 million, or 7.4%, from 1994. The improvement partially results from increased gains in the Company's various trading activities: SBA securities trading income improved $1.3 million and foreign currency exchange income was up $1.5 million. Also in 1995, the Company recorded improvements in other fee based businesses. Trust revenues from the Company's trust subsidiary, Imperial Trust Company, increased $0.8 million, or 12% from 1994 as a result of both the Trust Company's strategy to target higher margin business relationships and its increase in assets under management.

Noninterest expenses amounted to $110.3 million for the year ended December 31, 1995, compared to $110.2 million reported for 1994. Excluding the recovery of a $1.6 million operational loss which reduced noninterest expense in 1994, noninterest expense for the year ended December 31, 1995 decreased $1.4 million from 1994. Regulatory assessments in 1995 decreased $2.7 million due to a reduction in the FDIC deposit insurance premium in the third quarter of 1995. During 1995, the Company renewed several of its operating leases for office space at terms more favorable to the Company. Also, the Company saw the positive results of its major data processing conversion which occurred during 1994 through reduced costs related to data processing. Combined, these items along with reduced professional and consulting fees related to the prior year data processing conversion, decreased $3.8 million from 1994.

Offsetting these decreases in noninterest expense were increases the following components of noninterest expense. Salaries expense for the year ended December 31, 1995 increased $0.6 million from 1994 resulting primarily from the Company's $2.0 million contribution to its employee profit sharing plan in 1995. In the prior year, the Company made a contribution to its Employee Stock Ownership Plan approximating $1.2 million. Service costs related to demand deposits including accounting courier and other deposit related services increased $1.5 million in 1995 due to increased interest rates during the year as these costs are a function of interest rates and deposit volume. Excluding the collection of a $1.6 million operational recovery in 1994, other expenses increased $2.6 million in 1995 as a result of the following: a $1.6 million charge related to mortgage repurchase obligations; $0.9 million in amortization expense related to the deposit premium paid in early 1995 to acquire the insured deposits of Guardian Bank; and a $1.5 million charge to write off an equity investment in Healthtronics, Inc. as this entity was liquidated in 1995.


CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------------

IMPERIAL BANCORP AND SUBSIDIARIES
AT DECEMBER 31, (iN IHOUSANDS, EXCEPT SHARE DATA)                                                1996                   1995
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks....................................................................  $  325,014              $  242,018
Trading instruments........................................................................      64,887                  40,050
Securities available for sale..............................................................     426,336                 295,312
Securities held to maturity (market value of $4,193 and $4,975 for 1996 and 1995,
 respectively).............................................................................       4,193                   4,975
Federal funds sold and securities purchased under resale agreements........................     357,000                 425,300
Loans held for sale (market value of $6,058 and $2,842 for 1996 and 1995,
 respectively).............................................................................       5,531                   2,648
Loans:
  Loans, net of unearned income and deferred loan fees.....................................   2,063,048               1,699,347
      Less allowance for loan losses.......................................................     (36,051)                (37,402)
------------------------------------------------------------------------------------------------------------------------------------

      TOTAL NET LOANS                                                                        $2,026,997              $1,661,945
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net................................................................      18,413                  16,003
Accrued interest receivable................................................................      15,547                  15,284
Real estate owned, net.....................................................................       2,126                  10,329
Income taxes receivable....................................................................       1,893                   4,008
Investment in Imperial Credit Industries, Inc..............................................      57,736                  36,126
Other assets...............................................................................      44,497                  34,376
------------------------------------------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                                           $3,350,170              $2,788,374
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand....................................................................................  $1,465,324              $1,145,720
 Savings...................................................................................      17,324                  15,708
 Money market..............................................................................     596,967                 435,674
 Time-under $100,000.......................................................................     169,493                 227,262
 Time-$100,000 and over....................................................................     701,169                 539,252
------------------------------------------------------------------------------------------------------------------------------------

      TOTAL DEPOSITS                                                                         $2,950,277              $2,363,616
------------------------------------------------------------------------------------------------------------------------------------

Accrued interest payable...................................................................       5,943                   5,576
Short-term borrowings......................................................................      44,897                 159,636
Long-term borrowings.......................................................................       4,455                   5,906
Other liabilities..........................................................................      58,247                  25,404
------------------------------------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES                                                                      $3,063,819              $2,560,138
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Common stock--no par, 50,000,000 shares authorized; 23,079,715 shares at December 31,
  1996 and 13,821,125 shares at December 31, 1995 issued and outstanding...................     163,748                 130,780
 Unrealized gain on securities available for sale, net of taxes............................       1,206                   2,747
 Retained earnings.........................................................................     121,397                  94,709
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             $  286,351              $  228,236
------------------------------------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $3,350,170              $2,788,374
------------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME

-----------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)             1996               1995                 1994
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Loans.......................................................................  $173,734            $143,627             $112,799
 Trading instruments.........................................................     2,971               3,516                2,366
 Securities available for sale...............................................    21,675              17,349               12,459
 Securities held to maturity.................................................       306                 311                  345
 Federal funds sold and securities purchased under resale agreements.........     9,970               9,707                7,153
 Loans held for sale.........................................................       500                 269                  650
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                      $209,156            $174,779             $135,772
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits....................................................................    64,551              55,491               33,184
 Short-term borrowings.......................................................     3,160               4,135                3,606
 Long-term borrowings........................................................       343                 528                  625
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                     $ 68,054            $ 60,154             $ 37,415
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income..........................................................   141,102             114,625               98,357
Provision for loan losses....................................................     6,881              16,122               12,174
-----------------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        $134,221            $ 98,503             $ 86,183
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts.........................................     4,892               4,328                4,635
 Trust fees..................................................................     8,592               7,646                6,857
 Gain on origination and sale of loans.......................................     3,222               2,265                3,840
 Equity in net income of Imperial Credit Industries, Inc.....................    21,444               5,192                3,489
 Other service charges and fees..............................................    10,122               6,500                6,116
 Merchant and credit card fees...............................................     2,395               4,855                6,152
 Gain (loss) on securities available for sale................................       229                 260                 (272)
 Gain on trading instruments.................................................     3,197               2,852                   31
 Gain on sale of merchant card accounts......................................         -               6,400                    -
 Gain on sale of investment in Imperial Credit Industries, Inc...............    25,650                   -                    -
 Gain resulting from sale of stock by Imperial Credit Industries, Inc........    10,761                   -                    -
 Appreciation of donated Imperial Credit Industries, Inc. common stock.......     3,698                   -                    -
 Other income................................................................     5,289               3,248                3,724
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                                   $ 99,491            $ 43,546             $ 34,572
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits................................................    64,876              47,702               47,087
 Net occupancy expense.......................................................     9,165               8,861                9,724
 Furniture and equipment.....................................................     5,048               4,935                5,339
 Data processing.............................................................     6,419               7,738                9,304
 Customer services...........................................................    11,178               8,842                7,311
 Net real estate owned expense...............................................     1,876               8,508                7,719
 Regulatory assessments......................................................       298               3,225                5,934
 Professional and consulting.................................................     5,967               3,526                4,920
 Business development........................................................     3,659               3,079                3,277
 Lawsuit settlements.........................................................       679              (1,134)              (1,334)
 Charitable donations........................................................     5,024                 142                  157
 Other expense...............................................................    13,943              14,900               10,727
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                                                  $128,132            $110,324             $110,165
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes........................   105,580              31,725               10,590
Income tax provision.........................................................    43,278              10,071                3,968
------------------------------------------------------------------------------------------------------------------------------------
  INCOME FROM CONTINUING OPERATIONS                                            $ 62,302            $ 21,654             $  6,622
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations of discontinued operation, net of tax..........    (8,168)              1,523                   21
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                   $ 54,134            $ 23,177             $  6,643
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations per share..................................      2.39                0.86                 0.27
(Loss) income per share of discontinued operation............................     (0.32)               0.06                    -
------------------------------------------------------------------------------------------------------------------------------------
  NET INCOME PER SHARE                                                         $   2.07            $   0.92             $   0.27
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
                                                      NUMBER                     UNREALIZED                                   TOTAL
(IN THOUSANDS, EXCEPT NUMBER OF                    OF SHARES        COMMON      GAIN (LOSS)          RETAINED         STOCKHOLDER'S
SHARES DATA)                                     OUTSTANDING         STOCK    ON SECURITIES          EARNINGS                EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                        11,757,136    $  102,065    $           -        $   83,140          $    185,205
------------------------------------------------------------------------------------------------------------------------------------

  Net income--1994...............................          -             -                -             6,643                 6,643

  Stock dividends...............................     587,204         8,294                -            (8,304)                  (10)

  Common stock issued under employee
   stock option plans...........................     497,004         4,143                -                 -                 4,143

  Retirement of common stock....................      (8,735)         (175)               -                 -                  (175)

  Net change in guarantee of ESOP debt..........           -         1,159                -                 -                 1,159
  Effect of difference between fair value
    and cost of ESPO shares released............           -           180                -                 -                   180

  Tax benefit of employee stock options.........           -         1,478                -                 -                 1,478

  Unrealized loss on securities available
    for sale, net of taxes......................           -             -             (847)                -                  (847)
------------------------------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE)                          1,075,473        15,079             (847)           (1,661)               12,571
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                        12,832,609    $  117,144    $        (847)       $   81,479          $    197,776
------------------------------------------------------------------------------------------------------------------------------------

  Net income--1995.............................            -             -                -            23,177                23,177
  Stock dividends..............................      641,017         9,936                -            (9,947)                  (11)

  Common stock issued under
    employee stock option plans................      417,924         3,377                -                 -                 3,377
  Retirement of common stock...................      (70,425)       (1,538)               -                 -                 1,538
  Tax benefit of employee stock options........            -         1,861                -                 -                 1,861
  Net change in unrealized gain on securities..
  available for sale, net of taxes.............            -             -            3,594                 -                 3,594
------------------------------------------------------------------------------------------------------------------------------------

  NET INCREASE                                       988,516        13,636            3,594            13,230                30,460
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                        13,821,125    $  130,780    $       2,747        $   94,709          $    228,236
------------------------------------------------------------------------------------------------------------------------------------

  Net income--1996..........................               -             -                -            54,134                54,134
  Stock splits and dividends................       8,798,926        27,417                -           (27,446)                  (29)
  Common stock issued under employee
   employee stock option plans..............         536,012         4,140                -                 -                 4,140
  Retirement of common stock................         (76,348)       (1,788)               -                 -                (1,788)
  Tax benefit of employee stock options.....               -         3,199                -                 -                 3,199
  Net change in unrealized gain on securities
   available for sale, net of taxes.........               -             -           (1,541)                -                (1,541)
------------------------------------------------------------------------------------------------------------------------------------

  NET INCREASE (DECREASE)                          9,258,590        32,968           (1,541)           26,688                58,115
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                        23,079,715    $  163,748    $       1,206        $  121,397          $    286,351
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                           1996                    1995                   1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income.......................................................  $  54,134               $  23,177               $  6,643
 Adjustments for non-cash charges (credits):
   Depreciation and amortization..................................     (3,387)                  1,775                    542
   Accretion of purchase loan discount............................       (227)                 (2,129)                     -
   Provision for loan losses......................................      6,881                  16,122                 12,174
   Provision for operational losses in discontinued operation.....     15,485                       -                      -
   Provision for real estate owned................................        476                   4,547                  5,291
   Equity in net income of Imperial Credit Industries, Inc........    (21,444)                 (5,192)                (3,489)
   Gains - Imperial Credit Industries, Inc. stock.................    (36,411)                      -                      -
   Loss (gain) on sale of real estate owned.......................        151                    (384)                  (446)
   Gain on sale of real property held for sale or investment......          -                     (75)                  (462)
   Gain on sale of premises and equipment.........................          -                     (27)                (1,357)
   Provision (benefit) for deferred taxes.........................      6,320                   1,621                 (3,452)
   Write down for impairment of equity investment.................          -                   1,500                    503
   (Gain) loss on securities available for sale...................       (229)                   (260)                   272
   Net change in trading instruments..............................    (24,837)                 33,978                (51,384)
   Net change in loans held for sale..............................     (2,883)                 (1,880)                21,936
   Net change in accrued interest receivable......................       (263)                 (2,515)                (4,290)
   Net change in accrued interest payable.........................        367                     367                  2,524
   Net change in income taxes receivable..........................     (4,205)                 (2,056)               (11,835)
   Net change in other liabilities................................     17,358                   8,462                  1,556
   Net change in other assets.....................................    (11,341)                   (754)               (11,563)
------------------------------------------------------------------------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              $  (4,055)              $  76,277              $ (13,167)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from securities held to maturity.......................        183                     170                  3,079
  Purchase of securities held to maturity.........................          -                    (499)                (1,600)
  Proceeds from sale of securities available for sale.............  2,785,935               1,592,179              2,032,510
  Proceeds from maturities of securities available for sale.......    294,223                 503,136                977,511
  Purchase of securities available for sale....................... (3,208,635)             (1,997,393)            (2,977,483)
  Proceeds from sale of Imperial Credit Industries, Inc.
   common stock...................................................     35,079                       -                      -
  Net change in Federal funds sold and securities purchased
   under resale agreements........................................     68,300                (148,800)               293.519
  Net change in loans.............................................   (358,612)               (336,201)                99,744
  Capital expenditures............................................     (6,425)                 (4,083)                (7,476)
  Proceeds from sale of real estate owned.........................      4,207                  16,072                 15,030
  Proceeds from sale of real property held for sale or
   investment.....................................................          -                     309                 15,297
  Proceeds from sale of premises and equipment....................          -                      21                  2,037
-----------------------------------------------------------------------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             $ (385,745)            $  (375,089)             $ 452,168
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in demand deposits, savings and
   money market accounts..........................................    482,513                 150,077               (445,058)
  Net change in time deposits.....................................    104,148                 253,829                 17,009
  Net change in short-term borrowings.............................   (114,739)                (31,283)                (1,538)
  Retirement of long-term borrowings..............................     (1,451)                 (2,247)                (1,713)
  Repayment of ESOP debt..........................................          -                       -                 (1,159)
  Proceeds from exercise of employee stock options................      2,352                   1,839                  3,968
  Other...........................................................        (27)                    (11)                   (10)
------------------------------------------------------------------------------------------------------------------------------------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             $ 472,796             $   372,204             $ (428,501)
------------------------------------------------------------------------------------------------------------------------------------

    NET CHANGE IN CASH AND DUE FROM BANKS                           $  82,996             $    73,392              $  10,500
------------------------------------------------------------------------------------------------------------------------------------

    CASH AND DUE FROM BANKS, BEGINNING OF YEAR                      $ 242,018             $   168,626             $  158,126
------------------------------------------------------------------------------------------------------------------------------------

    CASH AND DUE FROM BANKS, END OF YEAR                             $325,014             $   242,018             $  168,626
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of Imperial Bancorp (the "Company") and its wholly owned subsidiaries are summarized below. Certain accounts in the consolidated financial statements for 1995 and 1994 have been reclassified to conform with the current year presentation.

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The principal subsidiary is Imperial Bank (the "Bank"), a commercial bank. All material intercompany balances and transactions have been eliminated.

At December 31, 1996, the Company owned 9.4 million shares of Imperial Credit Industries, Inc. ("ICII") stock at an equivalent book value of $6.16 per share, representing approximately 25% of all outstanding ICII shares. The Company does not exercise significant control over the operations of ICII, and therefore, the results of ICII operations are accounted for in the Company's consolidated financial statements as an equity investment. The results of operations of ICII are reflected as "Equity in net income of Imperial Credit Industries, Inc." in the consolidated statement of income.

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

(c) INVESTMENTS

Purchases and sales of investments are recorded on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income on securities held to maturity and securities available for sale using the interest method in the consolidated statement of income.

TRADING INSTRUMENTS

  SECURITIES: Trading securities, primarily the guaranteed portion of Small Business Administration ("SBA") loans, are carried at market value with unrealized market value adjustments recorded in the consolidated statement of income as "Gain on trading instruments."

  PRECIOUS METALS: Precious metals activities included leasing, purchases and sales of precious metals for forward delivery and options on precious metals. Precious metals, outstanding open positions in contracts for forward delivery and option contracts are revalued monthly at prevailing market rates. The resultant net realized and unrealized gains or losses are reflected in "(Loss) income from operations of discontinued operation, net of tax."

  FOREIGN EXCHANGE: Trading positions in foreign currencies, including spot, forward and futures positions, are valued at prevailing market rates. Realized and unrealized gains and losses are included in noninterest income as" Gain on trading instruments."

SECURITIES AVAILABLE FOR SALE

The Company holds certain securities, primarily U.S. Treasury and federal agency securities and mutual funds invested in short-term government securities, to manage its overall liquidity. These securities are carried at fair value. Unrealized gains and losses are excluded from income and reported as a separate component of stockholders' equity reflected as "Unrealized gain on securities available for sale, net of taxes" in the consolidated balance sheet and statement of changes in stockholders' equity, unless the security is determined to be other than temporarily impaired. Realized gains and losses on securities available for sale are computed using the specific identification method. For other than temporarily impaired securities, unrealized losses are recorded in the consolidated statement of income.

SECURITIES HELD TO MATURITY

Securities held to maturity are so designated when acquired based upon intent and ability to hold them until maturity. These securities are carried at amortized cost using the specific identification method. When a decline in value has occurred and is deemed to be other than temporary, such decline is charged to income.

(d) LOANS HELD FOR SALE

Currently, the Company designates its SBA loans originated as held for sale. These loans are carried at the lower of aggregate cost or market. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans.

(e) LOANS

Loans are stated at the amount of principal outstanding. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are recognized into income over the loan term using the interest method.

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

(g) REAL ESTATE OWNED

Real estate owned ("REO") is transferred from the loan portfolio at fair value as determined by an appraisal obtained at the time of foreclosure. The excess carrying value, if any, of the loan over the estimated fair value is charged to the allowance for loan losses. Estimated selling costs and any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance, but only to the extent that decreases in fair value were recorded for the same property through the valuation allowance. Gains and losses from sales of REO and net operating expenses are recorded in "Net real estate owned expense" in the consolidated statement of income.

(h) INCOME TAXES

The Company accounts for income taxes using an asset and liability approach, the objective of which is to recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in a company's financial statements or tax returns. The measurement of tax assets and liabilities is based on enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

(i) SALE OF INVESTMENT IN EQUITY INVESTEE

The sale of shares of the Company's equity investment in ICII to the public is recorded as "Gain on sale of investment in Imperial Credit Industries, Inc." in the consolidated statement of income. This gain represents actual proceeds from the sale of stock reduced by the Company's recorded investment in those shares and expenses related to the stock offering.

(j) GAIN RESULTING FROM SALE OF STOCK BY EQUITY INVESTEE

The impact on the Company's investment in ICII for the sale of previously unissued stock by ICII to the public is recorded as "Gain resulting from sale of stock by Imperial Credit Industries, Inc." in the consolidated statement of income. This gain results from ICII's sale of previously unissued stock in a public offering at a per share offering price that exceeds the Company's per share carrying amount for its equity investment in the common stock of ICII.

(k) INTEREST RATE DERIVATIVE CONTRACTS

Interest rate derivative contracts, such as swaps, futures, and options including interest rate caps and floors are used in conjunction with asset liability management strategies to synthetically alter the interest income or expense flows of certain assets or liabilities. Gains and losses on linked financial futures and options used in asset liability management are recorded as a component of the interest income or expense reported on the related asset or liability. Amounts payable and receivable relating to interest rate swaps are accrued until settled, the effect of which is included in the interest income or expense reported on the asset or liability whose payment streams have been synthetically altered. Fees received for linked financial contracts are deferred and recognized into interest income upon expiration of the related contracts. Fees paid for financial contracts are amortized over their contractual life as a component of the interest reported on the related asset or liability.

(l) STOCK BASED COMPENSATION

On January 1, 1996, the Company adopted Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 applies to all transactions in which the Company acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the Company's common stock price, except for the Employee Stock Ownership Plan. A new method of accounting for stock based compensation arrangements with employees is established by FAS 123. The new method is based on the fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FAS 123 does not require companies to adopt the new fair value method for purposes of preparing their basic financial statements. Entities are allowed to either continue to use the APB 25 method or adopt the fair value method set forth in FAS 123. Companies that do not adopt the new fair value method in FAS 123 for purposes of preparing their basic financial statements are required to include pro forma disclosures in the notes to the basic financial statements. The Company did not adopt the fair value standards set forth in FAS 123 for purposes of preparing its basic financial statements. The pro forma disclosures include the impact of the fair value method on net income and income per share as if FAS 123 had been adopted for options granted during 1996 and 1995.

NOTE (2) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows.

--------------------------------------------------------------------------------
December 31, (In Thousands)                    1996        1995         1994
--------------------------------------------------------------------------------
Interest paid...........................   $ 67,687     $59,787     $ 34,891
Taxes paid..............................     30,902      13,506        4,107
Taxes refunded..........................        244       1,089       10,611
Significant noncash transactions:
Real estate loans transferred to real
 estate owned...........................        731      13,913        9,176
Loans made in conjunction with the sale
 of real estate owned...................      4,100      14,206       16,171
Net change in unrealized gain (loss) on
 securities available for sale, net of
 taxes..................................     (1,541)      3,594         (847)
================================================================================

NOTE (3) SECURITIES

The amortized cost and fair value of securities held to maturity and securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------------------------
                                           Securities Held to Maturity   Securities Available for Sale
                                           ---------------------------------------------------------------
                                             Amortized                      Amortized
(In Thousands)                                    Cost   Fair Value              Cost   Fair Value
----------------------------------------------------------------------------------------------------------
Due in one year or less.................     $      --   $       --        $  105,156   $  105,149
Due after one year through five years...            --           --            20,327       20,338
Due after five years through ten years..            --           --                --           --
Due after ten years.....................         4,193        4,193           298,927      300,849
----------------------------------------------------------------------------------------------------------
  Total                                      $   4,193        4,193        $  424,410   $  426,336
==========================================================================================================

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $224 million as of December 31, 1996.

(a) Securities Held to Maturity


The following is a summary for the major categories of securities held to maturity.

=======================================================================================================
                                                               Gross            Gross
                                          Amortized       Unrealized       Unrealized
(In Thousands)                                 Cost            Gains           Losses      Fair Value
-------------------------------------------------------------------------------------------------------
December 31, 1996
  Industrial development bonds...         $   4,193       $       --       $       --      $    4,193
-------------------------------------------------------------------------------------------------------
  Total                                   $   4,193       $       --       $       --      $    4,193
-------------------------------------------------------------------------------------------------------
December 31, 1995
  Industrial development bonds...         $   4,376       $       --       $       --      $    4,376
  Other securities...............               599               --               --             599
-------------------------------------------------------------------------------------------------------
  Total                                   $   4,975       $       --       $       --      $    4,975
=======================================================================================================

There were no gross realized gains and gross realized losses for the years ended December 31, 1996 and 1994. For the year ended December 31, 1995, gross realized gains and losses were zero and $1,500,000, respectively.

(b) Securities Available for Sale

The following is a summary for the major categories of securities available for sale.

========================================================================================================
                                                               Gross            Gross
                                          Amortized       Unrealized       Unrealized
(In Thousands)                                 Cost            Gains           Losses      Fair Value
--------------------------------------------------------------------------------------------------------
December 31, 1996
  U.S. Treasury and federal agencies...    $385,903        $   1,772       $       (8)     $  387,667
  Mutual funds.........................      31,095               --               --          31,095
  Other securities.....................       7,412              226              (64)          7,574
--------------------------------------------------------------------------------------------------------
  Total                                    $424,410        $   1,998       $      (72)     $  426,336
--------------------------------------------------------------------------------------------------------
December 31, 1995
  U.S. Treasury and federal agencies...    $241,649        $   4,274       $       (4)     $  245,919
  Mutual funds.........................      43,052               --               --          43,052
  Other securities.....................       5,837              504               --           6,341
--------------------------------------------------------------------------------------------------------
  Total                                    $290,538        $   4,778       $       (4)     $  295,312
========================================================================================================

Mutual funds at December 31, 1996 and 1995 were comprised of Monarch government cash, cash and treasury funds. Other securities at December 31, 1996 and 1995 were primarily comprised of certificates of originator fees associated with the guaranteed portion of Small Business Administration loans.

The Bank's broker/dealer subsidiary, Imperial Securities Corp, receives fees for performing certain distribution and service activities on behalf of Monarch Funds (a family of mutual funds). These fees, totaling $1.3 million, $0.4 million and $0.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, are reflected as "Other service charges and fees" in the consolidated statement of income. Of the five trustees of the Monarch Funds, two are members of the Company's management. As of December 31, 1996, the Company's investment in the Monarch Funds represented approximately 4.6% of the net asset value of all Monarch Funds.

Gross realized gains and losses related to the available for sale portfolio were $274,000 and $45,000, respectively, for the year ended December 31, 1996, $423,000 and $163,000, respectively, for the year ended December 31, 1995 and $125,000 and $397,000, respectively, for the year ended December 31, 1994. At December 31, 1996 and 1995, the Company reported unrealized gains, net of tax, of $1.2 million and $2.7 million, respectively, in the consolidated balance sheet.

NOTE (4) LOANS

The carrying amount of loans, net of unearned income and deferred loan fees, consisted of the following:

====================================================================
                                                1996         1995
                                            Carrying     Carrying
At December 31, (In Thousands)                Amount       Amount
--------------------------------------------------------------------

Commercial loans.................          $1,594,602   $1,238,148
Loans secured by real estate:
  Real estate term loans.........             361,426      388,713
  Interim construction loans.....              86,416       64,869
Consumer loans...................              20,604        7,617
--------------------------------------------------------------------
Total loans......................           2,063,048    1,699,347
Less allowance for loan losses...             (36,051)     (37,402)
--------------------------------------------------------------------
  Net loans                                $2,026,997   $1,661,945
====================================================================

Net deferred loan fees and costs, included in total loans, approximated $8.7 million and $5.5 million at December 31, 1996 and 1995, respectively.

The following table contains information for loans deemed impaired.

================================================================================
                                                  Net
                                             Carrying     Specific         Net
(In Thousands)                                  Value    Allowance     Balance
--------------------------------------------------------------------------------
December 31, 1996
  Loans with specific allowances........     $102,116     $(14,993)   $ 87,123
  Loans without specific allowances.....       15,484           --      15,484
---------------------------------------------------------------------------------
  Total                                      $117,600     $(14,993)   $102,607
---------------------------------------------------------------------------------
December 31, 1995
  Loans with specific allowances........       85,242      (11,770)     73,472
  Loans without specific allowances.....       37,512           --      37,512
---------------------------------------------------------------------------------
  Total                                      $122,754      (11,770)   $110,984
=================================================================================

Impaired loans were classified as follows:

====================================================================
   At December 31, (In Thousands)               1996          1995
--------------------------------------------------------------------
Current.................................    $ 97,210      $ 93,253
Past due................................          --           575
Nonaccrual..............................      20,390        28,926
--------------------------------------------------------------------
  Total                                     $117,600      $122,754
====================================================================

Included in current impaired loans were restructured loans of $26.5 million at December 31, 1996 and $29.5 million at December 31, 1995. A significant portion, 77% at December 31, 1996 and 82% at December 31, 1995, of the impaired loans were secured by real estate. Impaired loans averaged $131.0 million in 1996 and $48.8 million in 1995. During 1996 and 1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $10.3 million and $3.4 million, respectively.

At December 31, 1996, 1995 and 1994, total restructured loans were $28.7 million, $33.6 million and $5.9 million, respectively, and were performing in accordance with their modified terms. There were $327,000 of related commitments to lend additional funds on restructured loans at December 31, 1996. There were no related commitments to lend additional funds on restructured loans in 1995 or 1994. In 1996, 1995 and 1994, respectively, $2.6 million, $2.8 million and $0.7 million of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $2.6 million, $2.7 million and $0.4 million of interest income which was included in net income for the same periods. The average yield on restructured loans was 8.4% at December 31, 1996.

Nonaccrual loans totaled $20.4 million, $28.9 million and $18.2 million at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the related commitments to lend additional funds approximated $319,000 and $607,000, respectively. There was no recorded interest receivable on nonaccrual loans at December 31, 1996 or 1995. Interest income foregone on nonaccrual loans approximated $2.2 million in 1996, $2.2 million in 1995 and $2.0 million in 1994. Interest income recognized on nonaccrual loans was approximately $1.1 million in 1996, $2.0 million in 1995 and $1.0 million in 1994.

An effort is made to pool and diversify risk with the objective of achieving high rates of return and minimizing losses for the benefit of stockholders and protection of depositors. Diversification of the loan portfolio by type of loan, geographic and industry concentration and type of borrower also tends to reduce the overall risk by minimizing the adverse impact of any single event or set of occurrences. At December 31, 1996, within the loan portfolio, approximately 77% were categorized as commercial and 22% as real estate. Commercial loans are broadly diversified by industry and geographically concentrated in California.

At year-end 1996, real estate loans totaled $447.8 million. Not included in the following table are commercial loans to real estate related customers totaling $79.1 million. At December 31, 1996, these loans consisted of the following:
$59.5 million to real estate agents, operators and lessors, $9.1 million to subcontractors and developers, $5.8 million to title and escrow companies and $4.7 million to builders.

The following table shows the distribution of real estate loans and unfunded commitments by type of project.

---------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                   TOTAL             %
                                                TOTAL LOANS       % LOANS     NONACCRUAL    NONACCRUAL          UNFUNDED
CONSTRUCTION                                        BY TYPE       BY TYPE        BY TYPE       BY TYPE       COMMITMENTS
---------------------------------------------------------------------------------------------------------------------------
Acquisition and land development.............      $  9,240          11 %       $     --          -- %          $  3,667
Condominiums.................................         6,330           7               --          --              23,737
Multi-family residential.....................           693           1               --          --               6,501
Single-family residential....................        66,840          77               --          --             133,906
---------------------------------------------------------------------------------------------------------------------------
   TOTAL RESIDENTIAL                               $ 83,103          96 %       $     --          -- %          $167,811
---------------------------------------------------------------------------------------------------------------------------
Other non-residential........................         3,313           4               --          --                  --
---------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-RESIDENTIAL                           $  3,313           4 %       $     --          -- %          $     --
---------------------------------------------------------------------------------------------------------------------------
      TOTAL CONSTRUCTION                           $ 86,416         100 %       $     --          -- %          $167,811
---------------------------------------------------------------------------------------------------------------------------

TERM LOANS
---------------------------------------------------------------------------------------------------------------------------
Acquisition and land development.............      $    317          -- %       $     --          -- %          $     --
Condominiums.................................        17,388           5               --          --                  --
Multi-family residential.....................       117,424          34            6,079          56                 323
Single-family residential....................         8,168           2            4,468          42                 130
---------------------------------------------------------------------------------------------------------------------------
   TOTAL RESIDENTIAL                               $143,297          41 %       $ 10,547          98 %          $    453
---------------------------------------------------------------------------------------------------------------------------
Retail facilities............................        92,538          26               --          --                 115
Office building..............................        71,025          20              213           2                  11
Industrial...................................         6,159           2               --          --                  --
Hotels.......................................        23,678           7               --          --                  48
Other........................................        13,969           4               --          --                  --
---------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-RESIDENTIAL                            $207,369          59 %       $    213           2 %          $    163
---------------------------------------------------------------------------------------------------------------------------
    TOTAL TERMS LOANS                              $350,666         100 %         10,760         100 %          $    616
---------------------------------------------------------------------------------------------------------------------------
  TOTAL REAL ESTATE LOANS                          $437,082                     $ 10,760                        $168,427
---------------------------------------------------------------------------------------------------------------------------

At December 31, 1996, 85% of the Company's real estate loan portfolio was geographically concentrated in Southern California, 10% in Northern California, and 5% outside of California.

The principal amount of loans pledged to secure public deposits and for other purposes required or permitted by law approximated $102 million at December 31, 1996.

NOTE (5) ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

-------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Balance, beginning of year........................     $ 37,402        $ 40,072        $ 42,800
Provision for losses..............................        6,881          16,122          12,174
Provision for loan losses of
 discontinued operation...........................           15              --              --
Loans charged off.................................      (11,025)        (20,962)        (17,734)
Recoveries on loans previously                            2,778           2,170           2,832
 charged off......................................
-------------------------------------------------------------------------------------------------
  NET CHARGE-OFFS                                      $ (8,247)        (18,792)       $(14,902)
-------------------------------------------------------------------------------------------------
  BALANCE, END OF YEAR                                 $ 36,051        $ 37,402        $ 40,072
-------------------------------------------------------------------------------------------------

NOTE (6) PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

-------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                              1996                1995
-------------------------------------------------------------------------------------------------
Land..............................................     $   1,765           $   1,765
Buildings & improvements..........................         3,737               3,682
Leasehold improvements............................         7,110               8,082
Furniture, fixtures & equipment...................        31,955              26,331
-------------------------------------------------------------------------------------------------
LESS ACCUMULATED DEPRECIATION AND
 AMORTIZATION                                            (26,154)            (23,857)
-------------------------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, NET                            $  18,413           $  16,003
-------------------------------------------------------------------------------------------------

NOTE (7) REAL ESTATE OWNED
The following table presents real estate owned by type of project.

-------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                              1996                1995
-------------------------------------------------------------------------------------------------
Acquisition and land development..................     $   2,708           $   6,908
Multi-family residential..........................            --                 162
Single-family residential.........................           187               1,325
-------------------------------------------------------------------------------------------------
  TOTAL RESIDENTIAL                                    $   2,895           $   8,395
-------------------------------------------------------------------------------------------------
Acquisition and land development..................            --               5,420
Retail facilities.................................            --               1,200
-------------------------------------------------------------------------------------------------
  TOTAL NON-RESIDENTIAL                                $      --           $   6,620
-------------------------------------------------------------------------------------------------
    REO, GROSS                                         $   2,895           $  15,015
-------------------------------------------------------------------------------------------------
Less valuation allowance                                    (769)             (4,686)
-------------------------------------------------------------------------------------------------
    REO, NET                                           $   2,126           $  10,329
-------------------------------------------------------------------------------------------------

Net real estate owned expense was comprised of the following:

-------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Net loss (gain) on sale of real estate
 owned...........................................      $    151        $   (384)       $   (446)
Valuation adjustments charged to
 operations......................................           476           4,547           5,291
Direct holding costs.............................         1,249           4,345           2,874
-------------------------------------------------------------------------------------------------
NET REAL ESTATE OWNED EXPENSE                          $  1,876        $  8,508        $  7,719
-------------------------------------------------------------------------------------------------

The following table sets forth information regarding the Company's valuation allowance for REO.

-------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Balance, beginning of year.......................      $  4,686        $  6,475        $  3,084
Provision for REO................................           476           4,547           5,291
REO charged off..................................        (4,393)         (6,336)         (1,900)
-------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                   $    769        $  4,686        $  6,475
-------------------------------------------------------------------------------------------------

NOTE (8) INCOME PER COMMON SHARE
Income per common share is computed based on the weighted average number of shares of common stock outstanding during each year after giving retroactive effect to stock dividends and splits. Common stock equivalents are included in the calculations unless the effect is determined to be antidilutive or immaterial.

The weighted average number of shares including common stock equivalents was 26,116,767 in 1996, 25,168,985 in 1995 and 24,200,733 in 1994. The weighted average number of shares used to compute income per common share was retroactively adjusted to reflect stock splits and dividends as appropriate. On January 24, 1997, the Company declared a 10% stock dividend payable on February 24, 1997 to stockholders of record on February 17, 1997. In the first quarter of 1996, the Company declared and paid an 8% stock dividend. In the fourth quarter of 1996, the Company split its common stock at the ratio of one new share for every two shares outstanding. In 1994 and 1995, the Company declared and paid 5% stock dividends.

On January 24, 1997, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to one million shares of its common stock from time to time in the open market depending on market conditions, share price and other factors. The stock repurchase program will reduce the shares outstanding and shares repurchased may later be issued to the Company's employee stock ownership plan and under the employee stock option plan. The repurchased shares will reduce the dilution from issuances in connection with those plans as well as from any future stock dividends. The stock repurchase program will continue until the full number of shares are acquired or the program is discontinued.

NOTE (9) DEPOSITS
Interest expense on time certificates of deposit with balances of $100,000 or more amounted to $36.8 million in 1996, $27.6 million in 1995 and $13.8 million in 1994.

Included in the Company's noninterest bearing demand deposits are deposits of customers in the real estate related services industry. While these deposits are noninterest bearing, the Company incurs customer service expenses in the form of payments to third parties who provide accounting, courier and other deposit related services for these customers. The costs associated with these deposits are included in "Customer ser-vices" in the accompanying consolidated statement of income. During 1996 and 1995, the average balances of such deposit accounts were $670.5 million and $546.0 million, respectively.

NOTE (10) SHORT-TERM BORROWINGS
The following table sets forth information with respect to Federal funds purchased and securities sold under agreements to repurchase.

-------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Balance, end of year.............................      $ 12,450        $126,500        $103,246
Weighted average interest rate, end of
 year............................................        4.93 %          4.31 %          6.22 %
Average amount outstanding during the
 year............................................      $ 16,489        $ 19,121        $ 26,906
Weighted average interest rate for the
 year............................................        5.04 %          5.57 %          2.90 %
Maximum amount outstanding at any
 month-end.......................................      $ 37,700        $156,930        $166,134
-------------------------------------------------------------------------------------------------

Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities. Interest expense associated with Federal funds purchased and securities sold under repurchase agreements totaled $0.8 million, $1.1 million and $0.8 million, respectively, for 1996, 1995 and 1994.

The Company issues commercial paper which matures within 270 days. The following table sets forth information regarding the Company's outstanding commercial paper.

-------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Balance, end of year.............................      $  8,011        $ 11,562        $ 11,903
Weighted average interest rate, end of
 year............................................        5.11 %          5.73 %          5.52 %
Average amount outstanding during the
 year............................................      $ 18,613        $  7,849        $ 13,890
Weighted average interest rate for the
 year............................................        5.45 %          5.89 %          3.50 %
Maximum amount outstanding at any
 month-end.......................................      $ 25,707        $ 11,861        $ 19,758
-------------------------------------------------------------------------------------------------

In connection with the issuance of commercial paper, the Company had a back-up line of credit established with a bank for $15,000,000 which matured in 1995 and was not renewed or utilized during 1995.

The Bank is a designated depository for federal tax collections. These tax collections, as set forth in the following table, bear interest at 25 points below the Federal funds rate.

-------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Balance, end of year.............................      $ 24,436        $ 21,574        $ 75,770
Weighted average interest rate, end of
 year.............................................       6.01 %          4.48 %          4.69 %
Average amount outstanding during the
 year............................................      $ 26,259        $ 38,427        $ 57,383
Weighted average interest rate for the
 year.............................................       5.00 %          5.60 %          3.92 %
Maximum amount outstanding at any
 month-end........................................     $ 89,579        $ 91,339        $ 89,211
-------------------------------------------------------------------------------------------------

NOTE (11) LONG-TERM BORROWINGS
In 1979, the Company issued $16,500,000 of Floating Rate Notes ("the Notes") which mature on August 1, 1999. The Notes were convertible at the option of the holder at any time prior to August 1, 1986 into an equivalent principal amount of Debentures. At December 31, 1996, $3,373,000 in Notes and $1,082,000 in Debentures were outstanding and the current interest rates on the Notes and Debentures were 6.25% and 9.0%, respectively. At December 31, 1995, the outstanding Notes and Debentures totaled $4,824,000 and $1,082,000, respectively.

The Notes and Debentures may be redeemed after August 1, 1989 at the option of the Company until maturity at a declining premium, plus accrued interest.

The Company is required under the indenture to make equal annual mandatory sinking fund payments of $1,650,000 in each of the years 1992 through 1998 which will be sufficient to retire at par approximately 90% of the aggregate principal amount of Notes and Debentures prior to maturity. The 1996 sinking fund payment was made in the third quarter of the year.

The Trust Indentures for the Notes and Debentures include provisions which restrict the sale or issuance of capital stock of the Bank, the payment of dividends and the disposition of assets. The Company was in compliance with the provisions of the respective Trust Indentures at December 31, 1996.

NOTE (12) INCOME TAXES
Income tax expense (benefit) is included in the accompanying consolidated statement of income as follows:

-------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                             1996            1995            1994
-------------------------------------------------------------------------------------------------
Income tax expense from:
   Continuing operations.........................      $ 43,278        $ 10,071        $  3,968
   Discontinued operations.......................        (6,000)          1,118              16
-------------------------------------------------------------------------------------------------
      TOTAL                                            $ 37,278        $ 11,189        $  3,984
-------------------------------------------------------------------------------------------------

The income tax provision for both continuing and discontinued operations in the consolidated statement of income is comprised of the following current and deferred amounts.

-------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                   1996           1995            1994
-------------------------------------------------------------------------------------------------
Current:
  Federal...............................     $19,858         $ 8,152         $  3,575
  State.................................       6,949           1,978            1,757
-------------------------------------------------------------------------------------------------
    TOTAL                                    $26,807         $10,130         $  5,332
-------------------------------------------------------------------------------------------------
Deferred:
  Federal...............................       4,524           2,880           (2,041)
  State.................................       1,796           2,138           (1,225)
-------------------------------------------------------------------------------------------------
    TOTAL                                    $ 6,320         $ 5,018         $ (3,266)
-------------------------------------------------------------------------------------------------
Total:
  Federal...............................      24,382          11,032            1,534
  State.................................       8,745           4,116              532
-------------------------------------------------------------------------------------------------
  Taxes (charged) credited to
   stockholders' equity.................       4,506            (792)           2,104
-------------------------------------------------------------------------------------------------
  Reversal of overaccrued taxes from
   prior years..........................        (355)           (907)              --
-------------------------------------------------------------------------------------------------
  Change in valuation allowance for
   deferred tax receivable..............          --          (2,260)            (186)
 -------------------------------------------------------------------------------------------------
    TOTAL                                    $37,278         $11,189         $  3,984
-------------------------------------------------------------------------------------------------

The amounts previously reported as the current and deferred portions of the tax provision for 1995 were revised based upon determinations made when the 1995 tax returns were filed. Such changes within the total provision occur because all tax alternatives available to the Company are not decided upon until all relevant tax data have been accumulated several months after year-end.

During 1996 and 1995, the Company recorded $0.4 million and $0.9 million reductions of income tax expense to reflect the finalization of prior years income tax issues.

The Company had a current income tax receivable of $3.4 million at December 31, 1996. Current income taxes payable totaled $394,000 at December 31, 1995. Of the $4.5 million in taxes charged directly to stockholders' equity, $3.2 million represents current taxes receivable associated with employee stock options and $1.3 million representing the reduction in deferred taxes associated with the unrealized gain on securities available for sale.

Deferred income taxes arise from differences on the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax (liability) receivable.

---------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                                                 1996                1995
---------------------------------------------------------------------------------------------------------
Components of the deferred tax asset:
  Bad debt deduction..................................................... $  12,612           $  14,334
  Deferred compensation..................................................     6,277               3,605
  State franchise taxes..................................................     3,261               1,017
  Goodwill amortization..................................................       831                 367
  Other..................................................................       388                 142
---------------------------------------------------------------------------------------------------------
    TOTAL                                                                 $  23,369           $  19,465
---------------------------------------------------------------------------------------------------------
  Valuation allowance....................................................        --                  --
---------------------------------------------------------------------------------------------------------
  DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE                          $  23,369           $  19,465
---------------------------------------------------------------------------------------------------------
Components of the deferred tax liability:
  Prepaid expense........................................................      (614)               (361)
  Installment sale of real estate owned..................................       (21)                (55)
  Depreciation...........................................................      (225)               (297)
  Deferred loan fees.....................................................      (847)               (786)
  Investment in Imperial Credit Industries, Inc..........................   (22,184)            (10,798)
  Unrealized gain on securities available for sale.......................      (883)             (2,210)
  Charitable donations...................................................        --                (463)
  Other..................................................................       (86)                (93)
---------------------------------------------------------------------------------------------------------
    TOTAL                                                                 $ (24,860)          $ (15,063)
---------------------------------------------------------------------------------------------------------
    NET DEFERRED TAX (LIABILITY) ASSET                                    $  (1,491)          $   4,402
---------------------------------------------------------------------------------------------------------

The Company's deferred tax asset, net of valuation allowance, is supported by carry back and carry forward provisions of the tax laws as well as certain tax strategies which create future taxable income.

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                                                                  ------------------------------------------------------------------
                                                                           1996                   1995                   1994
                                                                  ------------------------------------------------------------------
                                                                                % OF                   % OF                   % OF
                                                                               PRETAX                 PRETAX                 PRETAX
(IN THOUSANDS)                                                      AMOUNT     INCOME      AMOUNT     INCOME       AMOUNT    INCOME
------------------------------------------------------------------------------------------------------------------------------------

  Income tax provision at statutory rate......................    $ 31,994      35.0%      12,028      35.0%      $ 3,720     35.0%
  (Reduction) increase in taxes resulting from:
  Tax exempt interest.........................................        (167)     (0.2)        (146)     (0.4)         (169)    (1.6)
  Cash surrender value of officers life insurance.............         (90)     (0.1)        (220)     (0.7)         (357)    (3.4)
  Appreciation of donated Imperial Credit Industries, Inc
   common stock...............................................      (1,294)     (1.4)          --        --            --       --
  State franchise taxes, net of Federal income tax benefit....       6,470       7.1        2,537       7.4           715      6.8
  Change in valuation allowance...............................          --        --       (2,260)     (6.6)         (186)    (1.8)
  Reversal of overaccrued taxes from prior year...............        (355)     (0.4)        (907)     (2.6)           --       --
  Other.......................................................         720       0.8          157       0.5           261      2.5
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL                                                           $ 37,278      40.8%     $11,189      32.6%      $ 3,984     37.5%
------------------------------------------------------------------------------------------------------------------------------------


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

There were no discretionary contributions to the plan during 1996. The Company contributed $2.0 million to the profit-sharing plan in 1995. The trust created by the plan held 1,037,479 shares at December 31, 1996 and 1,065,638 shares at December 31, 1995. The shares held by the plan represented approximately 4.1% of the Company's total shares outstanding at December 31, 1996.

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

The trust created by the plan held 302,946 shares at December 31, 1996 and 329,406 shares at December 31, 1995. The Company contributed $2.5 million to the ESOP in 1996. Using the $2.5 million contribution, the plan purchased 107,317 shares in January 1997. There were no discretionary contributions to the plan during 1995.

Effective December 31, 1996, the ESOP was merged with the profit-sharing plan and all assets of the ESOP transferred to the profit-sharing plan. The account of each participant or former participant in the ESOP as of December 31, 1996 was transferred to the profit-sharing plan and will continue to be held and administered under the terms of the profit-sharing plan as a separate account in the name of the participant.

IMPERIAL BANCORP 401-K PLAN: The Company has a 401-K Plan in which all employees of the Company, Bank and certain subsidiaries may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least six months prior to the semi-annual enrollment date. Employees may contribute up to 14% of their salaries with the Company matching 50% of any contribution, not to exceed 4% of the employee's salary.

Only active 401-K Plan members at December 31 of any year are eligible to receive Company matching contributions for that year. The Company's matching contributions under the 401-K Plan approximated $950,000 in 1996, $453,000 in 1995 and $403,000 in 1994. Distributions of employee and matching contributions to terminated participants are made in accordance with the contribution allocation form signed by the employee in either common stock of the Company or cash or a combination thereof. The trust created by the plan held 497,065 shares at December 31, 1996 and 492,235 shares at December 31, 1995.

SUPPLEMENTAL COMPENSATION PLANS
DEFERRED COMPENSATION PLAN: In 1992, the Company adopted a Deferred Compensation Plan ("the 1992 Plan") in order to provide specified benefits to certain key employees and directors. Participants are allowed to defer portions of their compensation each plan year, subject to a minimum and a maximum dollar amount of deferral. In any plan year, the Company will make a matching contribution of not less than 10% or more than 50% of the participants' deferral for that year. The exact ratio will be determined by a formula based on return on stockholders' equity. The matching contribution ratio as calculated was 50% for 1996 and 40% for 1995. Each par-ticipant's "account balance" earns interest at a rate established annually (Moody's Seasoned Corporate Bond Rate). The rates for 1996 and 1995 were 7.30% and 8.94%, respectively. The rate for 1997 will be 7.41%.

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

The expense of funding the deferred compensation plans totaled $2.3 million, $1.0 million and $0.8 million, respectively, for the years ended December 31, 1996, 1995 and 1994.

To offset the deferred compensation plan liability, the Company purchased life insurance policies during 1996 for which it is the beneficiary. The policies have a cash surrender value which substantially offsets the premiums paid for the policies. The net expense of the policies included in the accompanying consolidated statement of income approximated $50,000 for the year ended December 31, 1996.

DEATH BENEFIT ONLY PLAN: The Death Benefit Only Plan ("DBO Plan") was established in 1986 to provide certain death benefits to the Company's then Chairman and current Chairman, then Vice Chairman, so long as they remain in the employ of the Company. The DBO Plan provides for lump sum payments to the estate of each individual in amounts ranging from $2.5 million in year one to $5.1 million in year fifteen, depending on the time of death. The DBO Plan was funded by the Company through the purchase of life insurance for which it is the beneficiary. The benefits specified by the DBO Plan are accrued over 15 years (expected mortality). The DBO Plan was designed such that, if the assumptions made with respect to mortality experience, policy dividends and other factors are realized, the Company will recover all costs including life insurance premiums and benefits paid by it, plus a factor for the use of its money.

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

Excluding the expense related to the death of George M. Eltinge, as described above, the Company's net benefit of funding the death benefit only plan amounted to $276,000, $277,000, and $223,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

SPLIT DOLLAR LIFE INSURANCE PLAN: In 1996, the Company established a Split Dollar Life Insurance Plan to provide certain death benefits to the estate of the Company's Chairman and his spouse. The insurance policy purchased under the plan provides for a lump sum payment to the estate of the Company's Chairman in amounts ranging from $10.5 million in year one to $5.2 million in year 26, depending on the time of death. The Company is obligated to make annual premium payments of $830,000 with respect to the policy for a twelve-year period. At the end of the thirteenth year, the Company will receive back an amount equal to the aggregate premiums paid without interest or earnings. The cash surrender value generated by the policy offsets the amount of premiums paid over the life of the policy. The net expense of the policy in the consolidated statement of income for the year ended December 31, 1996 approximated $350,000.

STOCK OPTION PLAN: The Company has a stock option plan for directors and certain employees. Options are granted at the market price of the Company's common stock at the date of grant, and become exercisable immediately for all directors. Options which have been granted to employees are exercisable at either 25% or 16.7% per year beginning one year after the date of grant.

A summary of changes in outstanding options is as follows:

-------------------------------------------------------------------------------
(IN THOUSANDS)                                  1996*         1995*
-------------------------------------------------------------------------------
Options outstanding, beginning of year..   2,727,852        3,276,852
Options granted.........................   1,364,583          215,619
Options exercised.......................    (885,099)        (744,952)
Options cancelled.......................     (66,807)         (19,667)
------------------------------------------------------------------------------
OPTIONS OUTSTANDING, END OF YEAR           3,140,529        2,727,852
------------------------------------------------------------------------------

There were 206,328* option shares available for future grants at December 31, 1996.

Information regarding stock option activity and prices of the shares is as follows:

------------------------------------------------------------------------------------------------------
                                                                                             AVERAGE
                                                                      OPTION                 OPTION
                                                      NUMBER      PRICE RANGE PER             PRICE
                                                   OF SHARES*         SHARE*                PER SHARE*
------------------------------------------------------------------------------------------------------
Shares under option at:
    December 31, 1996...................              3,140,529        3.64  -  19.89       $  9.24
    December 31, 1995...................              2,727,852        3.64  -  12.49          5.25
Options exercisable at:
    December 31, 1996...................              2,031,915        3.64  -  16.59          7.78
    December 31, 1995...................              2,000,863        3.64  -   8.15          4.72
Options exercised during the year:
    December 31, 1996...................                885,099       11.43  -  21.48          4.59
    December 31, 1995...................                744,952        8.42  -  13.47          4.47
------------------------------------------------------------------------------------------------------

*Adjusted for stock dividends declared and paid in 1996 and first quarter 1997 and a 3-for-2 stock split effected in 1996.

The Company recorded an additional $4.1 million in 1996 and $3.4 million in 1995 of stockholders' equity from the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised which was recorded as a component of stockholders' equity approximated $3.2 million in 1996 and $1.9 million in 1995. During 1996 and 1995, $1.8 million and $1.5 million of common stock were exchanged and retired in conjunction with the exercise of stock options.

The Company applies APB 25 in accounting for the stock option plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements for the fair value of stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net income would have been reduced to the pro forma amounts indicated in the table below:

------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1996        1995
------------------------------------------------------------------------------

Income from continuing operations.......   As Reported   $ 62,302     $  21,654
                                           Pro Forma       60,735        21,568
Net income..............................   As Reported   $ 54,134     $  23,177
                                           Pro Forma       52,567        23,091
Fully diluted income per share from
 continuing operations..................   As Reported   $   2.39     $    0.86
                                           Pro Forma         2.32          0.86
Fully diluted net income per share......   As Reported   $   2.07     $    0.92
                                           Pro Forma         2.01          0.92
-------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995:


---------------------------------------------------
                                   1996     1995
---------------------------------------------------

Dividend yield..................    --       --
Expected life of option (years):
   Officers.....................    6.5      6.5
   Directors....................    3.5      --
Stock price volatility:
   Officers.....................    44%      44%
   Directors....................    45%      --
---------------------------------------------------

The risk-free interest rates used in the Black-Scholes option-pricing model were equal to comparable U.S. Treasury rates at each respective grant date. The weighted average fair value at the date of grant for options granted during 1996 and 1995 was $8.43 per option and $6.32 per option, respectively.

Pro forma income from continuing operations and pro forma net income reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the pro forma income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

NOTE (14) LOANS TO OFFICERS

Pursuant to an Employee Loan Program and under by-laws approved by stockholders in 1984, the Company had $3,633,000 and $4,238,000 in loans to certain officers and directors, outstanding at December 31, 1996 and 1995, respectively. With respect to loans made to the Company's Chairman, one loan matures at the earlier of his termination of employment or January 1, 2002 and is secured by his interest in the DBO Plan (note 13). A second loan to the Company's Chairman is unsecured and matures at the earlier of his termination of employment or August 15, 2000. During 1996 additional loans made to officers were $124,000 and payments received were $729,000. Loans to other officers are unsecured, are due in seven equal annual principal payments or on demand, and mature at the earlier of each individual's termination of employment or August 15, 2000.

These loans accrue interest at a rate which is equal to 60% of the average of the one year and three year Treasury securities rates as published in the Wall Street Journal at the end of each calendar year, to be fixed at that rate for the coming year. The rate was 3.1% for 1996 and will be 3.6% for 1997.

NOTE (15) COMMITMENTS AND CONTINGENT LIABILITIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate cap and floor contracts, interest rate swaps, options, and forward and financial futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

For interest rate cap, floor and swap transactions, forward and financial futures contracts, and options, the contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counterparties to meet the terms of the contracts and from market movements in securities' values and interest rates. It is currently estimated that the related credit risk of these investments is an immaterial percentage of the notional amounts. The Company controls the credit risk of its interest rate cap, floor and swap agreements and forward and financial futures contracts through credit approvals, limits and monitoring procedures.

A summary of the contract or notional amounts of significant commitments and contingent liabilities is as follows:

-------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                 1996         1995
-------------------------------------------------------------------

Commitments to extend credit............    $1,381,980   $  840,340
Standby letters of credit...............       132,079       82,115
Commercial letters of credit............        53,314       55,633
When-issued securities..................         2,416        1,794
Asset/liability management:
Interest rate swaps.....................            --      300,000
Interest rate caps purchased............     1,500,000    1,300,000
Interest rate floors purchased..........     4,500,000      500,000
Trading contracts:
Spot and forwards to purchase foreign          110,856       51,655
 currency...............................
Spot and forwards to sell foreign              105,960       46,583
 currency...............................
Futures and forwards to purchase                     3       14,213
 precious metals........................
Futures and forwards to sell precious           17,006       14,253
 metals.................................
-------------------------------------------------------------------

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

The Company developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps are purchased.

Based on its strategy and the general asset sensitive nature of the consolidated balance sheet, the Company purchased over the counter interest rate floors in the first quarter of 1996 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500 million at December 31, 1996, matured unexercised in the first quarter of 1997. In the first, second, and third quarter of 1996, the Company purchased $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $500 million per quarter beginning in the second quarter of 1997. The floors maturing in the second and third quarter of 1997 provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain of these floors approximated $50,000 at December 31, 1996. In the fourth quarter of 1996, the Company purchased an additional $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $1.0 billion per quarter beginning in the second quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 4.0%. The unrealized gain of these floors approximated $150,000 at December 31, 1996.

In January 1996, the Company purchased exchange traded interest rate caps with a notional value of $500 million at December 31, 1996. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the caps and mature during the second quarter of 1997. The unrealized gain on these caps approximated $6,000 at December 31, 1996. In the fourth quarter of 1996, the Company purchased an additional $1.0 billion of exchange traded caps. The caps mature at the rate of $500 million per quarter beginning in the third quarter of 1997 and provide the Company protection in the event that the three month LIBOR increases above the 7.5% strike price. The unrealized gain of these caps at December 31, 1996 approximated $31,000. The unamortized premiums paid for floors and caps described above approximated $0.5 million at December 31, 1996.

The following table summarizes the Company's derivative instruments for the years ended December 31, 1996 and 1995.

---------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996 (IN                       NOTIONAL                  WEIGHTED
 THOUSANDS)                                      AMOUNT            AVERAGE RATE(1)                 TERMS AND MATURITY
---------------------------------------------------------------------------------------------------------------------------------
Interest rate caps purchased
Exchange traded.............................    $1,500,000          n/a                 $500,000 maturing per quarter in second,
                                                                                        third and fourth quarter 1997
Interest rate floors purchased
Exchange traded.............................    $4,000,000          n/a                 $500,000 maturing per quarter in second,
                                                                                        third and fourth quarter 1997 and first
                                                                                        quarter 1998.  $1,000,000 maturing
                                                                                        per quarter in second and third quarter 1998

Over the counter............................    $  500,000          n/a                 Matured but unexercised in first quarter
                                                                                        1997.
------------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1995 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS WITH EMBEDDED OPTIONS
Pay - Prime less a
 designated spread..........................     $  200,000         6.3%                First quarter 1996
Receive - 3 month LIBOR.....................        200,000         4.8
------------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SWAPS SYNTHETICALLY ALTERED BY
LINKED EXCHANGE TRADED OPTIONS
Pay - Prime less a
 designated spread..........................      $  100,000         6.7%                First quarter 1998
Receive - 3 month LIBOR (1).................         100,000         4.9
------------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE CAPS PURCHASE
Exchange traded.............................      $1,200,000         n/a                 $400,000 maturing per quarter through
                                                                                         third quarter 1996

Over the counter............................         100,000         n/a                 Resets quarterly in first, second and
                                                                                         third quarter 1996; matures fourth quarter
                                                                                         1996
------------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE FLOORS PURCHASED
Over the counter............................       $  500,000         n/a                 First quarter 1997
------------------------------------------------------------------------------------------------------------------------------------
(1) Weighted average rate reflects impact of linked exchange traded options.
------------------------------------------------------------------------------------------------------------------------------------

The Company entered into interest rate swaps in which it was committed to pay the daily average of the Prime Rate less a designated spread and receive three month LIBOR. The swaps were intended to reduce the potential compression of the Company's net interest margin in the event that LIBOR rose faster than Prime. The interest rate swaps had a notional value of $200 million at December 31, 1995 and matured in the first quarter of 1996. The swaps contained embedded option contracts with strike prices which increased at the rate of 25 basis points per quarter which capped the rate received on the interest rate swap. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing LIBOR indexed asset to retain some asset sensitivity.

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

The impact of the Company's derivative financial instruments discussed above was a $0.7 million increase in net interest income and a 3 basis point increase in net interest margin for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, the economic impact of the Company's derivative financial instruments were $7.2 million and $4.9 million reductions in net interest income and 35 basis point and 27 basis point reductions in net interest margin, respectively. The impact of these instruments in 1995 was partially offset by the recognition of a $2.3 million premium received on the linked written option which had been deferred until the final maturity of the these options in the fourth quarter of 1995.

As of December 31, 1996, SBA loans serviced for others approximated $57.4 million. In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers of loans. Under certain circumstances, loans must be repurchased if there has been a breach of representations or warranties.

The Company's wholly owned subsidiary, Imperial Trust Company, a California licensed trust company, had total assets under management of approximately $7.8 billion and $6.8 billion at December 31, 1996 and 1995, respectively.

LEASE COMMITMENTS: The Company leases the land and buildings for certain of its premises under noncancelable operating leases which expire in various years to 2012. Lease payments net of sublease income charged to net occupancy expense in the consolidated statement of income for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $6,277,000 $6,609,000 and $7,774,000, respectively.

Aggregate minimum rental commitments under these leases net of $1,780,000 of income to be received from noncancelable subleases are as follows:


-----------------------------
(In Thousands)      Amounts
-----------------------------
1997.............    $ 6,075
1998.............      4,991
1999.............      4,610
2000.............      3,206
2001.............      3,357
Thereafter.......     18,272
-----------------------------
Total                $40,511
-----------------------------

Certain of the aforementioned leases contain provisions such that the Company may at its option renew the leases at a specified rental for a specified period. Certain of the leases also contain provisions such that the Company must pay all property taxes on the premises or any increase in property taxes after specified years.

In addition, the Company has entered into long-term agreements for certain data processing and computer software products and services. These agreements expire in various years to 2002 and contain provisions that allow renewal at a specified amount for a specified period. Total expense from these agreements amounted to $2,890,000 in 1996, $2,911,000 in 1995 and $3,836,000 in 1994 and
are included in data processing in the consolidated statement of income.

Aggregate minimum contractual payments under these agreements are as follows:

---------------------------
(In Thousands)      Amounts
---------------------------
1997.............    $1,515
1998.............     1,641
1999.............     1,701
2000.............     1,706
2001.............     1,706
Thereafter.......       995
---------------------------
Total                $9,264
---------------------------

LEGAL ACTION: The Company and its subsidiaries are defendants in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the financial position or future results of operations of the Company.

NOTE (16) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("FAS 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans receivable, time deposits, borrowings and various off-balance sheet items. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

DEPOSITS: The fair values for demand, savings and money market accounts are estimated at the amount payable on demand. Fair values for certificates of deposit are estimated by discounting the expected cash flows at current market rates over expected maturities.

SHORT-TERM BORROWINGS: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, federal tax collection accounts and commercial paper approximate their fair values due to the short-term nature of the borrowings.

LONG-TERM BORROWINGS: Fair value is estimated using market prices or by discounting the expected future cash flows at market rates for similar instruments trading currently.

OFF-BALANCE SHEET INSTRUMENTS: Fair values of the Company's interest rate swaps, caps, floors, futures, spot and forward contracts are based on quoted market prices. Fair values of letters of credit and commitments to extend credit are based on fees currently charged to enter into similar agreements.

The estimated fair values of the Company's financial instruments are as follows:

                                                       1996                           1995
                                                            ESTIMATED                       ESTIMATED
                                            CARRYING            FAIR         CARRYING           FAIR
AT DECEMBER 31, (IN THOUSANDS)                AMOUNT           VALUE           AMOUNT          VALUE
------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and due from banks.................    $  325,014     $  325,014         $  242,018   $  242,018
Trading account assets..................        64,887         64,887             40,050       40,050
Securities available for sale...........       426,336        426,336            295,312      295,312
Securities held to maturity.............         4,193          4,193              4,975        4,975
Federal funds sold and securities
 purchased under resale agreements......       357,000        357,000            425,000      425,300
Loans held for sale.....................         5,531          6,058              2,648        2,842
Loans:
  Commercial loans......................     1,594,602      1,609,344          1,238,148    1,256,580
  Real estate loans.....................       447,842        430,443            453,582      444,390
  Consumer loans........................        20,604         20,425              7,617        7,607
-------------------------------------------------------------------------------------------------------
  Total loans                               $2,063,048     $2,060,212         $1,699,347   $1,708,577
 ------------------------------------------------------------------------------------------------------
  Less allowance for loan losses........    $  (36,051)    $       --         $  (37,402)  $       --
-------------------------------------------------------------------------------------------------------
  Net loans                                 $2,026,997      2,060,212         $1,661,945   $1,708,577
-------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
Deposits:
  Demand................................    $1,465,324      1,465,324         $1,145,720   $1,145,720
  Savings...............................        17,324         17,324             15,708       15,708
  Money market..........................       596,967        596,967            435,674      435,674
  Time deposits - under $100,000........       169,493        169,624            227,262      227,722
  Time deposits - over $100,000.........       701,169        700,883            539,252      539,687
Short-term borrowings...................        44,897         44,897            159,636      159,636
Long-term borrowings....................         4,455          4,501              5,906        5,975
-------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
ASSET/LIABILITY MANAGEMENT:
Interest rate swaps(1)..................    $       --     $       --         $       --   $     (166)
Interest rate caps purchased(1).........           (95)            38               (180)          --
Interest rate floors purchased(1).......          (347)           200              1,606          170
Trading contracts:
Spot and forwards to purchase foreign
 currency...............................          (170)          (170)              (136)        (136)
Spot and forwards to sell foreign
 currency...............................           528            528                520          520
Futures and forwards to purchase
 precious metals........................            --             --                 --           --
Futures and forwards to sell precious
 metals.................................            (4)            (4)                26           26
Credit instruments:
Commitment to extend credit.............            --        (20,730)                --      (12,605)
Standby letters of credit...............            --         (1,981)                --       (1,232)
Commercial letters of credit............            --           (800)                --         (834)
-------------------------------------------------------------------------------------------------------
(1)  Estimated fair value represents net unrealized (losses) gains.
-------------------------------------------------------------------------------------------------------

NOTE (17) RESTRICTIONS ON CASH BALANCES

Federal Reserve Board regulations require that the Bank maintain certain reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1996, the Bank maintained average reserves of approximately $81.4 million.

NOTE (18) IMPERIAL CREDIT INDUSTRIES, INC.

At December 31, 1996, the Company owned 9,396,016 shares, or 24.5%, of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII").

The following table illustrates the changes in the Company's investment in ICII during 1996 and 1995.


                                         1996         1995
-------------------------------------------------------------
Shares owned, beginning of year....   5,801,052    3,867,368
Stock splits and stock dividends...   5,281,658    1,933,684
Sale of shares.....................  (1,500,000)          --
Charitable donation of shares......    (186,604)          --
-------------------------------------------------------------
SHARES OWNED, END OF YEAR             9,396,106    5,801,052
-------------------------------------------------------------

In accordance with two consulting agreements, one between the Bank and a senior executive of the Bank, and the second between the Bank and a director of the Company, the Bank is obligated to pay commissions upon the sale of ICII shares. Each individual will receive an incentive fee of 2.5% of the realized pre-tax gains received by the Bank, when and if realized, from the disposition of the remaining ICII shares held by the Bank. If such sale by the Bank has not occurred, the agreements require that the Bank will have considered to have sold an amount equal to 20% of any such security as of January 1 of each year from 1997 through 2001, at a price equal to the arithmetic average of the daily average stock price of ICII common stock as reported by NASD during the preceding year. Based on the daily average market price for 1996 of $14.50 per share, less each individual's basis of $0.89 per share as of December 31, 1996, as adjusted for stock splits and dividends, the liability relating to these agreements approximated $6.4 million at December 31, 1996. This liability is being accrued over the vesting period and will be remeasured quarterly for changes in the average market price. If the Company had sold all of its investment in ICII on December 31, 1996, the liability related to these agreements would have been $9.5 million. The commissions paid as a result of the shares sold in 1996 approximated $1.7 million and were netted against "Gain on sale of investment in Imperial Credit Industries, Inc." in the consolidated statement of income.

At December 31, 1996, the Company carried its investment in ICII at an equivalent book value of $6.16 per share. On February 28, 1997, the market value of ICII common stock was $24.13, representing a pre-tax unrealized gain of the Company's investment of over $160 million.

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

The following represents summarized financial information with respect to the operations of ICII.


--------------------------------------------------------------------------------
(IN THOUSANDS)                                1996           1995         1994
--------------------------------------------------------------------------------
Loans held for sale.....................   $  943,623   $ 1,341,810  $   263,807
Total assets............................    2,472,881     2,510,635    1,420,409
Deposits................................    1,076,707     1,092,989      934,621
Total liabilities.......................    2,233,373     2,416,533    1,344,536
Total equity............................      239,508        94,102       75,873
--------------------------------------------------------------------------------
Total revenues..........................      257,054        90,759       77,954
Total expenses..........................       99,170        66,629       66,664
Income before taxes, minority interest
 & extraordinary item...................      157,884        24,130       11,290
Minority interest.......................       12,026           208           --
Extraordinary item......................           --            --          919
Net income..............................       75,984        14,193        7,524
--------------------------------------------------------------------------------

NOTE (19) CAPITAL MATTERS

Imperial Bank is subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amount and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank, as a California corporation, is limited in making distribution to its stockholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes and Debentures also have restrictions on distributions. At December 31, 1996, the Bank could distribute at least $73.1 million.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table compares the Company's actual capital ratios at December 31, 1996 to those required by regulatory agencies for capital adequacy and well capitalized classification purposes.

------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                             TO BE WELL CAPITALIZED UNDER
                                             ACTUAL           FOR CAPITAL ADEQUACY PURPOSES      PROMPT CORRECTIVE ACTION PROVISIONS
 -----------------------------------------------------------------------------------------------------------------------------------
                                         AMOUNT     RATIO        AMOUNT           RATIO                 AMOUNT        RATIO
Total capital (to risk weighted assets):
  Company..............................   $320,708    11.3%      *$227,927        *8.0%                 *$284,909      *10.0%
  Bank.................................   $296,024    10.5%      *$226,013        *8.0%                 *$282,516      *10.0%
Tier I Capital (to risk weighted assets):
  Company..............................   $284,248    10.0%      *$113,964        *4.0%                 *$170,945       *6.0%
  Bank.................................   $260,654     9.2%      *$113,006        *4.0%                 *$169,509       *6.0%
Tier I Capital (to average assets):
  Company..............................   $284,248     9.4%      *$ 90,297        *3.0%                 *$151,042       *5.0%
  Bank.................................   $260,654     8.7%      *$ 90,297        *3.0%                 *$150,496       *5.0%
------------------------------------------------------------------------------------------------------------------------------------
*greater than or equal to

NOTE (20) DISCONTINUED OPERATION

In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $9.8 million, net of tax, in 1996. This included provisions for operational losses of $2.8 million, net of tax, recorded as a result of recent developments occurring during the fourth quarter of 1996. The provision, in addition to all of the results of operations from this division, is reflected in the consolidated statement of income as "(Loss) income from operations of discontinued operation, net of tax." In accordance with the Company's disposal plan, customers of the precious metals division were notified of the Company's decision to exit the line of business and given an appropriate amount of time to liquidate their outstanding positions. Substantially all of the activities of the precious metals division were terminated as of December 31, 1996.


-------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                 1996            1995     1994
-------------------------------------------------------------------------------
(Loss) income from operations of
 discontinued operation, net of income
 taxes of $(6,000), $1,118, and $16.....    $ (8,168)         $ 1,523     $  21
Loss on disposal of discontinued
 operation..............................          --               --        --
--------------------------------------------------------------------------------
  Total                                     $ (8,168)         $ 1,523     $  21
--------------------------------------------------------------------------------

Summary information of the precious metals division's assets and liabilities are provided below:


------------------------------------------------------------------------------
AT DECEMBER 31, (IN THOUSANDS)                 1996              1995
------------------------------------------------------------------------------
Loans...................................    $   3,797          $  24,382
Total assets............................       19,931             25,475
Total liabilities.......................       14,769                583
------------------------------------------------------------------------------


NOTE (21) NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125") which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies the following: when financial assets and liabilities are to be removed from an entity's financial statements; the accounting for servicing assets and liabilities; and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under FAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. FAS 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. Under FAS 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. FAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset is to be amortized in proportion to, and over the period of, net servicing income. Servicing assets and liabilities are to be assessed for impairment based on their fair value. FAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value. Changes in market value are included in operations, if classified as trading securities, or in stockholders' equity as unrealized holding gains or losses, net of the related tax effect, if classified as available for sale.

During 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125" ("FAS 127"). FAS 127 defers for one year the effective date (a) of paragraph 15 of FAS 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9 - 12 and 237 (b) of FAS 125. FAS 127 provides additional guidance on the types of transactions for which the effective date of FAS 125 has been deferred. It is required that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending or similar transaction, then paragraphs 9 - 12 of FAS 125 should be applied to that transfer. The Company adopted the applicable provisions of FAS 125 effective January 1, 1997. Management does not expect the adoption of FAS 125 to have a material impact on the Company's financial position, results of operations or liquidity.

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY)

-------------------------------------------------------------------------------
CONDENSED BALANCE SHEET
-------------------------------------------------------------------------------
At December 31, (In Thousands, Except Share Data)      1996           1995
-------------------------------------------------------------------------------
ASSETS
Cash....................................             $    188     $    800
Securities available for sale (at fair
 value at December 31, 1996 and 1995)...               14,022       16,442
Securities purchased under resale
 agreements from Imperial Bank..........               32,000           --
Loans to officers.......................                3,633        4,238
Investments in subsidiaries:
  Imperial Bank.........................              264,359      216,417
  Other subsidiaries....................                4,447          538
Other assets............................               15,301       14,267
-------------------------------------------------------------------------------
     TOTAL ASSETS                                    $305,150     $252,702
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper........................             $  8,011     $ 11,562
Long-term borrowings....................                4,455        5,906
Other liabilities.......................                6,333        6,998
-------------------------------------------------------------------------------
     TOTAL LIABILITIES                               $ 18,799     $ 24,466
-------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, no par 50,000,000
   shares authorized; 23,079,715 shares
   at December 31, 1996 and 13,821,125
   shares at December 31, 1995 issued
   and outstanding......................              163,748      130,780
  Subsidiaries' unrealized gain on
   securities available for sale, net
   of tax...............................                1,206        2,747
  Retained earnings.....................              121,397       94,709
-------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                       $286,351     $228,236
-------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $305,150     $252,702
-------------------------------------------------------------------------------

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)

--------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME
--------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)           1996        1995          1994
--------------------------------------------------------------------------------------------
Revenue:
  Dividends - Imperial Bank and
   Imperial Bank Realty Company, Inc....               $ 4,120      $ 2,367      $ 4,610
  Interest income:
    Securities available for sale.......                 1,195          694          456
    Securities purchased under resale
     agreements from Imperial Bank.......                  141           12           --
    Loans to officers...................                   119          199          179
  Other income..........................                    15           16           25
--------------------------------------------------------------------------------------------
     TOTAL REVENUE                                     $ 5,590      $ 3,288      $ 5,270
 -------------------------------------------------------------------------------------------
Expense:
  Salary................................                   137          137          198
  Other employee benefits(1)............                   206         (206)       1,284
  Interest expense:
    Commercial paper....................                 1,015          463          487
    Long-term borrowings................                   343          528          625
  Other expense.........................                   890          535          518
--------------------------------------------------------------------------------------------
     TOTAL EXPENSE                                     $ 2,591      $ 1,457      $ 3,112
--------------------------------------------------------------------------------------------
Income before income taxes..............                 2,999        1,831        2,158
Applicable income tax benefit...........                  (603)        (490)      (1,472)
--------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
 INCOME OF SUBSIDIARIES                                  3,602        2,321        3,630
--------------------------------------------------------------------------------------------
Equity in undistributed income of
 subsidiaries...........................                50,532       20,856        3,013
--------------------------------------------------------------------------------------------
     NET INCOME                                        $54,134      $23,177      $ 6,643
--------------------------------------------------------------------------------------------
(1) Includes the accrual for benefit costs less the benefit associated with the policies funding the plan (see Note 13).
--------------------------------------------------------------------------------------------

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)

-----------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)               1996        1995        1994
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income............................                  $   54,134   $  23,177    $  6,643
  Adjustments for non-cash charges (credits):
    Undistributed income of subsidiaries                     (50,532)    (20,856)     (3,013)
    Net change in other liabilities(1)..                       1,198         798         235
    Net change in other assets..........                      (1,034)       (693)      1,603
-----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           $    3,766   $   2,426    $  5,468
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities
   available for sale...................                     416,117     188,630     217,179
  Purchase of securities available for
   sale.................................                    (413,471)   (189,966)   (223,952)
  Investments in subsidiaries...........                      (1,750)         --          --
  Net change in securities purchased
   under resale agreements..............                      (3,200)         --          --
  Net change in loans made to officers..                         605         244       3,579
-----------------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                $   (1,699)     (1,092)   $ (3,194)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in commercial paper........                      (3,551)       (341)     (5,497)
  Retirement of long-term borrowings....                      (1,451)     (2,247)     (1,713)
  Advances from subsidiaries............                          --          --         990
  Net proceeds from exercise of
   employee stock options...............                       2,352       1,839       3,968
  Other.................................                         (29)        (11)        (10)
-----------------------------------------------------------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                 $   (2,679)   $   (760)   $ (2,262)
-----------------------------------------------------------------------------------------------
    NET CHANGE IN CASH                                    $     (612)   $    574    $     12
-----------------------------------------------------------------------------------------------
    CASH, BEGINNING OF YEAR                               $      800    $    226    $    214
-----------------------------------------------------------------------------------------------
    CASH, END OF YEAR                                     $      188    $    800    $    226
-----------------------------------------------------------------------------------------------
(1)  The Parent Company recorded a tax benefit in stockholders' equity for its employee stock options of $1,863,000 in 1996, $153,000 in 1995 and $1,478,000 in 1994.
-----------------------------------------------------------------------------------------------

In 1996, 1995 and 1994, the Parent Company paid $1.4 million, $1.0 million and $1.3 million in interest, respectively.



NOTE (23) SUBSEQUENT EVENTS (UNAUDITED)

On February 20, 1997, the Company's Board of Directors approved a plan to spin off to stockholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets will be transferred to a newly formed corporation.

The spin-off company will be known as Imperial Financial Group, Inc. ("IFG") and will comprise Imperial Bank's Lewis Horwitz Organization, which specializes in entertainment industry lending; the Bank's small business lending group; Imperial Trust Company, a California-licensed trust company; and the Bank's interest in ICII. Also, in connection with the spin-off, IFG intends to form a separate broker-dealer and a thrift and loan, which also will be part of its business.

The spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service to the effect that the transaction will not be taxable to the Company's stockholders, the Company or the Bank, as well as approval from the Company's regulators. It is anticipated that the separation will occur in late 1997 or early 1998.

Total assets of the entities comprising IFG approximated $140 million at December 31, 1996. Revenues of IFG, including interest income and noninterest income but excluding the gains from sale of ICII shares in 1996, approximated $40 million for the year ended December 31, 1996.

The Company has retained a financial advisor to assess alternatives to assure that capital levels at the Company and the Bank meet regulatory guidelines after the spin-off and provide for future growth.

INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND STOCKHOLDERS

IMPERIAL BANCORP:

We have audited the accompanying consolidated balance sheet of Imperial Bancorp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Bancorp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
Los Angeles, California

January 22, 1997

Selected Statistical Information
SECURITIES

The following table shows the maturities of securities held to maturity and securities available for sale at December 31, 1996 and their weighted average yields.


-----------------------------------------------------------------------------------------------------------------------------------

(DOLLARS IN MILLIONS)                                                          MATURING
-----------------------------------------------------------------------------------------------------------------------------------

                                         LESS THAN          GREATER THAN       GREATER THAN        GREATER THAN
                                          1 YEAR            1 - 5 YEARS        5 - 10 YEARS          10 YEARS           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

                                      AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT   YIELD
-----------------------------------------------------------------------------------------------------------------------------------
 Securities held to maturity:
  Industrial development bonds....... $   --      --%      $  --      --%     $   --      --%     $  4.2     7.1%    $  4.2    7.1%

-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL                             $   --      --       $  --      --      $   --      --      $  4.2     7.1%    $  4.2    7.1%

-----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury and federal agencies.. $ 74.0     5.2%      $20.3     5.6%     $   --      --%     $293.3     6.6%    $387.6    6.3%
 Mutual funds........................   31.1     5.3          --      --          --      --          --      --       31.1    5.3
 Other securities....................     --      --         0.1     7.9          --      --         7.5     8.8        7.6    8.8
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL                             $105.1     5.3%      $20.4     5.6%     $   --      --      $300.8     6.7%    $426.3    6.3%
-----------------------------------------------------------------------------------------------------------------------------------


MATURITY DISTRIBUTION OF LOANS

The following table shows the maturity schedule of the Company's loan portfolio at December 31, 1996, net of unearned income and deferred loan fees and costs.


-------------------------------------------------------------------------------
                                           GREATER
                                     LESS     THAN       GREATER
                                     THAN   1 TO 5          THAN
(IN THOUSANDS)                     1 YEAR    YEARS       5 YEARS     TOTAL
-------------------------------------------------------------------------------
Commercial loans:
  Floating rate............... $  777,993  $543,367      $159,051    $1,480,411
  Fixed rate..................     57,300    46,583        10,308       114,191
Real estate loans:
  Floating rate...............     81,240    22,529        16,759       120,529
  Fixed rate..................     91,202   193,449        42,663       327,313
Consumer loans:
  Floating rate...............     16,444     3,637            --        20,081
  Fixed rate..................         63       460            --           523
-------------------------------------------------------------------------------
    TOTAL LOANS                $1,024,242  $810,025      $228,781    $2,063,048
-------------------------------------------------------------------------------
  Allowance for loan losses...                                          (36,051)
-------------------------------------------------------------------------------
    NET LOANS                                                        $2,026,997
-------------------------------------------------------------------------------

DEPOSITS

The following table shows the schedule of time remaining to maturity of time certificates of deposits of $100,000 and over at December 31, 1996 and 1995.

-----------------------------------------------------------------
(IN THOUSANDS)                               1996        1995
-----------------------------------------------------------------
3 months or less......................   $517,644    $372,228
Over 3 through 6 months...............    100,959     132,993
Over 6 through 12 months..............     80,614      33,051
Over 12 months........................      1,952         980
-----------------------------------------------------------------
  TOTAL                                  $701,169    $539,252
-----------------------------------------------------------------

FINANCIAL RATIOS

-------------------------------------------------------------------------------------------------------
                                                         1996       1995       1994     1993     1992
-------------------------------------------------------------------------------------------------------
Net income as a percentage of:
  Average stockholders' equity......................    20.83%     11.03%      3.46%    0.57%    4.35%
  Average total assets..............................     1.94       1.00       0.30     0.04     0.22
  Average earning assets............................     2.10       1.14       0.35     0.05     0.25
Stockholders' equity at year-end as a percentage of:
  Total assets at year-end..........................     8.55%      8.19%      8.31%    6.63%    5.40%
  Total gross loans at year-end.....................    13.88      13.43      14.38    12.56    11.12
  Total deposits at year-end........................     9.71       9.66      10.09     7.76     6.08
Average stockholders' equity as a percentage of:
  Average total assets..............................     9.33%      9.04%      8.64%    7.02%    5.11%
  Average gross loans...............................    14.14      13.64      14.11    12.54    10.16
  Average total deposits............................    10.77      10.47      10.10     8.22     5.84
-------------------------------------------------------------------------------------------------------

COMMON STOCK AND STOCKHOLDER DATA

-------------------------------------------------------------------------------------------------------
                                                        1996       1995       1994     1993     1992
-------------------------------------------------------------------------------------------------------
Market price:
  High for year.....................................  $ 22.27    $ 13.75     $10.28   $ 7.64   $ 7.27
  Low for year......................................    12.48       6.41       6.48     4.48     3.52
  At year end.......................................    21.82      13.75       6.75     6.75     4.61
Book value at year end..............................    11.28       9.27       8.24     8.02     8.00
Market price/book value at year end.................   193.4%     148.4%      81.9%    84.1%    57.6%
-------------------------------------------------------------------------------------------------------

On January 24, 1997, the Company declared a 10% stock dividend, payable on February 24, 1997 to shareholders of record on February 17, 1997. In the fourth quarter of 1996, the Company split its common stock at the ratio of one new share for every two shares outstanding.

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

During the first eleven months of 1996, the common stock of the Company was traded in the over-the-counter market on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol "IBAN." On December 9, 1996, the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the stock symbol "IMP." As of March 1, 1997, stockholders of record approximated 1,490 exclusive of individual participants in security position listings.

QUARTERLY DATA

The following table sets forth the range of the high and low prices for the calendar periods indicated as adjusted for stockdividends declared and paid in 1996 and first quarter 1997 and a 3-for-2 stock split effected in 1996.

---------------------------------------------------------------
                                   1996             1995
                            -----------------------------------
STOCK MARKET QUOTATIONS       HIGH     LOW       HIGH    LOW
---------------------------------------------------------------
First Quarter.............    $15.36  $12.48   $ 9.68   $ 6.41
Second Quarter............     15.30   13.48    11.64     8.70
Third Quarter.............     17.88   13.48    13.33    10.66
Fourth Quarter............     22.27   16.59    13.75    12.48
---------------------------------------------------------------

Quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1996 is summarized below.


------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------
1996                                               DECEMBER 31   SEPTEMBER 30      JUNE 30       MARCH 31
------------------------------------------------------------------------------------------------------------
Total interest income...................             $56,227        $54,513        $50,326        $48,090
Net interest income.....................              37,908         36,084         34,889         32,221
Provision for loan losses...............              (2,948)         3,803          3,357          2,669
Noninterest income......................              14,974         12,586         23,229         12,291
Gains - Imperial Credit Industries,
 Inc. stock.............................                  --             --         36,411             --
Income from continuing operations
 before taxes...........................              21,368         14,347         58,185         11,680
(Loss) income from operations of
 discontinued operation, net of tax.....              (2,543)           373         (6,114)           116
------------------------------------------------------------------------------------------------------------
NET INCOME                                           $10,009        $ 8,676        $28,653        $ 6,796
------------------------------------------------------------------------------------------------------------
Net income from continuing operations
 per share..............................                0.47           0.32           1.34           0.26
(Loss) income per share of discontinued
 operations.............................               (0.10)          0.01          (0.24)            --
------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                 $  0.37        $  0.33        $  1.10        $  0.26
------------------------------------------------------------------------------------------------------------

1995                                               DECEMBER  1   SEPTEMBER 30      JUNE 30       MARCH 31
------------------------------------------------------------------------------------------------------------
Total interest income...................             $48,104        $45,014        $43,234        $38,427
Net interest income.....................              33,155         29,036         27,542         24,892
Provision for loan losses...............               5,305          6,261          3,176          1,380
Noninterest income......................              16,421         10,453          8,753          7,919
Income from continuing operations
 before taxes...........................              12,662          7,080          6,677          5,306
Income from operations of discontinued
 operation, net of tax..................                 465            480            350            228
------------------------------------------------------------------------------------------------------------
NET INCOME                                           $ 8,723        $ 5,150        $ 4,648        $ 4,656
------------------------------------------------------------------------------------------------------------
Net income from continuing operations
 per share LDRS.........................                0.32           0.18           0.17           0.18
Income per share of discontinued
 operations.............................                0.02           0.02           0.01           0.01
------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                 $  0.34        $  0.20        $  0.18        $  0.19
------------------------------------------------------------------------------------------------------------
Per share data has been adjusted for stock dividends declared and paid in 1996 and 1997 and a 3-for-2 stock split effected in 1996.
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ANALYSIS OF CHANGES IN NET INTEREST MARGIN

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

---------------------------------------------------------------------------------------------------------------------------------
                                                1996 OVER 1995                               1995 OVER 1994
                                                           RATE/                                        RATE/
(IN THOUSANDS)                      VOLUME        RATE    VOLUME       TOTAL     VOLUME       RATE     VOLUME       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in:
  Loans (1)......................  $27,817    $    897    $1,393     $30,107    $14,883     $14,978    $  967     $30,828
  Trading instruments............      470        (912)    (103)        (545)       592         464        94       1,150
  Securities available for sale...   6,007      (1,175)    (506)       4,326     (1,254)      6,792      (648)      4,890
  Securities held to maturity....      (72)         90      (23)          (5)       (14)        (23)        3         (34)
  Federal funds sold and
   securities purchased
   under resale agreements.......    1,257        (871)    (123)         263       (324)      2,925       (47)      2,554
  Loans held for sale............      248          (9)      (8)         231       (498)        487      (370)       (381)
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME          $35,727     $(1,980)   $  630     $34,377    $13,385     $25,623   $    (1)    $39,007
---------------------------------------------------------------------------------------------------------------------------------
  Savings........................     (157)         (1)       1         (157)       (41)         --        --         (41)
  Money market...................    1,193       1,107     (112)       2,188       (553)      1,863       175       1,485
  Time - under $100,000..........     (987)     (1,362)     134       (2,215)     2,540       3,493     1,074       7,107
  Time - $100,000 and over.......   12,512      (2,382)    (886)       9,244      5,953       5,515     2,288      13,756
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL DEPOSITS                   $12,561      (2,638)    (863)     $ 9,060    $ 7,899     $10,871   $ 3,537     $22,307
---------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings..........     (611)       (397)      33         (975)      (977)      2,083      (577)        529
  Long-term borrowings...........     (154)        (47)      16         (185)      (130)         46       (13)        (97)
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE           $11,796      (3,082)    (814)     $ 7,900    $ 6,792     $13,000   $ 2,947     $22,739
---------------------------------------------------------------------------------------------------------------------------------
  CHANGES IN NET INTEREST          $23,931    $  1,102    $1,444     $26,477    $ 6,593     $12,623   $(2,948)    $16,268
   INCOME
---------------------------------------------------------------------------------------------------------------------------------
(1) The rate change for interest income on loans includes a $0.7 million positive impact and a $7.2 million negative impact of derivative instruments for the years ended December 31, 1996 and 1995. Loans are net of unearned income and deferred loan fees.
---------------------------------------------------------------------------------------------------------------------------------

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

Imperial Bank: The Bank is engaged in general commercial banking at 11 banking offices located throughout California and loan production offices located in Boston, Massachusetts; Austin, Texas; and Phoenix, Arizona. The Bank, among the eighth largest in California, was incorporated in 1963 under the laws of the State of California and became a subsidiary of the Company in 1969.

The Bank offers a wide variety of financial services. For business customers the Bank's services currently include: checking accounts; savings accounts; money market deposit accounts; certificates of deposit; business and real estate loans; ESOP financing; venture capital financing; SBA loans; depository of federal income, excise and withholding taxes; collection services; Mastercard and Visa depository; business account reconciliation; cash management services; automated payroll systems; accounts receivable financing; letters of credit, foreign currency exchange and trade financing; asset management services; escrow accounting system and other accounting systems. The Bank has historically devoted the major portion of its business development efforts toward customers in the medium size business range consisting of companies having annual sales of between $5 and $100 million. Additionally, the Bank has established specialized divisions to more directly serve certain market segments, such as the Entertainment Industries Group, International Banking, Asset Based Lending, Title/Escrow Administration and Corporate Cash Management, Merchant Card Services, The Lewis Horwitz Organization, Special Markets, Health Care and Small Business Administration Lending. The accounts of any single depositor or affiliated group of depositors are not considered material in relation to the Bank's total deposits.

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

The Bank does not have trust powers. However, Imperial Trust Company, a subsidiary of the Bank, is licensed to operate a trust business under the laws of the State of California and operates from offices in Los Angeles, Costa Mesa and San Francisco. The Bank is licensed as an insurance agent and engages in insurance agency activities as permitted under applicable law.

As of December 31, 1996, the Bank and its subsidiaries had total assets of $3.3 billion and total deposits of $3.0 billion. Net income for 1996 was $54.5 million.

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

Imperial Bank Subsidiaries: Imperial Trust Company, a California licensed trust company, had total assets under management and administration of approximately $7.5 billion at December 31, 1996. The Trust Company reported net income of $1.7 million for 1996.

Imperial Ventures, Inc. ("IVI") was organized in 1977 and is licensed as a small business investment company. IVI reported net income of $0.2 million for 1996. As of December 31, 1996, IVI had total assets of approximately $1.3 million.

Imperial Securities Corporation ("ISC"), a registered broker dealer, engages in the purchase and resale of financial instruments to corporations, financial institutions and high net worth individuals. ISC, organized as a broker dealer in 1993, reported net income of $0.7 million for 1996. As of December 31, 1996, ISC had total assets of $3.6 million.

Pacific Bancard Association, Inc. ("PBA") was implemented in 1994 to facilitate merchant bankcard processing activities. PBA had total assets of $0.8 million at December 31, 1996, and reported net income of $0.2 million for 1996.

Nonbank Subsidiaries: In addition to the Bank and its subsidiaries, the Company has two active wholly owned direct subsidiaries.

Imperial Bank Realty Company, Inc. ("Realty") holds leases on certain real property occupied by the Company and the Bank. Realty is responsible for purchasing, leasing and maintaining all Bank and Company operating real properties. As of December 31, 1996, Realty's total assets approximated $0.6 million. Net income in 1996 was approximately $42,000.

Imperial Creditcorp ("ICC") seeks to generate capital appreciation through medium term equity investments made in financial sector related opportunities. As of December 31, 1996, ICC's total assets approximated $1.7 million. Net income for 1996 approximated $167,000.

Investment in Imperial Credit Industries, Inc.: Imperial Credit Industries, Inc. ("ICII"), capitalized in late 1991, is a diversified finance company. In 1992, ICII sold 2.3 million shares of stock in an initial public offering. During the second quarter of 1993, the Bank sold 2.8 million shares of ICII common stock reducing its ownership from 72.4% at December 31, 1992, to 40.3% at December 31, 1993 and 1994. During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. In addition, ICII declared and paid a 10% stock dividend in February 1996 and effected a two-for-one stock split in late 1996.

In the second quarter of 1996, the Company sold 1.5 million shares of its investment in ICII. At the same time, ICII completed a secondary public offering in which 2.8 million new shares were sold to the public. These events reduced the Company's ownership of ICII to approximately 24.5%.

As the Company does not exercise significant control over the operation of ICII, the results of operations are accounted for as an equity investment in the Company's consolidated financial statements.

On February 20, 1997, the Company's Board of Directors approved a plan to spin off to stockholders, in a tax-free distribution, a portion of specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations including its investment in ICII. The spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service to the effect that the transaction will not be taxable to the Company's stockholders or the Company. It is anticipated that the separation will occur in late 1997 or early 1998.

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

The BHC Act prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in non-banking activities. The Board is authorized to approve, among other things, a bank holding company's acquisition of control of any company engaged in activities which the Board has determined to be closely related to banking or managing or controlling banks. In making such determination, the Board is required to weigh the expected benefits of the acquisition to the public, such as greater convenience and increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

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

The Bank, as a California corporation, is limited in making distribution to its stockholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes and Debentures also have restrictions on distributions. At December 31, 1996, the Bank could distribute at least $73.1 million.

The Bank is insured by the FDIC and therefore subject to its regulations. Among other things the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided authority for special assessments and required the FDIC to develop a general risk-based assessment system. Under this regulation, the amount of FDIC assessments paid by insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this new system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the Bank Insurance Fund ("BIF") will incur a loss with respect to the bank, and will charge a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant.

In September 1996, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") which provided that, among other things, Savings Association Insurance Fund ("SAIF") members and BIF members would have the same risk-based deposit insurance assessment schedule with respect to FDIC deposit insurance premiums, effective January 1, 1997, whereas previously, FDIC insurance premiums were based on the level of reserves in the BIF and the SAIF. The assessment schedule proposed by the FDIC ranges from 0% to 0.27% of deposits and is based upon the capital position and a supervisory evaluation of each institution. As of January 1, 1997, assessments have been set at the following percentages of deposits:

--------------------------------------------------------------
                                Group A    Group B   Group C
--------------------------------------------------------------
   Well Capitalized.........      0.00%      0.03%    0.17%

   Adequately Capitalized...      0.03%      0.10%    0.24%

   Undercapitalized.........      0.10%      0.24%    0.27%
--------------------------------------------------------------

The Bank has been assigned the assessment risk classification of Group A and is well capitalized. As a result, its FDIC insurance premium for the semi-annual period of January to June 1997 is zero.

Prior to the enactment of the Budget Act, FDIC assessments for interest payments on bond obligations issued by the Financing Corporation ("FICO") were solely paid by SAIF member institutions. Under the Budget Act, both BIF and SAIF members will now share in the cost of the FICO bond interest payments. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing will occur. During this initial period, SAIF member institutions will pay 0.0648% of domestic deposits while BIF member institutions, such as the Bank, will pay 0.013% of domestic deposits. Full pro rata sharing of the FICO bond interest payments will take effect on January 1, 2000.

FDICIA also requires each insured depository institution to prepare annual financial statements in accordance with generally accepted accounting principles which must be audited by an independent public accountant. Each institution must also prepare a management report stating management's responsibility for preparing the institution's annual financial statements, for complying with designated safety and soundness laws and regulations and for other related matters. In addition, the report must contain an assessment by management of the effectiveness of internal controls and procedures over financial and regulatory reporting and of the institution's compliance with designated laws and regulations. The institution's independent public accountant must examine, attest to, and report separately on, assertions of management concerning internal controls and procedures. The Bank is complying with these requirements.

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

Capital adequacy guidelines - Risk-adjusted capital guidelines, issued by bank regulatory authorities, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. Tier I capital basically consists of common stockholder's equity and non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. The Bank's Tier I and total risk-weighted ratios at December 31, 1996 were 9.2% and 10.5%, respectively.

In addition to the risk-weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1996 was 8.7%.

The banking agencies issued a final rule which requires them to revise their risk-based capital guidelines to ensure that their standards take adequate account of interest rate risk ("IRR"). These amendments to risk-based capital guidelines had not been finalized for banks as of December 31, 1996.

PROPERTIES

The principal executive offices of the Company and the Bank are located in leased premises in the Imperial Bank Building at 9920 South La Cienega Boulevard, Inglewood, California. The leases are either long-term or contain sufficient options for extension to assure availability of the space for 10 years.

The Company leases office space for branches and subsidiaries locations with expiration dates ranging from 1997 to 2012, exclusive of renewal options. Annual rentals, net of sublease income, for all leased premises were $6,277,000 for 1996.

The Bank houses its Corporate Service Center at 2015 Manhattan Beach Boulevard, Redondo Beach, California. The property is owned by the Bank.

Directory
IMPERIAL BANCORP, SUBSIDIARIES AND ENTERPRISES

Imperial Bancorp & Imperial Bank Executive Offices
Century Boulevard at the San Diego Freeway
P. O. Box 92991
Los Angeles, California 90009
(310) 417-5600
------------------------------------------------------------------------------
Imperial Bank Realty Company, Inc.
Century Boulevard at the San Diego Freeway
P. O. Box 92991
Los Angeles, California 90009
(310) 417-5600
------------------------------------------------------------------------------
Imperial Credit Industries, Inc.
23550 Hawthorne Blvd., Building 1, Suite #110
Torrance, CA 90505
(310) 373-1704
------------------------------------------------------------------------------
Imperial Creditcorp
Century Boulevard at the San Diego Freeway
P. O. Box 92991
Los Angeles, California 90009
(310) 417-5600
------------------------------------------------------------------------------
Imperial Financial Group, Inc.
Century Boulevard at the San Diego Freeway
P. O. Box 92991
Los Angeles, California 90009
(310) 417-5600
------------------------------------------------------------------------------

DIRECTORS

George L. Graziadio, Jr.
Chairman of the Board, President and Chief Executive Officer, Imperial Bancorp; Chairman of the Board and Co-Founder, Imperial Bank;
Chairman of the Board, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Norman P. Creighton
Vice Chairman and Chief Executive Officer, Imperial Bank;
Director, Imperial Bancorp and Imperial Bank
------------------------------------------------------------------------------
Richard K. Eamer
Chairman Emeritus, Tenet Healthcare Corp.;
Director, Imperial Bancorp and Imperial Bank
------------------------------------------------------------------------------
Robert M. Franko
President, Director, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
G. Louis Graziadio III
President, Ginarra Holdings, Inc.; Director, Imperial Bancorp;
Co-Chairman of the Board, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Robert "Chip" Harris
Senior Vice President, AMC Entertainment;
Director, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Bernard G. LeBeau
Retired Chairman of the Board, Imperial Bank;
Director, Imperial Bancorp and Imperial Bank
------------------------------------------------------------------------------
Perry A. Lerner
Managing Director, Crown Capital Group; Director, Imperial Financial Group,
  Inc.
------------------------------------------------------------------------------
Jack H. Leylegian II
President, Leylegian Investment Management;
Director, Imperial Bank
------------------------------------------------------------------------------
William L. MacDonald
President and Chief Executive Officer, Compensation Resource Group;
Director, Imperial Bank
------------------------------------------------------------------------------
Lee E. Mikles
Chairman, Mikles/Miller Management;
Director, Imperial Bancorp and Imperial Bank;
Director, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Paul A. Novelly
President, Apex Oil Co.; Director, Imperial Bank;
Director, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Charles T. Owen
President and Publisher, San Diego Business Journal;
Director, Imperial Bank
------------------------------------------------------------------------------
H. Wayne Snavely
Chairman and Chief Executive Officer, Imperial Credit Industries, Inc.; Director, Imperial Bancorp and Imperial Bank;
Director, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Dr. M. Norvel Young
Chancellor Emeritus, Pepperdine University;
Director, Imperial Bancorp and Imperial Bank
------------------------------------------------------------------------------

IMPERIAL BANK MANAGEMENT COMMITTEE

Norman P. Creighton
Vice Chairman and Chief Executive Officer
------------------------------------------------------------------------------
Daniel R. Mathis
President and Chief Operating Officer
------------------------------------------------------------------------------
J. Richard Barkley
Executive Vice President and Director, Human Resources
------------------------------------------------------------------------------
William L. Capps
Executive Vice President and Chief Administrative Officer
------------------------------------------------------------------------------
Richard J. Casey
Executive Vice President
------------------------------------------------------------------------------
H.W. Duke Chenoweth
Executive Vice President
------------------------------------------------------------------------------
James R. Daley
Executive Vice President
------------------------------------------------------------------------------
Robert M. Franko
President, Director, Imperial Financial Group, Inc.
------------------------------------------------------------------------------
Eldon K. Lloyd
Executive Vice President, Chief Credit Officer
------------------------------------------------------------------------------
Christine M. McCarthy
Executive Vice President and Chief Financial Officer
------------------------------------------------------------------------------
Robert S. Muehlenbeck
Executive Vice President
------------------------------------------------------------------------------

DIRECTORY OF BANK OFFICES

SOUTHERN CALIFORNIA

 .  Beverly Hills
   (310) 281-2400

 .  Downtown Los Angeles
   (213) 484-3700

 .  Los Angeles International Airport
   (310) 417-5600

 .  Orange County - Costa Mesa
   (714) 641-2200

 .  San Diego
   (619) 338-1500

 .  Sherman Oaks
   (818) 379-2901

NORTHERN CALIFORNIA

 .  Central Valley - Fresno
   (209) 244-3900

 .  East Bay - Walnut Creek
   (510) 941-1900

 .  Sacramento
   (916) 491-1300

 .  San Francisco
   (415) 954-5000

 .  Santa Clara Valley - San Jose
   (408) 451-8500

LOAN PRODUCTION OFFICES

 .  Austin, Texas
   (512) 349-2333

 .  Boston, Massachusetts
   (617) 521-9400

 .  Phoenix, Arizona
   (602) 952-6028

SPECIALTY OFFICES

 .  Apparel and Textile Industries Group
   Downtown Los Angeles

 .  Imperial Entertainment Group
   Beverly Hills

 .  International, Foreign Exchange
   Redondo Beach; San Francisco

 .  The Lewis Horwitz Organization
   Century City

 .  Merchant Card Processing
   Redondo Beach

 .  Residential Lending
   San Diego; Fresno; Sacramento; Los Angeles

 .  SBA Loan Department
   Fresno; Los Angeles; Oakland; Orange County; Sacramento;
   San Diego; San Francisco; Santa Barbara; Santa Clara;
   Sherman Oaks; Torrance; Walnut Creek; Phoenix, Arizona;
   Las Vegas, Nevada; Portland, Oregon; Seattle, Washington

 .  Special Markets Group - Emerging Technology
   Costa Mesa; Menlo Park; San Diego; Austin, Texas;
   Boston, Massachusetts

 .  Wine Industry Group
   Sacramento

IMPERIAL BANK -- SUBSIDIARIES & DIVISIONS

 .  Commercial Banking Division

 .  Corporate Cash Management

 .  Financial Accounts Management Services
   Division (Factoring)

 .  Financial Institutions Division

 .  Financial Services Group: Association Bank Services, Bankruptcy Deposit
   Division, Title/Escrow Division, Labor Management Division

 .  Health Care Technology Group

 .  Imperial Securities Corporation

 .  Imperial Trust Company

 .  Imperial Ventures, Inc.

 .  Mortgage Warehouse Division

 .  Pacific Bancard Association

 .  Real Estate Division

 .  Real Estate Finance Division

 .  Syndicated Finance

STOCKHOLDER INFORMATION

Requests for financial information, annual reports, quarterly reports and SEC filings should be addressed to:

Imperial Bancorp
Investor Relations Department
P. O. Box 92991
Los Angeles, California 90009
(800) 957-8483

invrelat@imperialbank.com

Stock Transfer Agent and Registrar

American Stock Transfer and Trust Co.
40 Wall Street
New York, NY 10025
(800) 937-5449

Independent Auditors
KPMG Peat Marwick LLP

Stock Listings
NYSE - IMP*
NASDAQ - ICII*

*Stock Symbol:  IMP - Imperial Bancorp
               ICII - Imperial Credit Industries, Inc.

For other information visit our World Wide Web site:

http:/www.imperialbank.com

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on March 20, 1997, on its behalf by the undersigned, thereunto duly authorized.

                                                       Date

          /s/ George L. Graziadio                  March 20, 1997
          ---------------------------------
          George L. Graziadio, Jr.
          Chief Executive Officer

          /s/ Robert M. Franko                     March 20, 1997
          ---------------------------------
          Robert M. Franko
          Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 20, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

                                                       Date

          /s/ George L. Graziadio, Jr.             March 20, 1997
          ---------------------------------
          George L. Graziadio, Jr.
          Chairman of the Board, President and
          Chief Executive Officer

          /s/ Bernard G. LeBeau                    March 20, 1997
          ---------------------------------
          Bernard G. LeBeau
          Director

          /s/ Norman P. Creighton                  March 20, 1997
          ---------------------------------
          Norman P. Creighton
          Director

          /s/ G. Louis Graziadio, III              March 20, 1997
          ---------------------------------
          G. Louis Graziadio, III
          Director

          /s/ Richard K. Eamer                     March 20, 1997
          ---------------------------------
          Richard K. Eamer
          Director

          /s/ M. Norvel Young                      March 20, 1997
          ---------------------------------
          M. Norvel Young
          Director

          /s/ H. Wayne Snavely                     March 20, 1997
          ---------------------------------
          H. Wayne Snavely
          Director

          /s/ Lee E. Mikles                        March 20, 1997
          ---------------------------------
          Lee E. Mikles
          Director

Form 10-K Cross-Reference Index

--------------------------------------------------------------------------------
Part I                                                  Page
--------------------------------------------------------------------------------
Item 1.    Business

            Financial Review ...........................5-20

            Selected Statistical Information ...........4, 6-7, 11, 15-16,
                                                        48-51

            Description of Business ....................52-56

 Item 2.    Properties .................................56

 Item 3.    Legal Proceedings ..........................39

 Item 4.    Submission of Matters to a vote of
             security holders ..........................*

            Executive Officers of the Registrant .......57

--------------------------------------------------------------------------------
 Part II                                                Page
--------------------------------------------------------------------------------
 Item 5.    Market for Registrant's Common
             Equity and Related Stockholder
             Matters ...................................4, 49

 Item 6.    Selected Financial Data ....................4, 49

 Item 7.    Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations .................5-20

 Item 8.    Financial Statements and
             Supplementary Data

            Imperial Bancorp and Subsidiaries -
             Consolidated Financial Statements .........21-24

            Notes to Consolidated
             Financial Statements ......................25-46

            Independent Auditors' Report ...............47

            Selected Statistical Information ...........4, 6-7, 11, 14-16,
                                                        48-51
Item 9.     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure ......................*

--------------------------------------------------------------------------------
 Part III                                               Page
--------------------------------------------------------------------------------
 Item 10.   Directors and Executive Officers
             of the Registrant .........................**

 Item 11.   Executive Compensation .....................**

 Item 12.   Security Ownership of Certain
             Beneficial Owners and
             Management ................................**

 Item 13.   Certain Relationships and
             Related Transactions ......................**

--------------------------------------------------------------------------------
 Part IV++
--------------------------------------------------------------------------------
 Item 14.   Exhibits, Financial Statement
             Schedules, and Reports on
             Form 8-K

         (a)(1) Financial Statements (See Item 8 for a listing of all financial statements).

            (2) Financial Statement Schedules
                All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or notes thereto.

            (3) Exhibits.

                Exhibit 10.  Special Compensation Agreements re: George L.
                             Graziadio, Jr. and Norman P. Creighton.***

                Exhibit 11.  Computation of Income Per Share.

                Exhibit 21.  Subsidiaries of Registrant.

                Exhibit 23.  Independent Auditors' Consent.

                Exhibit 27.  Financial Data Schedule.

                Exhibit 99.  Undertakings.

                Exhibit 99.1 Consulting Agreements. ***

         (b)    No reports on Form 8-K have been filed during the fourth
                quarter of the last year.
--------------------------------------------------------------------------------

 * This item is omitted because it is either inapplicable or the answer thereto is in the negative.

** Incorporated by reference from the Company's proxy statement which will be filed within 120 days of fiscal year ended December 31, 1996.

*** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1995 which was filed on March 22, 1996.

++  Exhibits listed in Part IV have been filed with the Company's 1996 10-K.

Exhibit Index

----------------------------------------------------------------------
Exhibit Number                   Description
--------------           ---------------------------------------------

      11                 Computation of Income Per Share

      21                 Subsidiaries of Registrant

      23                 Independent Auditors' Consent

      27                 Financial Data Schedule

      99                 Undertakings


                      (THIS PAGE INTENTIONALLY LEFT BLANK)