Form 10-Q
period 1997-03-31
IMPERIAL BANCORP
filed 1997-05-14
CIK 49899

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997




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

Common Stock:  Number of Shares of Common Stock outstanding as of March 31,
               1997: 25,765,333 shares.

Debt Securities:  Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                  1999. As of March 31, 1997, $3,373,000 in principal amount of such Notes and $1,077,000 in principal amount of such Debentures were outstanding.






The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Imperial Bancorp And Subsidiaries
Management's Discussion And Analysis
Three Months Ended March 31, 1997

Financial Review

          The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp ("the Company") and its results of operations for the three months ended March 31, 1997.

   PERFORMANCE SUMMARY

          Net income for the first quarter rose 17% to $7,953,000, or $0.30 per share, from $6,796,000, or $0.26 per share, earned in the first quarter of 1996. Income as measured by return on average total assets was 0.99% for the three months ended March 31, 1997, as compared to 1.07% for the three months ended March 31, 1996. Return on average stockholders' equity was 10.90% for the quarter ended March 31, 1997, a decrease from the 11.70% return on average stockholders' equity for the same period of 1996.

          Net income for the first quarter 1997, excluding the impact of donations of Imperial Credit Industries, Inc. ("ICII") stock to not-for-profit organizations and the discontinued operation ("core net income"), increased 25% from the first quarter of 1996. This improvement was mainly attributable to the 23% increase in average loans resulting in higher net interest income. Net interest income and net interest margin were $40.2 million and 5.7%, respectively, for the quarter ended March 31, 1997, as compared to $32.2 million and 5.8%, respectively, for the quarter ended March 31, 1996. Another factor that contributed to the improvement of core net income was a $1.8 million increase in core noninterest income for the first quarter of 1997. These improvements were partially offset by an increase of $6.9 million in core noninterest expenses for the first quarter of 1997.

          Noninterest income for the quarter ended March 31, 1997 totaled $16.1 million, an improvement from $12.3 million for the same period of 1996. The increase was mainly due to the appreciation of ICII stock donated to not-for-profit organizations, higher fee-based income including item processing fees and international fees and income from the exercise and sale of stock warrants. Partially offsetting these increases was a reduction in the equity of net earnings in ICII.

          Noninterest expenses amounted to $39.7 million for the quarter ended March 31, 1997, as compared to $30.2 million reported for the same period of 1996. This increase reflects the addition of personnel and the opening of one regional and several loan production offices since the first quarter of last year. Also contributing to higher noninterest expenses were increases in customer service and data processing related expenses, and charitable donations. Offsetting these increases were reductions in real estate owned ("REO") expense and lawsuit settlements.

          At March 31, 1997, the Company's total assets were $3.7 billion, total loans were $2.2 billion and stockholders' equity and allowance for loan losses totaled $337 million. This compares to total assets of $2.8 billion, total loans of $1.7 billion and stockholders' equity and allowance for loan losses of $274 million at March 31, 1996 and total assets of $3.4 billion, total loans of $2.1 billion and stockholders' equity and allowance for loan losses of $322 million at December 31, 1996.

          Total deposits at March 31, 1997, amounted to $3.3 billion, which included $1.6 billion, or 49%, of noninterest bearing demand deposits. This compares to total deposits of $2.5 billion at March 31, 1996, which included $1.2 billion, or 48%, of noninterest bearing demand deposits. At December 31, 1996, total deposits were $3.0 billion, including $1.5 billion, or 50%, in demand deposits. The Company's average demand deposits and average stockholders' equity funded 46% of average total assets for the quarter ended March 31, 1997, which was the same percentage funded in the quarter ended March 31, 1996.

          At March 31, 1997, the allowance for loan losses amounted to $38.6 million or 1.8% of total loans as compared to $39.2 million or 2.2% of total loans at March 31, 1996 and $36.1 million or 1.8% of total loans at December 31, 1996. The provision for loan losses totaled $3.3 million for the quarter ended

--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          March 31, 1997, as compared to $2.7 million reported for the quarter ended March 31, 1996. Net charge-offs for the quarter ended March 31, 1997 totaled $0.7 million, a $0.2 million decrease from the level experienced in the same quarter of 1996.

          Nonaccrual loans of $17.0 million at March 31, 1997, decreased $13.8 million from March 31, 1996 and $3.4 million from year end 1996. The allowance for loan losses coverage of nonaccrual loans at March 31, 1997 approximated 227%, up from 127% at March 31, 1996. Restructured loans at March 31, 1997 totaled $25.4 million, down $10.6 million from March 31, 1996 and $3.3 million from December 31, 1996. REO of $2.2 million at March 31, 1997, decreased $7.5 million from March 31, 1996 and increased $0.1 million from year end 1996.

          Imperial Bank (the "Bank") is classified "Well Capitalized" with leverage, Tier I and total capital ratios at March 31, 1997, of 8.7%, 9.5% and 10.8%, respectively, as compared to 8.5%, 9.3% and 10.5%, respectively, at March 31, 1996.

   SPIN-OFF

          On February 20, 1997, the Company's Board of Directors approved a plan to spin off to stockholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets will be transferred to Imperial Financial Group, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of the Bank ("IFG").

          The Bank will contribute to IFG (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of the Bank that specializes in motion picture and television finance, (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers a wide range of trust and investment management services, (iii) all of the common stock of a newly formed thrift and loan company that will hold the assets and liabilities relating to the Bank's Small Business Administration lending group, a division of the Bank that provides loans to small businesses, a portion of which is guaranteed as to repayment by the U.S. Government, and (iv) the common stock owned by the Bank (representing approximately 24% of all outstanding common stock as of March 31,
          1997) in ICII, a publicly traded, diversified specialty finance company.

          The spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service to the effect that the transaction will not be taxable to the Company's stockholders or the Company or the Bank as well as any necessary approval from the Company's regulators. It is anticipated that the separation will occur in late 1997 or early 1998. On April 17, 1997, tax legislation was introduced in Congress relating to the tax-free nature of certain spin off transactions. It is uncertain whether such legislation will impede the Company's ability to effect the spin off on a basis that is not taxable to the Company, its stockholders or the Bank. Changes to the proposed legislation are expected which will clarify whether such proposals, if enacted in their current form or as modified, will apply in such a manner. The Company intends to seek to complete the spin off and is hopeful that any tax legislation would not prevent the Company from effecting the spin off on a tax-free basis, although there can be no assurance thereof.

          Total assets of the entities comprising IFG approximated $165 million at March 31, 1997. Revenues of IFG, including interest income and noninterest income would have approximated $7 million for the quarter ended March 31, 1997.

   SUBSEQUENT EVENTS

          On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75 million of 9.98% capital securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities," and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.


--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          Holders of the Capital Securities are entitled to receive cumulative cash distributions, accumulating from April 23, 1997, the date of original issuance, and payable semi-annually in arrears on June 30 and December 31 of each year, commencing June 30, 1997, at an annual rate of 9.98% of the liquidation amount of $1,000 per Trust Security. The Company has the right under certain circumstances to defer payments of interest on the Junior Subordinated Debentures at any time and from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Junior Subordinated Debentures. If and for so long as interest payments on the Junior Subordinated Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Junior Subordinated Debentures.

          The Company intends to use the net proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, which may include additional investments in the Bank and/or acquisition opportunities. The Capital Securities will be eligible to qualify as Tier I Capital under the capital guidelines of the Federal Reserve.

   EARNINGS PERFORMANCE

          Net Interest Income: The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the quarter ended March 31, 1997, net interest income increased to $40.2 million from $32.2 million in the same period of 1996. The Company's net interest margin decreased to 5.7% for the first quarter of 1997 from 5.8% for the first quarter of 1996.

          ----------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
          (In Thousands)                                  1997          1996
          ----------------------------------------------------------------------
          Interest income...........................  $ 58,733      $ 48,090
          Interest expense..........................    18,572        15,869
          ----------------------------------------------------------------------
             Net interest income                      $ 40,161      $ 32,221
          ----------------------------------------------------------------------
          Net interest margin                             5.7%          5.8%
          ----------------------------------------------------------------------

          The increased net interest income resulted from the $404 million growth, or 23% in average loans from the first quarter 1996. The decline in spread resulted primarily from the decrease in the Company's base lending rate which averaged 8.27% for the first quarter 1997 compared to 8.42% for same period of 1996 and from the impact of a $157 million increase in securities available for sale that yielded 5.7% for the quarter ended March 31, 1997 as compared to a 6.5% yield for the quarter ended March 31, 1996. As illustrated by the table above and the Analysis of Changes in Net Interest Margin (see page
          18), the growth in the Company's loan portfolio had a much greater impact on net interest income than the decrease in rates for the quarter ended March 31, 1997.

          Average demand deposit levels for the quarter ended March 31, 1997 increased approximately $267 million from the first quarter of 1996. The Company's average interest-bearing liabilities, primarily time certificates of deposit, grew $266 million from the first quarter of 1996, resulting in higher interest expense, despite a slight decrease in borrowing rates.

          In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $3.6 million and $2.4 million, respectively, for the quarters ended March 31, 1997 and 1996. The net interest margin for each period would have been 5.2% and 5.3%, respectively.


--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          Noninterest Income: Noninterest income amounted to $16.1 million for the first quarter of 1997 as compared to $12.3 million for the same period of 1996. The table below shows the major components of noninterest income.

          ----------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
          (In Thousands)                                    1997          1996
          ----------------------------------------------------------------------
          Service charges on deposit accounts.....       $ 1,403       $ 1,258
          Trust fees..............................         1,977         2,108
          Gain on origination and sale of loans...           514           305
          Equity in net earnings of Imperial
           Credit Industries, Inc.................         1,461         2,860
          Other service charges and fees..........         2,278           746
          Merchant and credit card fees...........           700           439
          Gain on exercise and sale of stock
           warrants...............................         1,734           468
          International fees......................         1,677         1,047
          Gain on securities available for sale...           234           229
          Gain on trading account securities......         1,059         1,148
          Appreciation of donated Imperial Credit
           Industries, Inc. common stock..........         2,816           779
          Other income............................           276           904
          ----------------------------------------------------------------------
          Total                                          $16,129       $12,291
          ----------------------------------------------------------------------

          Noninterest income for the quarter ended March 31, 1997 was impacted by the appreciation of ICII stock which was donated to not-for-profit organizations. The $2.8 million of appreciation represents the difference between the market value and book value of the ICII shares on the date they were donated. The Company recorded a corresponding charitable donation expense in noninterest expenses (see Noninterest Expense), which reflects the market value of the shares donated of $3.7 million.

          Equity in the net earnings of ICII for the first quarter 1997 decreased $1.4 million from the same period of 1996. This decrease was attributable to the Bank's ownership percentage in ICII decreasing from approximately 39% at March 31, 1996 to 24% at March 31, 1997 and to ICII recording an extraordinary loss due to the early retirement of debt which resulted in an after tax charge of approximately $4.0 million.

          Another factor that contributed to higher noninterest income for the first quarter of 1997 was an increase of $1.3 million in the exercise and sale of stock warrants from the first quarter of 1996. These stock warrants are received in conjunction with loans funded in the Bank's Special Markets Lending Division. This improvement is mainly due to an increase in loan activity of the Special Markets Lending Division.

          Excluding the donation of ICII stock, core noninterest income for the first quarter of 1997 improved $1.8 million, or 16%, from the same period of 1996. The improvement of $1.5 million in other service charges was primarily a result of the Bank entering into several new item processing agreements with other institutions since the first quarter of 1996. Service charges on deposit accounts for the first quarter of 1997 increased 12% to $1.4 million from the prior year primarily as a result of the growth in average demand deposits from period to period. The Company also recorded improvements in other fee income businesses. International fees increased $0.6 million from the prior year, merchant and credit card fees increased by $0.2 million, and fees from the origination and sale of loans increased by $0.2 million. These increases were related to larger volumes in their respective operations.




--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          Noninterest Expense: Noninterest expense totaled $39.7 million for the quarter ended March 31, 1997 as compared to $30.2 million for the same period in the prior year. The table below shows the major components of noninterest expense.

          ----------------------------------------------------------------------
                                                           Three months ended
                                                                 March 31,
          (In Thousands)                                    1997          1996
          ----------------------------------------------------------------------
          Salary and employee benefits................   $19,671       $15,498
          Net occupancy expense.......................     2,212         2,232
          Furniture and equipment.....................     1,381         1,136
          Data processing.............................     1,875         1,496
          Customer services...........................     3,606         2,437
          Net real estate owned expense...............       152           650
          Professional and consulting.................     1,828         1,622
          Business development........................       897           989
          Charitable donations........................     3,676         1,040
          Other expense...............................     4,416         3,062
          ----------------------------------------------------------------------
          Total                                          $39,714       $30,162
          ----------------------------------------------------------------------

          The $9.6 million increase in noninterest expenses was primarily attributable to increased salary and benefit costs experienced in the first quarter of 1997. Since the first quarter of 1996, the Company has opened several loan production offices and has focused on statewide growth by investing in people. These actions have resulted in a $4.2 million increase in personnel expenses for the first quarter of 1997 over the first quarter of 1996.

          Other factors that contributed to increased noninterest expenses for the first quarter of 1997 was the $3.7 million donation of ICII stock to not-for-profit institutions (see Noninterest Income), and higher customer service and data processing expenses. Customer service expenses which include accounting, courier, and other deposit related services rose due to a $267 million increase in average demand deposit levels during the first quarter of 1997 as compared to the prior year comparable quarter, as these costs are a function of deposit volume and interest rates. Data processing expenses were higher due to an increase in credit card processing volume.

          Other expense increased $1.4 million from the first quarter of 1996 primarily due to a rise in postage, telephone, and broker commission expenses.

          Partially offsetting these increases in noninterest expense was a decrease in REO expenses. REO expenses for the quarter ended March 31, 1997 was $0.2 million, a decline from $0.7 million for the same period one year ago.

          Income Taxes: The Company recorded income tax expense from continuing operations of $5.3 million for the quarter ended March 31, 1997 representing an effective tax rate of approximately 39.5%. For the same period of 1996, the Company's income tax expense from continuing operations and effective tax rate approximated $5.0 million and 42.8%, respectively. At March 31, 1997, the Company had a net deferred tax liability of $1.8 million, as compared to a $1.5 million net deferred tax liability at December 31, 1996.

          Discontinued Operation: In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $9.8 million, net of tax, for the year ended December 31, 1996. As of March 31, 1997, the activities of the precious metals business were substantially completed.

--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

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

          The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $1.2 billion for the quarter ended March 31, 1997 as compared to $926 million for the same period of 1996. The Company's average demand deposits and average stockholders' equity funded 46% of average total assets for both quarters ended March 31, 1997 and 1996.

          These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first quarter of 1997, the Company experienced a net cash outflow from its investing activities of $419 million. This net outflow in investing activities resulted primarily from the increase in Federal funds sold, an outflow of $258 million and the growth in the Company's loan portfolio, a net outflow of $88 million. The outflows were partially offset by the $349 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $202 million in demand deposits, money market and savings accounts and $123 million in certificates of deposit.

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

          Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At March 31, 1997, the Company maintained a positive one year gap of approximately $828 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At March 31, 1996, the Company maintained a positive one year gap of approximately $615 million.

          The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps are purchased.



--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          Based on this strategy and the general asset sensitive nature of the balance sheet, the Company purchased $2.0 billion of exchange traded interest rate floors in the first, second, and third quarters of 1996 to protect against a drop in interest rates. The floors mature at the rate of $500 million per quarter beginning in the second quarter of 1997. The floors maturing in the second and third quarter of 1997 provide protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain of these floors approximated $19,000 at March 31, 1997. In the fourth quarter of 1996, the Company purchased an additional $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $1.0 billion per quarter beginning in the second quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 4.0%. The unrealized gain of these floors approximated $25,000 at March 31, 1997.

          In January 1996, the Company purchased exchange traded interest rate caps with a notional value outstanding of $500 million at March 31, 1997. The caps provide protection in the event that the three month LIBOR increases above the 6.5% strike price of the cap and matures, unexercised during the second quarter of 1997. In the fourth quarter of 1996, the Company purchased an additional $1.0 billion of exchange traded caps. The caps mature at the rate of $500 million per quarter beginning in the third quarter of 1997 and provide the Company protection in the event that the three month LIBOR increases above the 7.5% strike price. The unrealized gain of these caps at March 31, 1997 approximated $25,000. The unamortized premiums paid for floors and caps described above approximated $313,000 at March 31, 1997.

          In the first quarter of 1997, the Company sold $27 million of ten year certificates of deposit with a fixed rate of 7.15%. These long term certificates of deposit are callable by the Company after one year and semi-annually after that. To minimize the interest rate risk of paying out a fixed rate for 10 years, the Company executed an interest rate swap transaction with a notional value of $27 million in the first quarter of 1997. The interest rate swap requires the Company to pay a rate of three month LIBOR minus 10 basis points, quarterly for ten years. Simultaneously, the Company will receive quarterly interest payments at a fixed rate of 7.15% for ten years.

   ASSET QUALITY

          Nonaccrual loans, restructured loans and real estate owned: Nonaccrual loans, which includes loans 90 days or more past due, totaled $17.0 million at March 31, 1997 as compared to $30.8 million at March 31, 1996 and $20.4 million at December 31, 1996. The decrease from year end 1996 was mainly due to charge-offs of loans on nonaccrual status at year end 1996 approximating $0.5 million, loans being returned to current or paid off of $2.0 million and payments received of $0.9 million on nonaccrual loans. The decrease from March 31, 1996 related in part to charge-offs of loans on nonaccrual status approximating $4.6 million, loans paid off approximating $4.8 million, delinquencies which were cured approximating $9.5 million and payments received for nonaccrual loans approximating $1.6 million. Partially offsetting these decreases were loans approximating $7.4 million placed on nonaccrual during the twelve month period. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only when collected.

          Troubled debt restructured loans totaled $25.4 million at March 31, 1997 as compared to $28.7 million at prior year end and $36.0 million at March 31, 1996. The decrease in restructured loans from the first quarter of 1996 resulted in part from a $13.7 million loan that was restructured in the fourth quarter of 1995 and performed in accordance with its modified terms during 1996. As a result, the loan was no longer classified as restructured at March 31, 1997. The decrease in restructured loans from year end 1996 was mainly due to a $2.4 million loan that was restructured in the first quarter of 1996, performed in accordance with its modified terms for one year, and was no longer classified as restructured at March 31, 1997.

          Real estate owned of $2.2 million, net of a $0.8 million valuation allowance, at March 31, 1997 increased $0.1 million from year end 1996 and decreased $7.5 million from March 31, 1996. The significant decline from the first quarter of 1996 is attributable to the Company's successful disposition of thirteen properties since March 31, 1996.

--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

Detailed information regarding nonaccrual loans, restructured loans and real estate owned is presented below.

-----------------------------------------------------------------------------------------------------
                                             Mar. 31,     Dec. 31,    Sep. 30,   Jun. 30,   Mar. 31,
(In Thousands)                                   1997         1996        1996       1996       1996
-----------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial loans.......................   $  8,515     $  9,382    $ 11,782   $ 10,419   $ 14,766
   Real estate loans......................      8,479       10,760      10,526     10,434     16,022
   Consumer loans.........................         --          248          --         --         --
-----------------------------------------------------------------------------------------------------
      Total nonaccrual loans                 $ 16,994     $ 20,390    $ 22,308   $ 20,853   $ 30,788
-----------------------------------------------------------------------------------------------------
Restructured loans                           $ 25,395     $ 28,681    $ 44,764   $ 44,962   $ 35,966
-----------------------------------------------------------------------------------------------------
Real estate owned:
   REO, gross.............................   $  2,973     $  2,895    $  2,986   $  8,306   $ 10,377
   Less valuation allowance...............       (769)        (769)       (307)      (366)      (640)
-----------------------------------------------------------------------------------------------------
      REO, net                               $  2,204     $  2,126    $  2,679   $  7,940   $  9,737
-----------------------------------------------------------------------------------------------------
        Total                                $ 44,593     $ 51,197    $ 69,751   $ 73,755   $ 76,491
-----------------------------------------------------------------------------------------------------

The following table contains information for loans deemed impaired:

--------------------------------------------------------------------------------
                                                Net
                                           Carrying       Specific         Net
(In Thousands)                                Value      Allowance     Balance
--------------------------------------------------------------------------------
March 31, 1997
  Loans with specific allowances.........   $111,516      $(14,258)   $ 97,258
  Loans without specific allowances......      4,514            --       4,514
--------------------------------------------------------------------------------
  Total                                     $116,030      $(14,258)   $101,772
--------------------------------------------------------------------------------
December 31, 1996
  Loans with specific allowances.........   $102,116      $(14,993)   $ 87,123
  Loans without specific allowances......     15,484            --      15,484
--------------------------------------------------------------------------------
  Total                                     $117,600      $(14,993)   $102,607
--------------------------------------------------------------------------------

Impaired loans were classified as follows:

--------------------------------------------------------------------------------
                                                      March 31,   December 31,
(In Thousands)                                             1997           1996
--------------------------------------------------------------------------------
Current...........................................    $  99,167      $  97,210
Nonaccrual........................................       16,863         20,390
--------------------------------------------------------------------------------
   Total                                              $ 116,030      $ 117,600
--------------------------------------------------------------------------------

Allowance and provision for loan losses: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at March 31, 1997, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.



--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          At March 31, 1997, the allowance for loan losses amounted to $38.6 million, or 1.8% of total loans, as compared to $36.1 million, or 1.8% of total loans, at December 31, 1996 and $39.2 million, or 2.2% of total loans, at March 31, 1996. The following table summarizes changes in the allowance for loan losses.

          --------------------------------------------------------------------------------
          Three months ended March 31, (In Thousands)              1997            1996
          --------------------------------------------------------------------------------
          Balance, beginning of year                         $   36,051      $   37,402
          --------------------------------------------------------------------------------
          Loans charged off:
            Commercial....................................        (835)         (1,613)
            Real estate...................................         (70)           (293)
            Consumer......................................          (2)             (3)
          --------------------------------------------------------------------------------
                Total loans charged off                      $     (907)     $   (1,909)
          --------------------------------------------------------------------------------
          Recoveries of loans previously charged off:
             Commercial....................................         170             987
             Real estate...................................          --               1
             Consumer......................................           5               4
          --------------------------------------------------------------------------------
                Total loan recoveries                        $      175      $      992
          --------------------------------------------------------------------------------
          Net loans charged off............................        (732)           (917)
          Provision for loan losses, including
           discontinued operation..........................       3,323           2,690
          --------------------------------------------------------------------------------
          Balance, end of period                             $   38,642      $   39,175
          --------------------------------------------------------------------------------
          Loans outstanding, end of period                   $2,153,492      $1,746,862
          --------------------------------------------------------------------------------
          Average loans outstanding                          $2,130,316      $1,725,902
          --------------------------------------------------------------------------------
          Ratio of net charge-offs to average loans........    0.14%/(1)/      0.21%/(1)/
          Ratio of allowance for loan losses to average
           loans...........................................    1.81            2.27
          Ratio of allowance for loan losses to loans
           outstanding at March 31.........................    1.79            2.24
          Ratio of allowance for loan losses to
           nonaccrual loans................................    227             127
          Ratio of provision for loan losses to net
           charge-offs.....................................    454             293
          --------------------------------------------------------------------------------

          /(1)/ Annualized

          The provision for loan losses totaled $3.3 million for the quarter ended March 31, 1997 as compared to $2.7 million for the same period of 1996. The increase in the provision for loan losses was primarily related to the growth in the Company's loan portfolio. Net charge-offs totaled $0.7 million for the three months ended March 31, 1997 as compared to $0.9 million in the same period of 1996.

   CAPITAL

          Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. At March 31, 1997, shareholders' equity totaled $299 million as compared to $286 million at December 31, 1996. In the first quarter of 1997, the Company recorded an additional $0.5 million of shareholders' equity from the exercise of employee stock options. The Company generally receives a tax deduction upon the exercise of nonqualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of stockholders' equity, approximated $3.5 million in the first quarter of 1997.

          On January 24, 1997, the Company declared a 10% stock dividend, payable on February 24, 1997 to shareholders of record on February 17, 1997.

          Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred


--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

          stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Bank's Tier I and total capital ratios at March 31, 1997 were 9.5% and 10.8%, respectively, as compared to 9.3% and 10.5%, respectively, at March 31, 1996.

          Capital Ratios for Imperial Bank/(1)/

          ----------------------------------------------------------------------
          March 31, (In Thousands)                           1997          1996
          ----------------------------------------------------------------------
          Tier I:
             Common stockholders' equity and
              preferred stock/(2)/..................   $  273,069    $  219,770
             Disallowed assets......................         (941)       (1,766)
          ----------------------------------------------------------------------
                Tier I capital                         $  272,128    $  218,004
          ----------------------------------------------------------------------
          Tier II:
             Allowance for loan losses allowable in
              Tier II...............................       35,779        29,556
          ----------------------------------------------------------------------
                Total risk-based capital               $  307,907    $  247,560
          ----------------------------------------------------------------------
          Risk-weighted balance sheet assets           $2,476,551    $1,993,087
          ----------------------------------------------------------------------
          Risk-weighted off-balance sheet items:
             Commitments to make or purchase loans..      353,626       291,808
             Standby letters of credit..............       26,775        69,717
             Other..................................        6,262        11,668
          ----------------------------------------------------------------------
                Total risk-weighted off-balance
                 sheet items                           $  386,663    $  373,193
          ----------------------------------------------------------------------
          Disallowed assets.........................         (941)       (1,766)
          Allowance for loan losses not included
           in Tier II...............................       (2,656)       (9,619)
          ----------------------------------------------------------------------
                Total risk-weighted assets             $2,859,617    $2,354,895
          ----------------------------------------------------------------------
          Risk-based capital ratios:
             Tier I capital.........................       9.5%          9.3%
             Total capital..........................      10.8          10.5
             Leverage ratio.........................       8.7           8.5
          ----------------------------------------------------------------------

           /(1)/ As reported on the March 31, 1997 and 1996 FDIC Call Reports. /(2)/ Excludes unrealized gain (loss) on securities available for sale.

          In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio was 8.7 at March 31, 1997 as compared to 8.5% at March 31, 1996 well in excess of its regulatory requirement of 6.5%.

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

--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

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

          The Small Business Administration lending group, a division of the Bank, provides loans to small businesses, sells the guaranteed portion of the loans, and retains the servicing rights and interest-only strips relating to those loans. Under FAS 125, the portion of the contractually specified servicing fee that exceeds the fee that a substitute servicer would demand to assume the servicing (which is deemed to be 40 basis points based on the 1993 National Association for Government Guaranteed Loans survey), on SBA loans sold after January 1, 1997, should be recorded as a servicing asset and amortized in proportion to the servicing income. Any cash flow expected to be received in excess of the contractually specified servicing fees should be recorded as an interest-only strip receivable at its allocated carrying amount and subsequently measured at fair value as either an available-for-sale security or trading security under FAS
          115. The Company has determined that the implementation of FAS 125 did not have a material impact on its financial statements as of March 31, 1997.





--------------------------------------------------------------------------------

                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------
Consolidated Balance Sheet

        ----------------------------------------------------------------------------------------------------------------
        Imperial Bancorp and Subsidiaries                                                    (Unaudited)
                                                                                              March 31,   December 31,
        (In Thousands, Except Share Data)                                                           1997           1996
        ----------------------------------------------------------------------------------------------------------------
        ASSETS
        Cash and due from banks....................................................           $  291,574     $  325,014
        Trading account securities.................................................               28,729         64,887
        Securities available for sale..............................................              497,269        426,336
        Securities held to maturity (fair value of $4,179 and $4,193 for 1997 and
         1996, respectively).......................................................                4,179          4,193
        Federal funds sold and securities purchased under resale agreements........              615,000        357,000
        Loans held for sale (market value of $6,733 and $6,058 for 1997 and 1996,
         respectively).............................................................                6,138          5,531
        Loans:
         Loans, net of unearned income and deferred loan fees......................            2,153,492      2,063,048
         Less allowance for loan losses............................................              (38,642)       (36,051)
        ----------------------------------------------------------------------------------------------------------------
           Total net loans                                                                    $2,114,850     $2,026,997
        ----------------------------------------------------------------------------------------------------------------
        Premises and equipment, net................................................               19,526         18,413
        Accrued interest receivable................................................               16,772         15,547
        Real estate owned, net.....................................................                2,204          2,126
        Income taxes receivable....................................................                   --          1,893
        Investment in Imperial Credit
         Industries, Inc...........................................................               58,381         57,736
        Other assets...............................................................               56,425         44,497
        ----------------------------------------------------------------------------------------------------------------
           Total assets                                                                       $3,711,047     $3,350,170
        ----------------------------------------------------------------------------------------------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
         Demand....................................................................           $1,616,352     $1,465,324
         Savings...................................................................               39,510         17,324
         Money market..............................................................              625,703        596,967
         Time-under $100,000.......................................................              175,198        169,493
         Time-$100,000 and over....................................................              818,466        701,169
        ----------------------------------------------------------------------------------------------------------------
           Total deposits                                                                     $3,275,229     $2,950,277
        ----------------------------------------------------------------------------------------------------------------
        Accrued interest payable...................................................                7,193          5,943
        Short-term borrowings......................................................               68,623         44,897
        Long-term borrowings.......................................................                4,450          4,455
        Other liabilities..........................................................               57,022         58,247
        ----------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                  $3,412,517     $3,063,819
        ----------------------------------------------------------------------------------------------------------------
        Stockholders' equity:
         Common stock--no par, 50,000,000 shares authorized; 25,765,333 shares at March 31, 1997 and 23,079,715 shares at December 31, 1996
          issued and outstanding...................................................              230,163        163,748
         Unrealized gain on securities available for sale, net of tax..............                1,434          1,206
         Retained earnings.........................................................               66,933        121,397
        ----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                         $  298,530     $  286,351
        ----------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                                         $3,711,047     $3,350,170
        ----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



--------------------------------------------------------------------------------
                                       13[LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------
Consolidated Statement of Income

--------------------------------------------------------------------------------------------------------------
Imperial Bancorp and Subsidiaries                                                          (Unaudited)
Three months ended March 31, (In Thousands, Except Per Share Data)                     1997           1996
--------------------------------------------------------------------------------------------------------------
Interest income:
 Loans.........................................................................       $49,170        $40,319
 Trading account securities....................................................           618            632
 Securities available for sale.................................................         6,508          4,790
 Securities held to maturity...................................................            73             77
 Federal funds sold and securities purchased under resale agreements...........         2,241          2,200
 Loans held for sale...........................................................           123             72
--------------------------------------------------------------------------------------------------------------
   Total interest income                                                              $58,733        $48,090
--------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits......................................................................        17,355         15,053
 Short-term borrowings.........................................................         1,138            718
 Long-term borrowings..........................................................            79             98
--------------------------------------------------------------------------------------------------------------
   Total interest expense                                                             $18,572        $15,869
--------------------------------------------------------------------------------------------------------------
 Net interest income...........................................................        40,161         32,221
 Provision for loan losses.....................................................         3,290          2,669
--------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                                $36,871        $29,552
--------------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts...........................................         1,403          1,258
 Trust fees....................................................................         1,977          2,108
 Gain on origination and sale of loans.........................................           514            305
 Equity in net earnings of Imperial
  Credit Industries, Inc.......................................................         1,461          2,860
 Other service charges and fees................................................         2,278            746
 Merchant and credit card fees.................................................           700            439
 Gain on exercise and sale of stock
  warrants.....................................................................         1,734            468
 International fees............................................................         1,677          1,047
 Gain on securities available for sale.........................................           234            229
 Gain on trading account securities............................................         1,059          1,148
 Appreciation of donated Imperial Credit Industries, Inc. common stock.........         2,816            779
 Other income..................................................................           276            904
--------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                           $16,129        $12,291
--------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits..................................................        19,671         15,498
 Net occupancy expense.........................................................         2,212          2,232
 Furniture and equipment.......................................................         1,381          1,136
 Data processing...............................................................         1,875          1,496
 Customer services.............................................................         3,606          2,437
 Net real estate owned expense.................................................           152            650
 Professional and consulting...................................................         1,828          1,622
 Business development..........................................................           897            989
 Charitable donations..........................................................         3,676          1,040
 Other expense.................................................................         4,416          3,062
--------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                          $39,714        $30,162
--------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes..........................        13,286         11,681
Income tax provision...........................................................         5,254          5,001
--------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                                    $ 8,032        $ 6,680
--------------------------------------------------------------------------------------------------------------
(Loss) income from operations of discontinued operation, net of tax............           (79)           116
--------------------------------------------------------------------------------------------------------------
 Net income                                                                           $ 7,953        $ 6,796
--------------------------------------------------------------------------------------------------------------
Income from continuing operations per share....................................         $0.30          $0.26
(Loss) income per share of discontinued operation..............................       $    --        $    --
--------------------------------------------------------------------------------------------------------------
 Net income per share                                                                   $0.30          $0.26
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

        -------------------------------------------------------------------------------------
        Imperial Bancorp and Subsidiaries                                 (Unaudited)
        Three months ended March 31, (In Thousands)                   1997           1996
        -------------------------------------------------------------------------------------
        Cash flows from operating activities:
          Net income..............................................  $     7,953    $    6,796
          Adjustments for noncash charges (credits):
            Depreciation and amortization.........................       (1,202)         (591)
            Accretion of purchased loan discount..................          (22)         (161)
            Provision for loan losses including
             discontinued operation...............................        3,323         2,690
            Provision for deferred taxes..........................          312          (313)
            Equity in net earnings of Imperial
             Credit Industries, Inc...............................       (1,461)       (2,860)
            Gain on sale of real estate owned.....................           (5)           (3)
            Loss on sale of premises and
             equipment............................................           10            --
            Gain on securities available for sale.................         (234)         (229)
            Net change in trading account
             securities...........................................       36,158        22,506
            Net change in loans held for sale.....................         (607)       (3,057)
            Net change in accrued interest
             receivable...........................................       (1,225)          708
            Net change in accrued interest
             payable..............................................        1,250        (1,606)
            Net change in income taxes receivable.................        4,934           907
            Net change in other liabilities.......................       (1,350)        1,193
            Net change in other assets............................      (11,416)         (942)
        --------------------------------------------------------------------------------------
            Net cash provided by operating activities               $    36,418    $   25,038
        ======================================================================================
        Cash flows from investing activities:
          Proceeds from securities held to
           maturity................................................          14             7
          Proceeds from sale of securities
           available for sale......................................   1,100,608       666,475
          Proceeds from maturities of securities
           available for sale......................................     133,876        40,108
          Purchase of securities available for
           sale....................................................  (1,305,032)     (737,089)
          Net change in federal funds sold and
           securities purchased
           under resale agreements.................................    (258,000)       23,716
          Net change in loans......................................     (88,375)      (46,524)
          Capital expenditures.....................................      (2,287)         (877)
          Proceeds from sale of real estate owned..................         192           860
          Proceeds from sale of premises and
           equipment...............................................          24            --
        --------------------------------------------------------------------------------------
            Net cash used in investing activities                   $  (418,980)   $  (53,324)
        ======================================================================================
        Cash flows from financing activities:
          Net change in demand deposits,
           savings, and money market accounts......................     201,950        73,362
          Net change in time deposits..............................     123,002        74,940
          Net change in short-term borrowings......................      23,726      (111,873)
          Retirement of long-term borrowings.......................          (5)           --
          Proceeds from exercise of employee
           stock options...........................................         467           432
          Other....................................................         (18)          (18)
        --------------------------------------------------------------------------------------
            Net cash provided by financing activities               $   349,122    $   36,843
        --------------------------------------------------------------------------------------
            Net change in cash and due from banks                   $   (33,440)   $    8,557
        --------------------------------------------------------------------------------------
            Cash and due from banks, beginning of year              $   325,014    $  242,018
        --------------------------------------------------------------------------------------
            Cash and due from banks, end of period                  $   291,574    $  250,575
        ======================================================================================

        See accompanying notes to consolidated financial statements.


-------------------------------------------------------------------------------

                                       15[LOGO OF IMPERIAL BANCORP APPEARS HERE]

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

          NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

          At December 31, 1995, the Company owned 5,801,052 shares, or 39.8% of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII"). In February 1996, ICII declared and paid a 10% stock dividend. On April 24, 1996, the Company sold 1,500,000 shares of ICII in a public offering for $26 per share. The gross spread, or the difference between the price paid to the seller and the price at which the shares were sold was $1.36 per share. The book value of the Company's investment in ICII on the date of the sale approximated $6.20 per share. As a part of that same offering, ICII sold 2,252,091 new shares to the public. After the sale of ICII shares, the book value of ICII common stock approximated $8.30 per share. As such, the Company recorded a gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII.

          In October 1996, ICII common stock was split at the ratio of two new shares for every one share outstanding. At March 31, 1997, the Company owned 9,261,106 shares, or approximately 24.1%. The Company does not exercise significant control over the operations of ICII and as such the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

          NOTE (3) STATEMENT OF CASH FLOWS

          The following information supplements the statement of cash flows.

--------------------------------------------------------------------------------
March 31, (In Thousands)                                 1997        1996
--------------------------------------------------------------------------------
Interest paid........................................  $17,322     $17,475
Taxes refunded.......................................      424         244
Taxes paid...........................................      375       4,300
Significant noncash transactions:
   Loans transferred to real estate owned............      265         265
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

          -------------------------------------------------------------------------------------------------------------
                                                               Three months ended March 31,
          -------------------------------------------------------------------------------------------------------------
                                                                   1997                           1996
          -------------------------------------------------------------------------------------------------------------
                                                                 Interest                       Interest
                                                     Average      Income/   Average    Average   Income/      Average
          (In Thousands)                             Balance      Expense    Rate %    Balance   Expense       Rate %
          -------------------------------------------------------------------------------------------------------------
          Earning assets:
             Loans/(1)/............................. $2,130,316  $49,170/(2)/  9.2%  $1,725,902   $40,319/(2)/   9.3%
             Trading account securities.............     39,051      618       6.3       36,187       632        7.0
             Securities available for sale..........    452,874    6,508       5.7      295,927     4,790        6.5
             Securities held to maturity............      4,189       73       7.0        4,372        77        7.0
             Federal funds sold and securities
              purchased under resale agreements.....    167,536    2,241       5.4      162,472     2,200        5.4
             Loans held for sale....................      4,858      123      10.1        3,019        72        9.5
          -------------------------------------------------------------------------------------------------------------
                Total interest-earning assets        $2,798,824  $58,733       8.4%  $2,227,879   $48,090        8.6%
          -------------------------------------------------------------------------------------------------------------
          Allowance for loan losses.................    (37,048)                        (39,211)
          Cash......................................    273,222                         227,798
          Other assets..............................    163,533                         127,485
                                                     -----------                    -------------
              Total assets.......................... $3,198,531                      $2,543,951
                                                     -----------                    -------------
          Interest-bearing liabilities:
              Savings............................... $   17,612  $   108       2.5%  $   19,866   $   123        2.5%
              Money market..........................    594,818    4,455       3.0      434,500     3,152        2.9
              Time - under $100,000.................    174,725    2,464       5.6      240,356     3,519        5.9
              Time - $100,000 and over..............    770,173   10,328       5.4      596,606     8,259        5.5
          -------------------------------------------------------------------------------------------------------------
                 Total interest-bearing deposits     $1,557,328  $17,355       4.5%  $1,291,328   $15,053        4.7%
          -------------------------------------------------------------------------------------------------------------
              Short-term borrowings.................     88,536    1,138       5.1       56,318       718        5.1
              Long-term borrowings..................      4,452       79       7.1        5,906        98        6.6
          -------------------------------------------------------------------------------------------------------------
                 Total interest-bearing liabilities  $1,650,316  $ 8,572       4.5%  $1,353,552   $15,869        4.7%
          -------------------------------------------------------------------------------------------------------------
          Demand deposits...........................  1,192,547                         925,778
          Other liabilities.........................     63,889                          32,368
          Stockholders' equity......................    291,779                         232,253
                                                     -----------                    -------------
              Total liabilities and stockholders'
                equity.............................. $3,198,531                      $2,543,951
                                                     -----------                     ------------
          Net interest income/net interest margin...             $40,161       5.7%               $32,221        5.8%
                                                                 -------------------              ---------------------
          -------------------------------------------------------------------------------------------------------------

       (1) Includes nonaccrual loans.
       (2) Includes net loan fees of $3,044,000 and $2,004,000 for the three months ended March 31, 1997 and 1996, respectively.


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

          ----------------------------------------------------------------------------------------
                                                               Three months ended March 31,
          ----------------------------------------------------------------------------------------
                                                                    1997 Over 1996
          (In Thousands)                               Volume       Rate    Rate/Volume    Total
          ----------------------------------------------------------------------------------------
          Increase/(decrease) in:
            Loans, net of unearned income and
              deferred loan fees..................     $ 9,448    $  (484)    $  (113)    $  8,851
            Trading account securities............          50        (59)         (5)         (14)
            Securities available for sale.........       2,540       (537)       (285)       1,718
            Securities held to maturity...........          (3)        (1)         --           (4)
            Federal funds sold and securities
              purchased under resale agreements...          69        (27)         (1)          41
            Loans held for sale...................          44          4           3           51
          ----------------------------------------------------------------------------------------
           Total interest income                       $12,148    $(1,104)    $  (401)    $ 10,643
          ----------------------------------------------------------------------------------------
            Savings...............................         (41)        (1)         27          (15)
            Money market..........................       1,163        102          38        1,303
            Time - under $100,000.................        (961)      (130)         35       (1,056)
            Time - $100,000 and over..............       2,403       (258)        (75)       2,070
          ----------------------------------------------------------------------------------------
               Total deposits                          $ 2,564    $  (287)    $    25     $  2,302
          ----------------------------------------------------------------------------------------
            Short-term borrowings.................         411          6           3          420
            Long-term borrowings..................         (24)         7          (2)         (19)
          ----------------------------------------------------------------------------------------
               Total interest expense                  $ 2,951    $  (274)    $    26     $  2,703
          ----------------------------------------------------------------------------------------
                Changes in net interest income         $ 9,197    $  (830)    $  (427)    $  7,940
          ----------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------
   TABLE 3 - SECURITIES

          (a) Securities Held to Maturity

          The following is a summary for the major categories of securities held to maturity.

          ----------------------------------------------------------------------------------------
                                                                     Gross        Gross
                                                  Amortized     Unrealized   Unrealized       Fair
          (In Thousands)                               Cost          Gains       Losses      Value
          ----------------------------------------------------------------------------------------
          March 31, 1997

             Industrial development bonds.....     $  4,179        $    --      $    --   $  4,179
          ----------------------------------------------------------------------------------------
             Total                                 $  4,179        $    --      $    --   $  4,179
          ----------------------------------------------------------------------------------------
          December 31, 1996

             Industrial development bonds.....     $  4,193        $    --      $    --   $  4,193
          ----------------------------------------------------------------------------------------
             Total                                 $  4,193        $    --      $    --   $  4,193
          ----------------------------------------------------------------------------------------

          (b) Securities Available for Sale

          The following is a summary for the major categories of securities available for sale.

          ----------------------------------------------------------------------------------------
                                                                     Gross        Gross
                                                  Amortized     Unrealized   Unrealized       Fair
          (In Thousands)                               Cost          Gains       Losses      Value
          ----------------------------------------------------------------------------------------
          March 31, 1997

             U.S. Treasury and federal
              agencies.....................        $421,186         $3,017         $(83)  $424,120
             Mutual funds..................          64,572             --           --     64,572
             Other securities..............           9,037            153         (613)     8,577
          ----------------------------------------------------------------------------------------
             Total                                 $494,795         $3,170        $(696)  $497,269
          ----------------------------------------------------------------------------------------
          December 31, 1996

             U.S. Treasury and federal
              agencies.....................        $385,903         $1,772        $  (8)  $387,667
             Mutual funds..................          31,095             --           --     31,095
             Other securities..............           7,412            226          (64)     7,574
          ----------------------------------------------------------------------------------------
             Total                                 $424,410         $1,998         $(72)  $426,336
          ----------------------------------------------------------------------------------------

          Gross realized gains and losses for the three months ended March 31, 1997, were $295,000 and $61,000, respectively. For the same period of 1996, these amounts were $232,000 and $3,000, respectively.




--------------------------------------------------------------------------------
                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------
    TABLE 4 - REAL ESTATE OWNED

           (a) Real Estate Owned by Type of Project

           At March 31, 1997 and December 31, 1996, real estate owned by type of project is presented in the following table:

            --------------------------------------------------------------------------------
                                                                March 31,       December 31,
            (In Thousands)                                           1997               1996
            --------------------------------------------------------------------------------
            Acquisition and land development................     $  2,708           $  2,708
            Multi-family residential........................           --                 --
            Single-family residential.......................          265                187
            --------------------------------------------------------------------------------
               Total residential                                 $  2,973           $  2,895
            --------------------------------------------------------------------------------
            Acquisition and land development................           --                 --
            Retail facilities...............................           --                 --
            --------------------------------------------------------------------------------
               Total non-residential                             $     --           $     --
            --------------------------------------------------------------------------------
                 REO, gross                                      $  2,973           $  2,895
            --------------------------------------------------------------------------------
            Less valuation allowance........................         (769)              (769)
            --------------------------------------------------------------------------------
                 REO, net                                        $  2,204           $  2,126
            --------------------------------------------------------------------------------

           (b) Net Real Estate Owned Expense

           For the periods ended March 31, 1997 and 1996, net real estate owned expense was comprised of the following:

            --------------------------------------------------------------------------------
                                                                       Three months ended
                                                                             March 31,
            (In Thousands)                                           1997               1996
            --------------------------------------------------------------------------------
            Net gain on sale of real estate owned...........     $     (5)          $     (3)
            Valuation adjustments charged to
             operations.....................................           --                 --
            Direct holding costs............................          157                653
            --------------------------------------------------------------------------------
            Net real estate owned expense                        $    152           $    650
            --------------------------------------------------------------------------------

           The following table sets forth information regarding the Company's valuation allowance for REO.

            --------------------------------------------------------------------------------
                                                                March 31,       December 31,
            (In Thousands)                                           1997               1996
            --------------------------------------------------------------------------------
            Balance, beginning of period....................     $    769           $  4,686
            Provision for REO...............................           --                476
            REO charged off.................................           --             (4,393)
            --------------------------------------------------------------------------------
            Balance, end of period                               $    769           $    769
            --------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------
    TABLE 5 - FINANCIAL RATIOS

            ------------------------------------------------------------------------
                                                                 Three months ended
                                                                      March 31,
                                                              ----------------------
                                                                   1997       1996
            ------------------------------------------------------------------------
            Net income as a percentage of: /(1)/
              Average stockholders' equity....................    10.90%     11.70%
              Average total assets............................     0.99       1.07
              Average earning assets..........................     1.14       1.21
            Average stockholders' equity as a percentage of:
              Average assets..................................     9.12%      9.13%
              Average loans...................................    13.70      13.46
              Average deposits................................    10.61      10.48
            Stockholders' equity at period end as a
             percentage of:
              Total assets at period end......................     8.04%      8.30%
              Total loans at period end.......................    13.86      13.44
              Total deposits at period end....................     9.11       9.35
            ------------------------------------------------------------------------

            /(1)/  Annualized

--------------------------------------------------------------------------------
                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------

Exhibits
Part I

   COMPUTATION OF EARNINGS PER SHARE

          Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

          During the periods ended March 31, 1997 and 1996, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.

                 Three months ended March 31,
          -------------------------------------------
                   1997                1996/(1)/
          -------------------    --------------------
             26,870,245             25,812,749

          /(1)/Adjusted for a three-for-two stock split distributed in the third quarter of 1996 and a 10% stock dividend paid in the first quarter of 1997.




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

--------------------------------------------------------------------------------
                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]
                                      22

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





--------------------------------------------------------------------------------
                                         [LOGO OF IMPERIAL BANCORP APPEARS HERE]

--------------------------------------------------------------------------------
Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            IMPERIAL BANCORP

          Dated:   May 14, 1997             By:  Christine M. McCarthy
                                                 ----------------------------
                                                 Christine M. McCarthy
                                                 Executive Vice President and
                                                 Chief Financial Officer





--------------------------------------------------------------------------------

                                       24[LOGO OF IMPERIAL BANCORP APPEARS HERE]