Form 10-Q
period 1997-06-30
IMPERIAL BANCORP
filed 1997-08-14
CIK 49899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended June 30, 1997

                                 IMPERIAL BANCORP

             (Exact name of registrant as specified in its charter)

           California                               95-2575576
 (State or other jurisdiction       (I.R.S. Employer Identification Number)
of incorporation or organization)


  9920 South La Cienega Boulevard
      Inglewood, California                           90301
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (310) 417-5600

Commission file number: 0-7722

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK:  Number of Shares of Common Stock outstanding as of June 30, 1997:
               25,869,753 shares.

DEBT SECURITIES: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                 1999. As of June 30, 1997, $3,373,000 in principal amount of such Notes and $1,082,000 in principal amount of such Debentures were outstanding.

The Registrant has filed all reports required to be filed by Section 13 or 15(d)
 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND SIX MONTHS ENDED JUNE 30, 1997

          Except for the historical information contained herein, the following discussion includes forward looking information that involves risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

FINANCIAL REVIEW

          The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes in trends related to the financial condition of Imperial Bancorp (the "Company") and its results of operations for the three and six months ended June 30, 1997.

   PERFORMANCE SUMMARY

          Net income for the second quarter decreased to $11.0 million, or $0.40 per share, from $28.7 million, or $1.10 per share, earned in the second quarter of 1996. Income as measured by return on average total assets was 1.24% for the three months ended June 30, 1997, as compared to 4.29% for the three months ended June 30, 1996. Return on average stockholders' equity was 14.3% for the quarter ended June 30, 1997, a decrease from the 45.12% return on average stockholders' equity for the same period of 1996. For the six months ended June 30, 1997, net income totaled $18.9 million as compared to $35.4 million for the same period of 1996. Return on average assets and stockholders' equity for the first half of 1997 was 1.12% and 12.64%, respectively, as compared to 2.72% and 29.16%, respectively, from the same period of 1996

          Earnings for the second quarter of 1996 were significantly impacted by gains realized from the sale of a portion of the Company's investment in Imperial Credit Industries, Inc. ("ICII") (NASDAQ-NMS-ICII). In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. As a result, the Company recorded a $10.8 million pre-tax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII. In addition, the Company realized a significant increase in equity in the net earnings of ICII for the second quarter 1996. In June 1996, ICII completed an offering in which they sold approximately
          2.0 million shares of its subsidiary Southern Pacific Funding Corporation (NYSE-SFC) to the public. In addition to the SFC shares sold by ICII, 5.0 million new SFC shares were issued and sold to the public. The Company's share of the pre-tax gains realized by ICII as a result of this transaction approximated $8.6 million and is included in "Equity in net earnings of Imperial Credit Industries, Inc." Partially offsetting these gains was an after tax loss from discontinued operations of $6.1 million, or $0.24 per share for the quarter ended June 30, 1996.

          Earnings, excluding the 1996 second quarter gains associated with the Company's investment in ICII and the losses associated with the discontinued operations for all periods presented ("core earnings"), for the second quarter of 1997 increased to $11.1 million, or $0.41 per share from $8.8 million, or $0.34 per share for the same period in 1996. For the six months ended June 30, 1997, core earnings totaled $19.1 million, or $0.71 per share compared to $15.5 million, or $0.60 per share for the corresponding period one year ago. From its core operations, the Company's return on average total assets approximated 1.26% and 1.14% for the second quarter and first half of 1997, respectively, compared to 1.32% and 1.19% for the second quarter and first half of 1996, respectively. Core return on average stockholders' equity for the second quarter and first half of 1997 was 14.47% and 12.78%, respectively, compared to 13.91% and 12.76%, respectively, for the comparable periods last year. The increase in core earnings for the second quarter and first half of 1997 was primarily attributable to the 27% and 25% growth, respectively, in average loans from the same periods of 1996 which resulted in

--------------------------------------------------------------------------------

          increased net interest income. Net interest income amounted to $47.8 million and $88.0 million for the quarter and six months ended June 30, 1997, respectively, as compared to $34.9 million and $67.1 million for the same periods of 1996.

          Noninterest income for the quarter and six months ended June 30, 1997 totaled $16.0 million and $32.1 million, respectively, compared to $59.6 million and $71.9 million for the quarter and six months ended June 30, 1996, respectively. Excluding nonrecurring income from ICII, noninterest income for the quarter and six months ended June 30, 1996 totaled $14.7 million and $27.0 million, respectively, an improvement of $1.3 million and $5.1 million, respectively. The improvement was primarily due to higher fees generated from item processing services, gains associated with the execution and sale of stock warrants, and international related services.

          Noninterest expenses for the quarter and six months ended June 30, 1997 totaled $40.8 and $80.5 million, respectively, compared to $33.0 million and $63.2 million for the quarter and six months ended June 30, 1996. The rise in noninterest expenses for the quarter and six months ended June 30, 1997 was primarily due to $7.4 million and $11.6 million increases, respectively, in employment expenses over the same periods of 1996 as the Company continues to focus on an investment in people to enhance its presence in various industry segments and expand into new high growth regions. Also contributing to higher noninterest expenses were increased customer service related expenses resulting from a significant increase in deposits generated from the real estate related services industry. This expense increased $1.5 million and $2.6 million, respectively, for the quarter and six months ended June 30, 1997, compared to the same periods one year ago. Offsetting the increase in personnel costs and customer service related expenses was a reduction in real estate owned ("REO") expense and charitable contributions. REO (income) expenses declined $0.6 million and $1.1 million, respectively, for the second quarter and first half of 1997 due to a significant drop in the level of REO from June 30, 1996 and a $0.4 million gain realized on the sale of a REO property in the second quarter of 1997.

          At June 30, 1997, the Company's total assets were $4.1 billion, total loans were $2.4 billion and stockholders' equity and allowance for loan losses totaled $354 million. This compares to total assets of $3.4 billion, total loans of $2.1 billion and stockholders' equity and allowance for loan losses of $322 million at December 31, 1996.

          Total deposits at June 30, 1997, amounted to $3.5 billion which included $1.9 billion, or 53%, of noninterest bearing demand deposits. This compares favorably to total deposits of $3.0 billion at December 31, 1996 which included $1.5 billion, or 50%, of noninterest bearing demand deposits. The Company's average demand deposits and average stockholders' equity funded 48% of average total assets for the six months ended June 30, 1997, equal to 48% for the same period last year.

          At June 30, 1997, the allowance for loan losses amounted to $42.6 million or 1.8% of total loans as compared to $36.1 million or 1.8% of total loans at December 31, 1996 and $38.5 million or 2.1% of total loans at June 30, 1996. The provision for loan losses from continuing operations for the quarter ended June 30, 1997 totaled $4.4 million as compared to $3.4 million reported for the quarter ended June 30, 1996. For the first half of 1997, the provision for loan losses from continuing operations totaled $7.7 million as compared to $6.0 million reported for the first half of 1996. The increase in the provision is due primarily to the $507 million increase over the past twelve months in the Company's loan portfolio.

          The Company continued to experience improved credit quality for the quarter and six months ended June 30, 1997. Net charge-offs for the quarter and first half totaled $0.5 million and $1.3 million, respectively, as compared to $4.0 million and $4.9 million, respectively, for the same periods of 1996. Additionally, nonaccrual loans of $7.9 million at June 30, 1997 decreased $12.5 million from December 31, 1996 and $12.9 million from June 30, 1996. The allowance for loan losses coverage of nonaccrual loans at June 30, 1997 approximated 538 percent, up from 177 percent at December 31, 1996 and up from 185 percent at June 30, 1996. Restructured loans at June 30, 1997 totaled $24.1 million, down $4.5 million from December 31, 1996 and $20.8 million from June 30, 1996. All restructured loans at June 30, 1997 were performing in accordance with their modified terms. At quarter-end 1997, REO, net of the valuation allowance, was $3.0 million, up from $2.1 million at December 31, 1996 and down from $7.9 million at June 30, 1996.

--------------------------------------------------------------------------------

          Imperial Bank is classified "Well Capitalized" with leverage, Tier I and total capital ratios at June 30, 1997, of 8.2%, 9.0% and 10.2%, respectively, as compared to 9.2%, 10.1% and 11.4%, respectively, the year earlier.

          Imperial Bancorp is classified "Well Capitalized" with leverage, Tier I and total capital ratios at June 30, 1997 of 10.7%, 12.0% and 13.4%, respectively, as compared to 9.6%, 10.6% and 12.0%, respectively, the year earlier. These increases are mainly due to the issuance of $75 million of capital securities by a subsidiary of the Company in April 1997. Under the capital guidelines of the Federal Reserve, the capital securities qualify as Tier I Capital.

   SPIN-OFF

          On February 20, 1997, the Company's Board of Directors approved a plan to spin off to stockholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets will be transferred to Imperial Financial Group, Inc. ("IFG"), a newly formed Delaware corporation and a wholly-owned subsidiary of the Bank.

          The Bank will contribute to IFG (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of the Bank that specializes in motion picture and television finance, (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers trust and investment management services,
          (iii) all of the common stock of a newly formed thrift and loan company that will hold the assets and liabilities relating to the Bank's Small Business Administration lending group, a division of the Bank that provides loans to small businesses, a portion of which is guaranteed as to repayment by the U.S. Government, and (iv) the common stock owned by the Bank (representing approximately 24% of all outstanding common stock as of June 30, 1997) in ICII, a publicly traded, diversified specialty finance company.

          The spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service to the effect that the transaction will not be taxable to the Company's stockholders or the Company or the Bank as well as any necessary approval from the Company's regulators. It is anticipated that the separation will occur in late 1997 or early 1998. On April 17, 1997, tax legislation was introduced in Congress relating to the tax-free nature of certain spin off transactions. The proposed legislation has since been revised and will not, in its current form, impede the Company's ability to effect the spin off on a basis that is not taxable to the Company, its stockholders or the Bank.

          Total assets of the entities comprising IFG approximated $200 million at June 30, 1997. Revenues of IFG, including interest income and noninterest income would have approximated $21 million for the six months ended June 30, 1997.

   CAPITAL SECURITIES

          On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75 million of 9.98% capital securities at a 2% discount, which represent preferred undivided beneficial interests in the assets of the Trust. On July 24, 1997 the Trust exchanged the privately placed capital securities for an equal amount of 9.98% capital securities with the same characteristics as the privately placed capital securities that was registered under the Securities Act of 1933, as amended (the "Capital Securities"). The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities," and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

          Holders of the Capital Securities are entitled to receive cumulative cash distributions, accruing from April 23, 1997, the date of original issuance, and payable semi-annually in arrears on June 30 and December 31 of each year, commencing June 30, 1997, at an annual rate of 9.98% of the liquidation amount of $1,000 per Trust Security. The Company has the right under certain circumstances to defer payments of interest on the Junior Subordinated Debentures at any time and from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Junior Subordinated Debentures. If and for so long as interest payments on

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          the Junior Subordinated Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Junior Subordinated Debentures.

          The Company intends to use the net proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, which includes additional investments in the Bank and/or acquisition opportunities. The Capital Securities are eligible to qualify as Tier I Capital under the capital guidelines of the Federal Reserve.

   EARNINGS PERFORMANCE

          Net Interest Income

          The Company's operating results depend primarily on net interest income. A primary factor affecting the level of net interest income is the Company's interest rate margin between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities as well as the difference between the relative amounts of average interest-earning assets and average interest-bearing liabilities. For the quarter and six months ended June 30, 1997, net interest income increased to $47.8 million and $88.0 million, respectively, from $34.9 million and $67.1 million, respectively, for the same periods of 1996.



                          Three Months Ended                Six Months Ended
                               June 30,                         June 30,
(In Thousands)                   1997             1996            1997            1996
----------------------------------------------------------------------------------------

Interest income........              $68,495     $50,326            $127,228     $98,416
Interest expense.......               20,656      15,437              39,228      31,306
----------------------------------------------------------------------------------------
 Net interest income                 $47,839     $34,889            $ 88,000     $67,110
----------------------------------------------------------------------------------------
Net interest margin                    6.1  %      6.0  %              5.9  %      5.9  %
----------------------------------------------------------------------------------------

          The Company's net interest margin increased to 6.1% for the second quarter of 1997 from 6.0% for the same period of 1996. For the first half of 1997, net interest margin was 5.9%, equal to 5.9% for the first six months of 1996. Given current economic conditions and the asset sensitive nature of the Company's balance sheet, the Company expects a relatively stable net interest margin over the near term. The increased net interest income primarily resulted from the $475 million and $440 million growth in average loans for the second quarter and first half of 1997, respectively, from the second quarter and first half of 1996. Due primarily to the improving California economy, the Company expects its loan portfolio to continue its growth throughout the remainder of the year. As illustrated by the Analysis of Changes in Net Interest Margin (see page 22), the growth in the Company's loan portfolio had a significant impact on net interest income for the second quarter and six months ended June 30, 1997.

          Average demand deposit levels for the quarter ended June 30, 1997 increased approximately $360 million from the second quarter of 1996 due to the rise in deposits from the real estate related services industry. During the second quarter of 1997 the Company's average level of money market accounts grew 48% to $681 million from $459 million one year ago. This increase is primarily due to the bankruptcy deposit portfolio purchased from Comerica Bank in June 1997. In contrast, average time certificates of deposits for the second quarter of 1997 grew only $90 million to $916 million from $826 million one year ago. Despite the increase in rates for the Company's interest-bearing deposits, the above shift of deposits from time certificates of deposits to lower yielding money market accounts allowed the Company's overall funding costs to remain relatively stable.

          In conformity with banking industry practice, payments for accounting, courier and other deposit related services provided to the Company's real estate related customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $7.9 million and $5.2 million, respectively, for the six months ended June 30, 1997 and 1996. The net interest margin for each period would have been 5.4% and 5.4%, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          NONINTEREST INCOME: Noninterest income amounted to $16.0 million for the second quarter of 1997 as compared to $59.6 million for the same period of 1996. For the six months ended June 30, 1997, noninterest income totaled $32.1 million as compared to $71.9 million in the prior year. The table below shows the major components of noninterest income.


------------------------------------------------------------------------------------------------------
                                           Three months ended              Six months ended
                                                June 30,                       June 30,
(In Thousands)                                    1997            1996           1997           1996
------------------------------------------------------------------------------------------------------

Service charges on deposit accounts.....              $ 1,314    $ 1,236            $ 2,717    $ 2,494
Trust fees..............................                1,740      2,163              3,717      4,271
Gain on origination and sale of loans...                1,505      1,368              2,019      1,673
Equity in net earnings of Imperial                      3,544     10,651              5,005     13,511
 Credit Industries, Inc.................
Gain on sale of Imperial Credit                            --     36,411                 --     36,411
 Industries, Inc. common stock..........
Other service charges and fees..........                2,675      1,058              4,953      1,803
Merchant and credit card fees...........                  798        597              1,497      1,036
Gain on exercise and sale of stock                        809        401              2,543        869
 warrants...............................
International fees......................                1,920      1,147              3,598      2,194
Gain on trading account securities......                1,189        657              2,248      1,806
Appreciation of donated Imperial Credit                    --      2,726              2,816      3,505
 Industries, Inc. common stock..........
Other income............................                  465      1,225                975      2,358
------------------------------------------------------------------------------------------------------
Total                                                 $15,959    $59,640            $32,088    $71,931
======================================================================================================

          Noninterest income reported for the second quarter of 1996 was significantly impacted by gains realized from the sale of a portion of the Company's investment in ICII. In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. As such, the Company recorded a $10.8 million pre-tax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII. The total gains of $36.4 million related to these transactions are reflected in the consolidated Statement of Income as "Gain on sale of Imperial Credit Industries, Inc. common stock."

          Also in the second quarter of 1996, the Company realized a significant increase in equity in the net earnings of ICII. In June 1996, ICII sold approximately 2.0 million shares of its subsidiary Southern Pacific Funding Corporation (NYSE-SFC) in connection with SFC's initial public offering of 5.0 million shares. ICII's sale of its SFC stock resulted in a pre-tax gain to ICII of $62.0 million. The Company's net equity in this gain realized by ICII approximated $8.9 million pre-tax and is included in the consolidated Statement of Income as "Equity in the net earnings of Imperial Credit Industries, Inc."

          Excluding the 1996 second quarter gains associated with the Company's investment in ICII, noninterest income for the second quarter and first six months of 1997 improved $1.3 million and $5.1 million, respectively, from the same periods of 1996. The improvement for the second quarter and six month period ended June 30, 1997 was mainly attributable to other service charges which increased $1.6 million and $3.2 million, respectively, as a result of the Bank entering into several new item processing agreements with other institutions since the first quarter of 1996 and growth in commitment fees.

          The Company recorded improvements in other fee income businesses. International fees increased $0.8 million and $1.4 million, respectively, for the second quarter and six months of 1997 compared to the same periods of 1996. In addition, merchant and credit card fees generated an additional $0.2 million and $0.5 million, respectively, to noninterest income for the quarter and six months ended June 30, 1997. The Company recorded higher gains from the origination and sales of SBA loans as loan volumes have increased over the prior year. The gains on sales of SBA loans increased $0.1 million and $0.3 million, respectively, for the quarter and six months ended June 30, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          Another factor that contributed to higher noninterest income for the second quarter and six months ending June 30, 1997 was an increase of $0.4 million and $1.7 million, respectively, in the exercise and sale of stock warrants from the comparable periods one year ago. These stock warrants are received in conjunction with loans funded in the Bank's Special Markets Lending Division. This improvement is mainly due to an increase in loan activity of the Special Market Lending Division.

          Offsetting these improvements to noninterest income for the quarter and six months ending June 30, 1997 was a reduction in the appreciation of donated stock. The appreciation represents the difference between the market value and the book value of the ICII shares on the date the shares were donated. In addition, trust revenues decreased $0.4 million and $0.6 million for the second quarter and six months ending June 30, 1997, respectively, as the number of nonrenewable matured accounts increased from the comparable periods last year.

          Noninterest Expense: Noninterest expense totaled $40.8 million for the quarter ended June 30, 1997 as compared to $33.0 million for the same period in the prior year. For the six months ended June 30, 1997, noninterest expense was $80.5 million as compared to $63.2 million in the first half of 1996. The table below shows the major components of noninterest expense.



                                           Three months ended               Six months ended
                                                June 30,                        June 30,
(In Thousands)                                    1997             1996           1997            1996
--------------------------------------------------------------------------------------------------------

Salary and employee benefits............              $21,839     $14,426            $41,510     $29,924
Net occupancy expense...................                2,309       2,233              4,521       4,465
Furniture and equipment.................                1,607       1,283              2,988       2,419
Data processing.........................                1,884       1,561              3,759       3,057
Customer services.......................                4,273       2,794              7,879       5,231
Net real estate owned (income) expense..                 (310)        298               (158)        948
Professional and consulting.............                2,468       1,830              4,296       3,452
Business development....................                1,753         739              2,650       1,729
Charitable donations....................                   51       3,627              3,727       4,668
Other expense...........................                4,919       4,196              9,335       7,257
--------------------------------------------------------------------------------------------------------
Total                                                 $40,793     $32,987            $80,507     $63,150
========================================================================================================

          For the quarter and six months ended June 30, 1997, the rise in noninterest expense was primarily due to $7.4 million and $11.6 million increases, respectively, in salary and benefit costs over the same periods of 1996. Consistent with the prior year, the Company continues to focus on an investment in people as the Company continues to enhance its existing presence in various industry segments as well as expand into new high growth regions. A new loan production office in Bellevue, Washington, was opened in the second quarter of 1997.

          Customer service costs paid on behalf of the Company's real estate service industry customers increased in the second quarter and first half of 1997 to $4.3 million and $7.9 million, respectively, from the same periods of 1996. These services which include accounting, courier and other deposit related services rose primarily due to $360 million and $314 million increases in average demand deposit levels during the second quarter and first half of 1997, respectively, as compared to the prior year comparable periods, as these costs are a function of deposit volume and interest rates.

          The Company incurred higher business development expenses during the second quarter and first half of 1997 as compared to the same periods last year. Advertising expenses, business publication and marketing related costs rose as the Company expanded into new markets.

          Partially offsetting the increase in noninterest expense were the decreases in charitable donations of $3.6 million and $0.9 million, respectively, for the quarter and six month period ended June 30, 1997, and in REO expenses of $0.6 million and $1.1 million, respectively, for the comparable periods.

          Income Taxes: The Company recorded income tax expense of $7.5 million and $12.7 million, respectively, for the quarter and six months ended June 30, 1997 representing effective tax rates of approximately 40.3% and 40.0%, respectively. For the same periods of 1996, the Company's income
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          tax expense and effective tax rates approximated $23.4 million and 40.2%, respectively, and $28.4 million and 40.7%, respectively. At June 30, 1997, the Company had a net deferred tax liability of $1.4 million, as compared to a net deferred tax liability of $1.5 million at December 31, 1996.

          Discontinued Operation: In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made due to operational losses for which the Company provided approximately $9.8 million, net of tax, for the year ended December 31, 1996. As of June 30, 1997, the activities of the precious metals business were substantially completed.

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

          The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Demand deposits averaged $1.4 billion for the three months ended June 30, 1997 as compared to $1.0 billion for the same period of 1996. The Company's average demand deposits and average stockholders' equity funded 48% of average total assets for the quarter ended June 30, 1997, equal to 48% for the same period last year.

          These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During the first half of 1997, the Company experienced a net cash outflow from its investing activities of $707 million. This net outflow in investing activities resulted primarily from the growth in the Company's loan portfolio, a net outflow of $289 million and the purchase of securities available for sale, a net outflow of $236 million. The outflow in investing activities was offset by the $750 million net cash provided by the Company's financing activities consisting mainly of deposit inflows including $617 million in demand deposits, savings and money market accounts, $77 million net cash provided by short-term borrowings, and $73 million net cash provided by the issuance of Capital Securities. These inflows were partially offset by $19 million of net outflows attributable to time deposits.

          Interest Rate Sensitivity Management: The primary objectives of the asset liability management process are to provide a relatively stable net interest margin and manage balance sheet risks. These risks include liquidity risk, capital adequacy and overall interest rate risk inherent in the Company's balance sheet. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to manage the change in pre-tax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pre-tax net interest income and net interest margin.

          Each month the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on pre-tax net interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact of these projected rate changes on its entire on and off-balance sheet position or any particular segment of the balance sheet.

          Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At June 30, 1997 the Company maintained a positive one year gap of approximately $742 million as its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At June 30, 1996, the Company maintained a positive one year gap of approximately $610 million.

          The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps are purchased. Based on this strategy and the general asset sensitive nature of the balance sheet, the Company purchased $2.0 billion of exchange traded interest rate floors in the first, second, and third quarters of 1996 to protect against a drop in interest rates. $500 million of these interest rate floors matured in the second quarter of 1997. The remaining floors mature at the rate of $500 million per quarter beginning in the third quarter of 1997. The floor maturing in the third quarter of 1997 provides protection to the Company in the event that the three month LIBOR drops below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain of the remaining floors approximated $1,900 at June 30, 1997. In the fourth quarter of 1996, the Company purchased an additional $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $1.0 billion per quarter beginning in the second quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 4.0%. The unrealized gain of these floors approximated $2,500 at June 30, 1997. In the second quarter of 1997, the Company purchased an additional $1.0 billion of exchange traded interest rate floors that mature in the fourth quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 5.0%. The unrealized gain of these floors approximated $100,000 at June 30, 1997.

          In January 1996, the Company purchased exchange traded interest rate caps with a notional value outstanding of $500 million that matured, unexercised during the second quarter of 1997. In the fourth quarter of 1996, the Company purchased an additional $1.0 billion of exchange traded caps. The caps mature at the rate of $500 million per quarter beginning in the third quarter of 1997 and provide the Company protection in the event that the three month LIBOR increases above the 7.5% strike price. The unrealized gain of these caps at June 30, 1997 approximated $1,300. The unamortized premiums paid for floors and caps described above approximated $359,000 at June 30, 1997.

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

          In April 1997, in conjunction with the issuance of $75 million of capital securities, the Company entered into three fixed for floating interest rate swaps with a total notional value of $75 million in order to convert the capital securities issuance to a floating rate. The swaps require the Company to pay three month LIBOR and receive 7.18% on $25 million, 7.186% on $25 million and 7.187% on the remaining $25 million. The maturity and fixed payment dates on the swaps coincide with the call date and payment dates of the Capital Securities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

   ASSET QUALITY

          Nonaccrual loans, restructured loans and real estate and other assets owned:

          Nonaccrual loans, which includes loans 90 days or more past due, totaled $7.9 million at June 30, 1997 as compared to $20.4 million at year end 1996 and $20.9 million at June 30, 1996. The Company expects credit quality to remain relatively stable for the balance of the year. The decrease from year end 1996 was mainly due to charge-offs of loans on nonaccrual status at year end 1996 approximating $3.5 million, loans being returned to current or paid off of $5.4 million, the selling of $5.9 million of nonaccrual loans, payments received of $0.9 million on nonaccrual loans, and the transfer of $1.3 million of nonaccrual loans to REO. Partially offsetting these decreases were $4.5 million of loans being placed on nonaccrual. The decrease from June 30, 1996 resulted from charge-offs of loans on nonaccrual status approximating $8.4 million, loans returned to current or paid off approximating $27.3 million, the selling of $5.9 million of nonaccrual loans, payments received for nonaccrual loans approximating $1.4 million, and the transfer of $1.4 million of nonaccrual loans to REO. Partially offsetting these decreases were loans approximating $31.4 million placed on nonaccrual during the twelve month period. Consistent with prior reporting periods, there were no loans past due 90 days or more which were still accruing interest and all interest associated with nonaccrual loans had been reversed. It has been the Company's policy to recognize interest on nonaccrual loans only when collected.

          Troubled debt restructured loans totaled $24.1 million at June 30, 1997 as compared to $28.7 million at prior year end and $45.0 million at June 30, 1996. The decrease in restructured loans from the second quarter of 1996 resulted in part from a $13.9 million loan that was restructured in the fourth quarter of 1995 and performed in accordance with its modified terms during 1996 and a $2.6 million loan that was restructured in the first quarter of 1996 and performed in accordance with its modified terms for one year. As a result, these loans were no longer classified as restructured at June 30, 1997. The decrease in restructured loans from year end 1996 was mainly due to the same $2.6 million loan that was restructured in the first quarter of 1996, performed in accordance with its modified terms for one year, and was no longer classified as restructured at June 30, 1997.

          Real estate and other assets owned of $3.0 million, net of a $0.8 million valuation allowance, at June 30, 1997 increased $0.9 million from year end 1996 and decreased $5.0 million from June 30, 1996. The significant decline from the second quarter of 1996 is attributable to the Company's successful disposition of nine REO properties since June 30, 1996. The increase from year end 1996 was due to the Company taking title to the distribution rights of a film whose borrower defaulted on its loan.

          Detailed information regarding nonaccrual loans, restructured loans, and real estate and other assets owned is presented below.



                                           June 30,    March 31,    Dec. 31,    Sept. 30,    June 30,
(In Thousands)                               1997         1997        1996         1996        1996
-----------------------------------------------------------------------------------------------------

Nonaccrual loans:
 Commercial.............................    $ 5,782      $ 8,515     $ 9,382      $11,782     $10,419
 Real estate............................      2,136        8,479      10,760       10,526      10,434
 Consumer...............................         --           --         248           --          --
-----------------------------------------------------------------------------------------------------
   Total nonaccrual loans                   $ 7,918      $16,994     $20,390      $22,308     $20,853
-----------------------------------------------------------------------------------------------------
Restructured loans                          $24,144      $25,395     $28,681      $44,764     $44,962
-----------------------------------------------------------------------------------------------------

Real estate and other assets owned:
 Real estate and other assets owned,        $ 3,817      $ 2,973     $ 2,895      $ 2,986     $ 8,306
  gross.................................
 Less valuation allowance...............     (833  )      (769  )     (769  )      (307  )     (366  )
-----------------------------------------------------------------------------------------------------
   Real estate and other assets owned,      $ 2,984      $ 2,204     $ 2,126      $ 2,679     $ 7,940
    net
-----------------------------------------------------------------------------------------------------
     Total                                  $35,046      $44,593     $51,197      $69,751     $73,755
-----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          The following table contains information for loans deemed impaired:

                                              Net        Specific         Net
                                           Carrying     Allowance       Balance
(In Thousands)                               Value
----------------------------------------------------------------------------------

June 30, 1997
 Loans with specific allowances.........    $101,342       (12,600)       $ 88,742
 Loans without specific allowances......       2,790            --           2,790
----------------------------------------------------------------------------------
 Total                                      $104,132       (12,600)       $ 91,532
----------------------------------------------------------------------------------

December 31, 1996
 Loans with specific allowances.........    $102,116       (14,993)       $ 87,123
 Loans without specific allowances......      15,484            --          15,484
----------------------------------------------------------------------------------
 Total                                      $117,600       (14,993)       $102,607
----------------------------------------------------------------------------------
Impaired loans were classified as follows:

   (In Thousands)                                         June 30,    December 31,
                                                              1997            1996
----------------------------------------------------------------------------------

Current.................................                 $  97,738        $ 97,210
Nonaccrual..............................                     6,394          20,390
----------------------------------------------------------------------------------
 Total                                                   $ 104,132        $117,600
----------------------------------------------------------------------------------

          ALLOWANCE AND PROVISION FOR LOAN LOSSES:

          The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions (especially in California), loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at June 30, 1997, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          At June 30, 1997, the allowance for loan losses amounted to $42.6 million, or 1.8% of total loans, as compared to $36.1 million, or 1.8% of total loans, at December 31, 1996 and $38.5 million, or 2.1% of total loans, at June 30, 1996. The following table summarizes changes in the allowance for loan losses:


Six months ended June 30, (In Thousands)        1997               1996
-------------------------------------------------------------------------
Balance, beginning of year                  $   36,051         $   37,402
-------------------------------------------------------------------------

Loans charged off:
 Commercial.............................        (2,394)            (4,651)
 Real estate............................        (1,115)            (1,451)
 Consumer...............................            (2)               (13)
-------------------------------------------------------------------------
   Total loans charged off                  $   (3,511)        $   (6,115)
-------------------------------------------------------------------------

Recoveries of loans previously charged
 off:
 Commercial.............................           545              1,154
 Real estate............................         1,696                 11
 Consumer...............................            13                 13
-------------------------------------------------------------------------
   Total loan recoveries                     $   2,254         $    1,178
-------------------------------------------------------------------------

Net loans charged off...................        (1,257)            (4,937)
Provision for loan losses...............         7,717              6,026
Provision for loan losses of                        56                 26
 discontinued operation.................
-------------------------------------------------------------------------
Balance, end of period                      $   42,567         $   38,517
-------------------------------------------------------------------------
Loans outstanding, end of period            $2,356,263         $1,849,653
-------------------------------------------------------------------------
Average loans outstanding                   $2,194,731         $1,754,963
-------------------------------------------------------------------------

Ratio of net charge-offs to average               0.11%/1/           0.56%/1/
 loans..................................
Ratio of allowance for loan losses to             1.94               2.19
 average loans..........................
Ratio of allowance for loan losses to             1.81               2.08
 loans outstanding at June 30...........
Ratio of allowance for loan losses to              538                185
 nonaccrual loans.......................
Ratio of provision for loan losses to              618                123
 net charge-offs........................
-------------------------------------------------------------------------
/1/ Annualized

          The provision for loan losses totaled $4.4 million and $7.7 million, respectively, for the quarter and six months ended June 30, 1997 as compared to $3.4 million and $6.0 million, respectively, for the same periods of 1996. The increase in the provision for loan losses was related to the strong growth in the Company's loan portfolio. Net charge-offs totaled $0.5 million and $1.3 million, respectively, for the three and six months ended June 30, 1997 as compared to $4.0 million and $4.9 million, respectively, in the same periods of 1996. As a percentage of average loans outstanding, annualized net charge-offs were 0.10% and 0.11%, respectively, for the three and six months ended June 30, 1997 and 0.90% and 0.56% for the corresponding periods one year ago.

   CAPITAL

          Retained earnings from operations has been the primary source of new capital for the Company, with the exception of its long term debt offering in 1979, the issuance of the privately placed capital securities in April 1997 (see page 4), and on a smaller scale, the exercise of employee stock options. At June 30, 1997, shareholders' equity totaled $311 million as compared to $286 million at December 31, 1996. In the first half of 1997, the Company recorded an additional $0.7 million of shareholders' equity from the exercise of employee stock options. The Company generally receives a tax deduction upon the exercise of nonqualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of stockholders' equity, approximated $4.5 million in the first half of 1997.

          On January 24, 1997, the Company declared a 10% stock dividend, payable on February 24, 1997 to shareholders of record on February 17, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at June 30, 1997 were 12.0% and 13.4%, respectively, as compared to 10.6% and 12.0%, respectively, the year earlier. The increase in capital ratios is mainly due to the issuance of $75 million of capital securities by a subsidiary of the Company in the capital securities qualify as Tier I Capital. The Bank's Tier I and total capital ratios at June 30, 1997 were 9.0% and 10.2%, respectively, as compared to 10.1% and 11.4%, respectively, at June 30, 1996. The decrease in capital ratios from the prior year is primarily due to a 29% increase in total risk- weighted assets.

          Capital Ratios for Imperial Bank(1)

June 30, (In Thousands)                        1997           1996
---------------------------------------------------------------------

Tier I:
 Common stockholders' equity and            $  284,015     $  248,890
  preferred stock(2)....................
 Disallowed assets......................        (1,205)        (1,514)
---------------------------------------------------------------------
   Tier I capital                           $  282,810     $  247,376
---------------------------------------------------------------------

Tier II:
 Allowance for loan losses allowable in         39,432         30,646
  Tier II...............................
---------------------------------------------------------------------
   Total risk-based capital                 $  322,242     $  278,022
---------------------------------------------------------------------
Risk-weighted balance sheet assets          $2,668,738     $2,092,578
---------------------------------------------------------------------

Risk-weighted off-balance sheet items:
 Commitments to make or purchase loans..       345,151        260,790
 Standby letters of credit..............       132,979         82,437
 Other..................................         7,658         15,870
---------------------------------------------------------------------
   Total risk-weighted off-balance          $  485,788     $  359,097
    sheet items
---------------------------------------------------------------------
Allowance for loan losses not included          (2,939)        (7,871)
 in Tier II.............................
---------------------------------------------------------------------
   Total risk-weighted assets               $3,151,587     $2,443,804
---------------------------------------------------------------------

Risk-based capital ratios:
 Tier I capital.........................           9.0%          10.1%
 Total capital..........................          10.2           11.4
 Leverage ratio.........................           8.2            9.2
---------------------------------------------------------------------

(1) As reported on the June 30, 1997 and 1996 FDIC Call Reports.
(2) Excludes unrealized gain on securities available for sale.

          In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 10.7% at June 30, 1997 as compared to 9.6% at June 30, 1996.The Bank's leverage ratio was 8.2% at June 30, 1997 as compared to 9.2% at June 30, 1996, well in excess of its regulatory requirement of 6.5%.

          In conjunction with the spin-off of IFG, all or a portion of the net proceeds from the Company's sale of the Junior Subordinated Debentures will be contributed into the Bank's capital to ensure that the Bank's risk-based capital ratios continue to meet the well capitalized criteria.

   NEW ACCOUNTING PRONOUNCEMENTS

          FAS 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

          The Small Business Administration lending group, a division of the Bank, provides loans to small businesses, sells the guaranteed portion of the loans, and retains the servicing rights and interest-only strips relating to those loans. Under FAS 125, the portion of the contractually specified servicing fee that exceeds the fee that a substitute servicer would demand to assume the servicing (which is deemed to be 40 basis points for loans sold at par or less and 100 basis points for loans sold in excess of par based on the 1993 National Association for Government Guaranteed Loans survey), on SBA loans sold after January 1, 1997, should be recorded as a servicing asset and amortized in proportion to the servicing income. Any cash flow expected to be received in excess of the contractually specified servicing fees should be recorded as an interest-only strip receivable at its allocated carrying amount and subsequently measured at fair value as either an available-for-sale security or trading security under FAS 115.

          The servicing asset totaled $1.8 million at June 30, 1997 and is included in other assets of the Company's consolidated balance sheet. The book value of the interest-only strip was $2.0 million at June 30, 1997 and is included in securities available for sale. The unrealized gain on the interest-only strip was $0.1 million at the end of the second quarter of 1997.

          The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") and "Disclosure of Information about Capital Structure" ("FAS 129") in February 1997, and issued "Reporting Comprehensive Income" ("FAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in June 1997.

          FAS 128 - Earnings Per Share

          FAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." FAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. FAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. If the Company had adopted FAS 128 as of January 1, 1997, proforma basic EPS and proforma diluted EPS would have been $0.74 and $0.70 for the six months ending June 30, 1997.

          FAS 129 - Disclosure of Information about Capital Structure

          SFAS 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. FAS 129 also supersedes specific requirements found in previously issued accounting statements. FAS 129 must be adopted for financial statements for periods ending after December 15, 1997.

          FAS 130 - Reporting Comprehensive Income

          FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

          FAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

          FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          FAS 131 - Disclosures about Segments of an Enterprise and Related Information.

          FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supersedes FASB Statement No. 14,"Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

          FAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          FAS 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosured for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, FAS 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

          FAS 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

          FAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

          SEC RULE ON DISCLOSURES ABOUT DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

          The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statement and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarter ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that required expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

IMPERIAL BANCORP AND SUBSIDIARIES           (UNAUDITED)
                                                JUNE 30,  DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                 1997            1996
----------------------------------------------------------------------
ASSETS
Cash and due from banks.................    $  416,207      $  325,014
Trading account securities..............        28,602          64,887
Securities available for sale...........       664,252         426,336
Securities held to maturity (fair value          4,145           4,193
 of $4,145 and $4,193 for 1997 and
 1996, respectively)....................
Federal funds sold and securities              535,000         357,000
 purchased under resale agreements......
Loans held for sale (market value of             7,085           5,531
 $7,726 and $6,058 for 1997 and 1996,
 respectively)..........................
Loans:
 Loans, net of unearned income and           2,356,263       2,063,048
  deferred loan fees....................
 Less allowance for loan losses.........       (42,567)        (36,051)
----------------------------------------------------------------------
   TOTAL NET LOANS                          $2,313,696      $2,026,997
----------------------------------------------------------------------

Premises and equipment, net.............        20,539          18,413
Accrued interest receivable.............        21,489          15,547
Real estate and other assets owned, net.         2,984           2,126
Income taxes receivable.................         1,384           1,893
Investment in Imperial Credit
 Industries, Inc........................        61,925          57,736
Other assets............................        58,528          44,497
----------------------------------------------------------------------
   TOTAL ASSETS                             $4,135,836      $3,350,170
----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

 Demand.................................    $1,878,810      $1,465,324
 Savings................................        26,127          17,324
 Money market...........................       791,561         596,967
 Time--under $100,000...................       138,136         169,493
 Time--$100,000 and over................       713,991         701,169
----------------------------------------------------------------------
   TOTAL DEPOSITS                           $3,548,625      $2,950,277
----------------------------------------------------------------------

Accrued interest payable................         7,179           5,943
Short-term borrowings...................       122,348          44,897
Long-Term Borrowings:
 Floating rate notes and fixed rate              4,436           4,455
  debentures............................
 Capital securities of subsidiary trust:
   Company-obligated mandatorily                73,284              --
    redeemable capital securities of
    subsidiary trust holding solely
    junior subordinated deferrable
    interest debentures of the Company,
    net.................................
Other liabilities.......................        68,767          58,247
----------------------------------------------------------------------
   TOTAL LIABILITIES                        $3,824,639      $3,063,819
----------------------------------------------------------------------

Stockholders' equity:
 Common stock--no par, 50,000,000              231,275         163,748
  shares authorized; 25,869,753 shares
  at June 30, 1997 and 23,079,715
  shares at December 31, 1996 issued
  and outstanding.......................
 Unrealized gain on securities                   2,030           1,206
  available for sale, net of tax........
 Retained earnings......................        77,892         121,397
----------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY               $  311,197      $  286,351
----------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS'      $4,135,836      $3,350,170
    EQUITY
----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME

IMPERIAL BANCORP AND SUBSIDIARIES                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)             1997             1996           1997            1996
 UNAUDITED
--------------------------------------------------------------------------------------------------------

Interest income:
 Loans                                                $55,494     $42,385           $104,663     $82,705
 Trading account securities                               263         416                881       1,047
 Securities available for sale                          7,793       5,289             14,301      10,079
 Securities held to maturity                               73          77                146         154
 Federal funds sold and securities                      4,651       2,004              6,893       4,204
  purchased under resale agreements
 Loans held for sale                                      221         155                344         227
--------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                              $68,495     $50,326           $127,228     $98,416
--------------------------------------------------------------------------------------------------------

Interest expense:
 Deposits                                              18,165      14,747             35,520      29,800
 Short-term borrowings                                  1,180         599              2,318       1,317
 Long-term borrowings                                   1,311          91              1,390         189
--------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                             $20,656     $15,437           $ 39,228     $31,306
--------------------------------------------------------------------------------------------------------

 Net interest income                                   47,839      34,889             88,000      67,110
 Provision for loan losses                              4,427       3,357              7,717       6,026
--------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses  $43,412     $31,532           $ 80,283     $61,084
--------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                    1,314       1,236              2,717       2,494
 Trust fees                                             1,740       2,163              3,717       4,271
 Gain on origination and sale of loans                  1,505       1,368              2,019       1,673
 Equity in net earnings of Imperial                     3,544      10,651              5,005      13,511
  Credit Industries, Inc.
 Gain on sale of Imperial Credit                           --      36,411                 --      36,411
  Industries, Inc. common stock
 Other service charges and fees                         2,675       1,058              4,953       1,803
 Merchant and credit card fees                            798         597              1,497       1,036
 Gain on exercise and sale of stock                       809         401              2,543         869
  warrants
 International fees                                     1,920       1,147              3,598       2,194
 Gain on trading account securities                     1,189         657              2,248       1,806
 Appreciation of donated Imperial                          --       2,726              2,816       3,505
  Credit Industries, Inc. common stock
 Other income                                             465       1,225                975       2,358
--------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST INCOME                           $15,959     $59,640           $ 32,088     $71,931
--------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits                          21,839      14,426             41,510      29,924
 Net occupancy expense                                  2,309       2,233              4,521       4,465
 Furniture and equipment                                1,607       1,283              2,988       2,419
 Data processing                                        1,884       1,561              3,759       3,057
 Customer services                                      4,273       2,794              7,879       5,231
 Net real estate owned (income) expense                (310  )        298             (158  )        948
 Professional and consulting                            2,468       1,830              4,296       3,452
 Business development                                   1,753         739              2,650       1,729
 Charitable donations                                      51       3,627              3,727       4,668
 Other expense                                          4,919       4,196              9,335       7,257
--------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST EXPENSE                          $40,793     $32,987           $ 80,507     $63,150
--------------------------------------------------------------------------------------------------------
  Income from continuing operations                     18,578      58,185             31,864      69,865
  before income taxes
 Income tax provision                                   7,487      23,418             12,741      28,418
--------------------------------------------------------------------------------------------------------
 NET INCOME FROM CONTINUING OPERATIONS                $11,091     $34,767           $ 19,123     $41,447
--------------------------------------------------------------------------------------------------------
 Loss from operations of discontinued                     132       6,114                210       5,998
  operation, net of tax.................
--------------------------------------------------------------------------------------------------------
 NET INCOME                                           $10,959     $28,653           $ 18,913     $35,449
--------------------------------------------------------------------------------------------------------
  Net income from continuing operations                  $0.41       $1.34              $0.71       $1.60
  per share.............................
 Loss per share of discontinued                         $0.01       $0.24              $0.01       $0.23
  operations............................
--------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE                                   $0.40       $1.10              $0.70       $1.37
--------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

IMPERIAL BANCORP AND SUBSIDIARIES                   (UNAUDITED)
SIX MONTHS ENDED JUNE 30, (IN THOUSANDS)       1997            1996
-----------------------------------------------------------------------

Cash flows from operating activities:
 Net income................................ $    18,913    $     35,449
 Adjustments for noncash charges
  (credits):
   Depreciation and amortization...........      (3,828)         (1,367)
   Accretion of purchased loan discount....         (37)           (183)
   Provision for loan losses...............       7,717           6,026
   Provision for real estate owned.........          64              (5)
   Provision for operation losses..........          56          10,615
   Equity in net earnings of Imperial
    Credit Industries, Inc.................      (5,005)        (13,511)
   Gain on sale of Imperial Credit
    Industries, Inc. common stock..........          --         (36,411)
   Gain on sale of real estate owned.......        (364)            (23)
   Loss on sale of premises and
    equipment..............................           9              --
   Gain on securities available for sale...        (356)           (242)
   Net change in trading account
    securities.............................      36,285         (33,415)
   Net change in loans held for sale.......      (1,554)         (2,665)
   Net change in accrued interest
    receivable.............................      (5,942)             51
   Net change in accrued interest
    payable................................       1,236          (2,117)
   Net change in income taxes receivable...       4,206          11,657
   Net change in other liabilities.........      10,520           4,590
   Net change in other assets..............     (13,822)         (5,465)
-----------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                    $    48,098    $    (27,016)
-----------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from securities held to
  maturity.................................          48              14
 Proceeds from sale of securities
  available for sale.......................   2,159,857       1,432,242
 Proceeds from maturities of securities
  available for sale.......................     285,981          79,307
 Purchase of securities available for
  sale.....................................  (2,682,050)     (1,582,858)
 Proceeds from sale of Imperial Credit
  Industries, Inc. common stock............          --          35,079
 Net change in federal funds sold and
  securities purchased
  under resale agreements..................    (178,000)        145,000
 Net change in loans.......................    (288,612)       (151,216)
 Capital expenditures......................      (4,492)         (2,805)
 Proceeds from sale of real estate owned...         508           2,961
 Proceeds from sale of premises and
  equipment................................         133              --
-----------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES    $  (706,627)   $    (42,276)
-----------------------------------------------------------------------
Cash flows from financing activities:
 Net change in demand deposits,
  savings, and money market accounts.......     616,883         222,312
 Net change in time deposits...............     (18,535)         69,813
 Net change in short-term borrowings.......      77,451         (56,753)
 Net change in capital securities of
  subsidiary...............................      73,284              --
 Retirement of long-term borrowings........         (19)           (657)
 Proceeds from exercise of employee
  stock options............................         676           1,489
 Other.....................................         (18)            (18)
-----------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                              $   749,722    $    236,186
-----------------------------------------------------------------------
   NET CHANGE IN CASH AND DUE FROM BANKS    $    91,193    $    166,894
-----------------------------------------------------------------------
   CASH AND DUE FROM BANKS, BEGINNING
    OF YEAR                                 $   325,014    $    242,018
-----------------------------------------------------------------------
   CASH AND DUE FROM BANKS, END OF
    PERIOD                                  $   416,207    $    408,912
-----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

          At June 30, 1997, the Company owned 9,261,106 shares, or 23.9% of the common stock of ICII. At December 31, 1996, the Company owned 9,396,106 shares, or 24.5% of the common stock of ICII. The Company does not exercise significant control over the operations of ICII and as such the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

          NOTE (3) STATEMENT OF CASH FLOWS
          The following information supplements the statement of cash flows.


--------------------------------------------------------------
June 30, (In Thousands)                      1997       1996
--------------------------------------------------------------

Interest paid............................   $37,992    $33,423
Taxes refunded...........................       424        244
Taxes paid...............................     8,791     10,240
Significant noncash transactions:
 Loans transferred to real estate owned..     1,482        544
 Donation of Imperial Credit
  Industries, Inc. common stock..........     3,362      4,576
--------------------------------------------------------------

          NOTE (4) CAPITAL SECURITIES

          On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75 million of 9.98% capital securities at a 2% discount, which represent preferred undivided beneficial interests in the assets of the Trust. On July 24, 1997 the Trust exchanged the privately placed capital securities for an equal amount of 9.98% capital securities with the same characteristics as the privately placed capital securities that was registered under the Securities Act of 1933, as amended (the "Capital Securities"). The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities," and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures are the sole assets of the Trust and will mature on December 31, 2026. The Company guarantees all obligations of the Trust.
--------------------------------------------------------------------------------

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


                                                                         Three months ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                 1997                                   1996
--------------------------------------------------------------------------------------------------------------------------
                                                                Interest                               Interest
                                                   Average       Income/    Average      Average       Income/     Average
(In Thousands)                                     Balance       Expense     Rate %      Balance       Expense      Rate %
--------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans(1)......................................  $2,258,437      $55,494       9.8%     $1,783,815      $42,385/(2)/  9.5%
 Trading account securities....................      16,422          263       6.4          27,454          416       6.1
 Securities available for sale.................     514,046        7,793       6.1         356,493        5,289       5.9
 Securities held to maturity...................       4,163           73       7.0           4,365           77       7.1
 Federal funds sold and securities purchased
  under resale agreements......................     335,566        4,651       5.5         153,223        2,004       5.2
 Loans held for sale...........................       8,769          221      10.1           5,970          155       10.4
--------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                 $3,137,403      $68,495       8.7%     $2,331,320      $50,326       8.6%
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses......................     (39,404)                               (39,438)
Cash...........................................     257,053                                254,896
Other assets...................................     174,239                                127,398
                                                 ----------                             ----------
 Total assets..................................  $3,529,291                             $2,674,176
                                                 ----------                             ----------
Interest-bearing liabilities:
 Savings.......................................  $   21,292      $   133       2.5%     $   17,708      $   109       2.5%
 Money market..................................     680,841        5,402       3.2         458,514        3,494       3.0
 Time - under $100,000.........................     169,356        2,454       5.8         219,968        3,061       5.6
 Time - $100,000 and over......................     746,400       10,176       5.5         605,795        8,083       5.3
--------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits               $1,617,889      $18,165       4.5%     $1,301,985      $14,747       4.5%
--------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings.........................      88,564        1,180       5.3          48,920          599       4.9
 Long-term borrowings..........................      60,008        1,311       8.7           5,490           91       6.6
--------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities            $1,766,461      $20,656       4.7%     $1,356,395      $15,437       4.6%
--------------------------------------------------------------------------------------------------------------------------
Demand deposits................................   1,383,614                              1,023,150
Other liabilities..............................      72,616                                 40,629
Stockholders' equity...........................     306,600                                254,002
                                                 ----------                             ----------
 Total liabilities and stockholders' equity....  $3,529,291                             $2,674,176
                                                 ----------                             ----------
Net interest income/net interest margin........                  $47,839       6.1%                     $34,889       6.0%
                                                                 ------------------                     ------------------
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                          Six months ended June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                  1997                                   1996
--------------------------------------------------------------------------------------------------------------------------
                                                                Interest                               Interest
                                                   Average       Income/    Average      Average       Income/     Average
(In Thousands)                                     Balance       Expense     Rate %      Balance       Expense      Rate %
--------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans(1)......................................  $2,194,731      $104,663       9.5%     $1,754,963     $82,705/(2)/  9.4%
 Trading account securities....................      27,674           881       6.4          31,821       1,047       6.6
 Securities available for sale.................     483,629        14,301       5.9         326,210      10,079       6.2
 Securities held to maturity...................       4,176           146       7.0           4,369         154       7.0
 Federal funds sold and securities purchased
  under resale agreements......................     252,015         6,893       5.5         157,847       4,204       5.3
 Loans held for sale...........................       6,824           344      10.1           4,495         227      10.1
--------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                 $2,969,049      $127,228       8.6%     $2,279,705     $98,416       8.6%
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses......................     (38,232)                                (39,324)
Cash...........................................     265,092                                 241,347
Other assets...................................     168,916                                 125,799
                                                 ----------                              ----------
 Total assets..................................  $3,364,825                              $2,607,527
                                                 ----------                              ----------
Interest-bearing liabilities:
 Savings.......................................  $   19,462      $    241       2.5%     $   18,787     $   232       2.5%
 Money market..................................     638,067         9,857       3.1         446,507       6,646       3.0
 Time - under $100,000.........................     172,026         4,918       5.7         230,162       6,580       5.7
 Time - $100,000 and over......................     758,221        20,504       5.4         601,201      16,342       5.4
--------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits               $1,587,776      $ 35,520       4.5%     $1,296,657     $29,800       4.6%
--------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings.........................      88,550         2,318       5.2          52,619       1,317       5.0
 Long-term borrowings..........................      32,383         1,390       8.6           5,698         189       6.6
--------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities            $1,708,709      $ 39,228       4.6%     $1,354,974     $31,306       4.6%
--------------------------------------------------------------------------------------------------------------------------
Demand deposits................................   1,288,609                                 974,569
Other liabilities..............................      68,277                                  34,848
Stockholders' equity...........................     299,230                                 243,136
                                                 ----------                              ----------
 Total liabilities and stockholders' equity....  $3,364,825                              $2,607,527
                                                 ----------                              ----------
Net interest income/net interest margin........                  $ 88,000       5.9%                    $67,110       5.9%
                                                                 -------------------                    ------------------
--------------------------------------------------------------------------------------------------------------------------

(1) Includes nonaccrual loans.

(2) Includes net loan fees of $7.3 million and $4.4 million for the six months ended June 30, 1997 and 1996, respectively, and $4.3 million and $2.4 million for the three months ended June 30, 1997 and 1996, respectively.

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


------------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------------------

                                                1997 OVER 1996                                      1997 OVER 1996
(IN THOUSANDS)                    VOLUME       RATE      RATE/VOLUME      TOTAL        VOLUME      RATE     RATE/VOLUME      TOTAL
------------------------------------------------------------------------------------------------------------------------------------


Increase/(decrease) in:
 Loans, net of unearned
  income and deferred loan
  fees.......................      11,275       1,449            385       13,109       20,725       986            247      21,958
 Trading account securities..        (167)         24            (10)        (153)        (136)      (34)             4        (166)

 Securities available for
  sale.......................       2,337         115             52        2,504        4,864      (433)          (209)      4,222
 Securities held to maturity.          (4)         --             --           (4)          (7)       (1)            --          (8)

 Federal funds sold and
  securities purchased under
  resale agreements..........       2,385         120            142        2,647        2,508       113             68       2,689
 Loans held for sale.........          73          (4)            (3)          66          117        --             --         117
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST INCOME        $15,899      $1,704          $ 566      $18,169     $ 28,071    $  631         $  110    $ 28,812
------------------------------------------------------------------------------------------------------------------------------------


 Savings.....................         (41)          1             63           23            9        --             --           9
 Money market................       1,694         144             70        1,908        2,851       252            108       3,211
 Time - under $100,000.......        (704)        127            (29)        (606)      (1,662)       --             --      (1,662)

 Time - $100,000 and over....       1,876         176             41        2,093        4,268       (84)           (22)      4,162
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL DEPOSITS                 $ 2,825      $  448          $ 145      $ 3,418     $  5,466    $  168         $   86    $  5,720
------------------------------------------------------------------------------------------------------------------------------------


 Short-term borrowings.......         485          53             43          581          899        60             42       1,001
 Long-term borrowings........         904          29            287        1,220          885        56            260       1,201
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST EXPENSE         $ 4,214      $  530          $ 475      $ 5,219     $  7,250    $  284         $  388    $  7,922
------------------------------------------------------------------------------------------------------------------------------------

   CHANGES IN NET INTEREST
    INCOME                        $11,685      $1,174          $  91      $12,950     $ 20,821    $  347           (278)   $ 20,890
------------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

   TABLE 3 - SECURITIES

          (a) SECURITIES HELD TO MATURITY

          The following is a summary for the major categories of securities held to maturity.

-------------------------------------------------------------------------------------------
                                                            GROSS        GROSS
   (IN THOUSANDS)                          AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                                COST        GAINS       LOSSES        VALUE
-------------------------------------------------------------------------------------------
June 30, 1997
 Industrial development bonds...........    $  4,145       $   --       $   --     $  4,145
-------------------------------------------------------------------------------------------
 TOTAL                                      $  4,145       $   --       $   --     $     --
-------------------------------------------------------------------------------------------

December 31, 1996
 Industrial development bonds...........    $  4,193       $   --       $   --     $  4,193
-------------------------------------------------------------------------------------------
 TOTAL                                      $  4,193       $   --       $   --     $  4,193
-------------------------------------------------------------------------------------------
          (b) SECURITIES AVAILABLE FOR SALE

          The following is a summary for the major categories of securities available for sale.
-------------------------------------------------------------------------------------------
                                                            GROSS        GROSS
   (IN THOUSANDS)                          AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                                COST        GAINS       LOSSES        VALUE
-------------------------------------------------------------------------------------------

June 30, 1997
 U.S. Treasury and federal agencies.....    $569,863       $3,504         $(59)    $573,308
 Mutual funds...........................      80,282           --           --       80,282
 Other securities.......................       8,570          208         (278)       8,500
-------------------------------------------------------------------------------------------
 TOTAL                                      $658,715       $3,712         (337)    $662,090
-------------------------------------------------------------------------------------------

December 31, 1996
 U.S. Treasury and federal agencies.....    $385,903       $1,772         $ (8)    $387,667
 Mutual funds...........................      31,095           --           --       31,095
 Other securities.......................       7,412          226          (64)       7,574
-------------------------------------------------------------------------------------------
 TOTAL                                      $424,410       $1,998         $(72)    $426,336
-------------------------------------------------------------------------------------------

          Gross realized gains and losses for the three months ended June 30, 1997, were $124,000 and $1,000, respectively. For the same period of 1996, these amounts were $39,000 and $26,000, respectively. For the six months ended June 30, 1997, gross realized gains and losses were $419,000 and $62,000, respectively, as compared to $272,000 and $30,000, respectively, for the same period of 1996.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------


TABLE 4 - FINANCIAL RATIOS



-------------------------------------------------------------------------------------------------------
                                                   Three months ended               Six months ended
                                                         June 30,                        June 30,
                                                      1997       1996                1997       1996
-------------------------------------------------------------------------------------------------------
Net income as a percentage of: (1)
 Average stockholders' equity                           14.30%     45.12%              12.64%     29.16%
 Average total assets                                    1.24       4.29                1.12       2.72
 Average earning assets                                  1.40       4.92                1.27       3.11
Core net income as a percentage of: (1)
 Average stockholders' equity                            14.47%    13.91%              12.78%     12.76%
 Average total assets                                    1.26       1.32                1.14       1.19
 Average earning assets                                  1.41       1.52                1.29       1.36
Average stockholders' equity as a
 percentage of:
 Average assets                                          8.69%      9.50%               8.89%      9.32%
 Average loans                                          13.58      14.24               13.63      13.85
 Average deposits                                       10.21      10.92               10.40      10.71
Stockholders' equity at period end as a
 percentage of:
 Total assets at period end                                --         --                7.52%      8.61%
 Total loans at period end                                 --         --               13.20      14.33
 Total deposits at period end                              --         --                8.77       9.98

--------------------------------------------------------------------------------
/1/ Annualized

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
EXHIBITS
PART I

   COMPUTATION OF EARNINGS PER SHARE

          Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

          During the periods ended June 30, 1997 and 1996, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.


 Three months ended June 30,                   Six months ended June 30,
-------------------------------------------------------------------------------------
    1997               1996/(1)/                1997                  1996/(1)/
------------      ------------------     ----------------     -----------------------
 27,116,997           25,973,544             26,965,405              25,847,003

/(1)/ Adjusted for a three-for-two stock split distributed in the third quarter of 1996 and a 10% stock dividend paid in the first quarter of 1997.

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

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

      ITEM 5.  OTHER INFORMATION

               No events have transpired which would make response to this item appropriate.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS INDEX



                    Exhibit Number           Description
                    --------------           -----------
                          27                 Financial Data Schedule

                   All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted. ____________________________

               (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the period, and no events have occurred which would require one to be filed.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMPERIAL BANCORP

          Dated:   August 14, 1997        By:  Christine M. McCarthy
                                               ----------------------------
                                               Christine M. McCarthy
                                               Executive Vice President and
                                               Chief Financial Officer


--------------------------------------------------------------------------------