Form 10-Q
period 1997-09-30
IMPERIAL BANCORP
filed 1997-11-14
CIK 49899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

COMMON STOCK:     Number of Shares of Common Stock outstanding as of September
                  30, 1997: 25,966,307 shares.

DEBT SECURITIES:  Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                  1999. As of September 30, 1997, $2,219,000 in principal amount of such Notes and $1,038,000 in principal amount of such Debentures were outstanding.

The Registrant has filed all reports required to be filed by Section 13 or 15(d)
 of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

          Except for the historical information contained herein, the following discussion includes forward-looking information that involves risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements.

FINANCIAL REVIEW

          The following discussion presents information about the results of operations, financial condition, liquidity and capital resources of Imperial Bancorp ("the Company") for the three months and nine months ended September 30 1997. This information should be read in conjunction with the Company's 1996 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

   PERFORMANCE SUMMARY

          Net income for the third quarter of 1997 increased to $14.9 million, or $0.54 per share, from $8.7 million, or $0.33 per share, for the third quarter of 1996. The annualized return on average total assets increased to 1.58% for the three months ended September 30, 1997, from 1.20% for the same period of the prior year. Return on average shareholders' equity increased to 18.53% for the third quarter of 1997 compared to 12.81% for the third quarter of 1996.

          Net income for the nine months ended September 30, 1997, was $33.8 million, or $1.26 per share, compared to $44.1 million, or $1.70 per share, for the nine months ended September 30, 1996. The annualized return on average assets and return on average shareholders' equity for the first nine months of 1997 were 1.29% and 14.69%, respectively, compared to 2.17% and 23.31%, respectively, for the first nine months of 1996. Year-to-date net income for 1997 and 1996 includes pre-tax gains of $2.4 million and $36.4 million, respectively, realized from the sale of a portion of the Company's investment in Imperial Credit Industries, Inc. ("ICII") (NASDAQ-NMS-ICII). Year-to-date income for 1996 includes $8.6 million derived from ICII's gain associated with its June 1996 public offering and sale of stock in its subsidiary, Southern Pacific Funding Corporation (NYSE-SFC). Net income for 1996 also includes a $5.6 million after-tax loss related to the Company's discontinued precious metals business.

          Net income excluding gains on the sale of stock and the income or loss associated with discontinued operations ("core net income") increased 42% for the nine months ended September 30, 1997, to $32.6 million, or $1.21 per share, from $23.0 million, or $0.89 per share, for the prior year. From its core operations, the Company's annualized return on average total assets approximated 1.24% for the nine months ended September 30, 1997, and 1.13% for the comparable period for 1996. The annualized core return on average shareholders' equity for the first nine months of 1997 and 1996 was 14.17% and 12.15%, respectively.

          Earnings per share calculations have been adjusted for a three-for-two stock split paid on October 18, 1996, to shareholders of record on October 11, 1996, and for a 10% stock dividend paid to shareholders' of record on February 17, 1997.

          The increase in core earnings for the third quarter and first nine months of 1997 was largely attributable to the growth in loans. Average loan balances increased 33% for the third quarter of 1997 over the third quarter of 1996. Given current economic conditions, loan growth is expected to remain strong. September 1997 year-to-date average loan balances increased 28% over the prior year. Loan growth and an increasing net interest margin contributed substantially to the 49% increase in net interest income for the third quarter of 1997, and to the 37% increase in net interest income for the first nine months of 1997 over the comparable periods of 1996. The Company's net interest margin increased to 6.41% for the third quarter of 1997 from 5.63% for the third quarter of 1996.

          The provision for loan losses for the third quarter of 1997 was $7.1 million compared to $3.8 million for the third quarter of 1996. For the first nine months of 1997, the provision for loan losses totaled $14.8 million compared to $9.8 million for the first nine months of 1996. The increase in the provision is due to the $462.6 million growth in the Company's loan portfolio since December 31, 1996. The ratio of the allowance for loan losses to outstanding loans was 1.86%, 1.75% and 2.09% at September 30, 1997, December 31, 1996, and
          September 30, 1996, respectively.

          Noninterest income for the quarter ended September 30, 1997, totaled $19.0 million, an increase of 51% over the $12.6 million reported for the third quarter of 1996. Noninterest income for the nine months ended September 30, 1997, decreased to $51.1 million from $84.5 million for the prior year. Excluding non-core income, noninterest income grew 23% for the first nine months of 1997 over the same period of 1996. The increase in core noninterest income for both the current quarter and year to date is primarily due to gains on the excercise and sale of stock warrants, gains on the sale of ICII stock and to growth in international services income.

          Noninterest expense increased to $41.9 million for the quarter ended September 30, 1997, from $30.5 million for the third quarter of 1996. Noninterest expense for the nine months ended September 30, 1997, totaled $122.4 million compared to $93.7 million for the same period of 1996. The increase in noninterest expense occurred primarily in salary and employee benefits, customer services expense and other expenses. The increase in salary and employee benefits expense is due to an increase in personnel to support the Company's growth. The increase in customer services expense can be attributed to the growth in deposit balances generated by the Financial Services Group, that focuses on the real estate services industry. The increase in other expenses relates to costs to support the Company's growth.

          Total assets at September 30, 1997, were $4.5 billion, an increase of 35% from total assets of $3.4 billion reported at December 31, 1996, and a 38% increase over total assets of $3.3 billion reported at September 30, 1996. Total loans at September 30, 1997, were $2.5 billion, a 22% increase from $2.1 billion at December 31, 1996, and a 33% increase over $1.9 billion at September 30, 1996. The growth in the loan portfolio occurred primarily in commercial loans.

          Total deposits at September 30, 1997, were $3.9 billion, an increase of 33% over total deposits of $3.0 billion at December 31, 1996, and a 40% increase over total deposits of $2.8 billion at September 30, 1996. Noninterest-bearing demand deposits increased to $2.3 billion at September 30, 1997, from $1.5 billion at December 31, 1996, and $1.3 billion at September 30, 1996. Noninterest-bearing demand deposits represented 57% of total deposits at September 30, 1997.

          Credit quality remains strong and continues to show improvement over the prior year. Net charge-offs for the third quarter and first nine months of 1997 were $2.8 million and $4.0 million, respectively, compared to $2.8 million and $7.7 million, respectively, for the comparable periods of 1996. Additionally, nonaccrual loans decreased to $9.2 million at September 30, 1997, from $20.4 million at December 31, 1996, and $22.3 million at September 30, 1996. Restructured loans decreased to $25.5 million at September 30, 1997, from $28.7 million at December 31, 1996, and $44.8 million at September 30, 1996. All restructured loans were performing in accordance with their modified terms at September 30, 1997. The balance of real estate owned and other assets, net ("OREO") was $2.5 million at September 30, 1997, $2.1 million at December 31, 1996, and $2.7 million at September 30, 1996. No OREO properties were sold during the third quarter of 1997.

          Imperial Bancorp is classified as "Well Capitalized" with leverage, Tier I and total capital ratios at September 30, 1997, of 10.63%, 11.38% and 12.72%, respectively, compared to 9.30%, 10.51% and 11.80%, respectively, at September 30, 1996.



   SPIN-OFF

          On February 20, 1997, the Company's Board of Directors approved a plan to spin off to stockholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets will be transferred to Imperial Financial Group, Inc. ("IFG"), a newly formed Delaware corporation and currently a wholly-owned subsidiary of Imperial Bank.

          Imperial Bank ("the Bank") will contribute to IFG (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of the Bank that specializes in motion picture and television finance;
          (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers a wide range of trust and investment management services; (iii) all of the common stock of a newly formed thrift and loan company that will hold the assets and liabilities relating to the Bank's Small Business Administration lending group ("SBA"), a division of the Bank that provides loans to small businesses, a portion of which is guaranteed as to repayment by the U.S. Government; and (iv) the common stock owned by the Bank (representing approximately 23.5% of all outstanding common stock as of September 30, 1997) in ICII, a publicly traded, diversified specialty finance company. In conjunction with the spin off, the Company will retain certain mortgage loans and IFG will assume the Company's obligation under certain consulting agreements.

          The spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service to the effect that the transaction will not be taxable to the Company's stockholders or the Company or the Bank as well as any necessary approval from the Company's regulators. It is anticipated that the separation will occur in late 1997 or early 1998.

          Total assets of the entities comprising IFG approximated $210.0 million at September 30, 1997. Revenues of IFG, including interest income and noninterest income would have approximated $31.5 million for the nine months ended September 30, 1997. The contribution agreement calls for the Company to distribute net assets approximating the Company's net investment in ICII plus $15 million ($53.9 million at September 30, 1997).

   CAPITAL SECURITIES

          On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities," and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

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

          The Company used $30.0 million of the net proceeds from the sale of the Junior Subordinated Debentures to make an additional investment in the Bank. The remainder of the proceeds will be used for general corporate purposes or may be used for additional capital contributions to the Bank or to pursue acquisition opportunities. The Capital Securities qualify as Tier I Capital under the capital guidelines of the Federal Reserve.

   EARNINGS PERFORMANCE

          NET INTEREST INCOME: The Company derives a significant amount of its earnings from net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $53.8 million for the three months ended September 30, 1997, from $36.1 million for the prior year. The increase in net interest income was driven by the growth in loans and by an increase in the overall yield on earning assets to 8.85% for the current quarter from 8.50% for the third quarter of 1996. Net interest income increased to $141.8 million for the nine months ended September 30, 1997, from $103.2 million for the same period of 1996. The impact of loan growth on net interest income for the current quarter and year to date is illustrated in Table 2-Analysis of Changes in Net Interest Income on page 23 of this Form 10-Q.

-----------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
(IN THOUSANDS)                                                    1997         1996                1997         1996
-----------------------------------------------------------------------------------------------------------------------
Interest income.....................................              $74,372     $54,513             $201,601     $152,929
Interest expense....................................               20,528      18,429               59,756       49,735
-----------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                            $53,844     $36,084             $141,845     $103,194
-----------------------------------------------------------------------------------------------------------------------
Net interest margin                                                  6.41%       5.63%                6.10%        5.78%
-----------------------------------------------------------------------------------------------------------------------

          The Company's net interest margin increased to 6.41% for the third quarter of 1997 from 5.63% for the third quarter of 1996. While loan rates remained relatively stable during the quarter, the net interest margin was favorably impacted by strong growth in loan fees and by a decrease of approximately 38 basis points in the Company's cost of interest-bearing deposits for the third quarter of 1997 compared to the third quarter of 1996. The reduction in the cost of interest-bearing deposits can be largely attributed to a change in the Company's deposit mix. Lower-yielding money market accounts comprised 53% of average interest-bearing deposits for the third quarter of 1997 compared to 34% for the third quarter of 1996. The increase in money market deposits is primarily due to the purchase of bankruptcy deposits from Comerica Bank in June 1997. Time certificates of deposit decreased to 46% of average interest-bearing deposits for the third quarter of 1997 from 65% for the third quarter of 1996. A $558.4 million increase in the average balance of noninterest-bearing demand deposits for the third quarter of 1997 compared to the prior year also contributed to the improved net interest margin. The net interest margin for the nine months ended September 30, 1997, was 6.10% compared to 5.78% for the same period of the prior year. Additional information concerning interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three months and nine months ended September 30, 1997, is provided in Table 1-Average Balances, Yields and Rates Paid on page 22 of this Form 10-Q.

          In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's Financial Services Group depositors are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $13.2 million and $8.3 million, respectively, for the nine months ended September 30, 1997 and 1996. The net interest margin for the nine months ended September 30, 1997 and 1996, would have been 5.53% and 5.32%, respectively.

          NONINTEREST INCOME: Noninterest income increased to $19.0 million for the three months ended September 30, 1997 from $12.6 million for the third quarter of 1996. The table below provides the major components of noninterest income for the periods indicated.

---------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
(IN THOUSANDS)                                                      1997       1996                 1997       1996
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts..................              $ 1,313    $ 1,123              $ 4,030    $ 3,617
Trust fees...........................................                2,125      2,197                5,842      6,468
Gain on origination and sale of loans................                  961        576                2,979      2,249
Equity in net earnings of Imperial Credit
 Industries, Inc.....................................                3,356      3,045                8,362     16,556
Gain on sale of Imperial Credit Industries, Inc.
 common stock........................................                2,429          -                2,429     36,411
Other service charges and fees.......................                2,686      1,768                7,639      3,571
Merchant and credit card fees........................                  956        728                2,453      1,764
Gain on exercise and sale of stock warrants..........                1,084        661                3,627      1,529
Gain (loss) on securities available for sale.........                    2        (13)                 359        229
International fees...................................                2,110      1,350                5,708      3,544
Gain on trading account securities...................                1,139        581                3,387      2,387
Appreciation of donated Imperial Credit Industries,
 Inc. common stock...................................                    -        109                2,816      3,614
Other income.........................................                  885        461                1,503      2,578
---------------------------------------------------------------------------------------------------------------------
Total                                                              $19,046    $12,586              $51,134    $84,517
---------------------------------------------------------------------------------------------------------------------

          Noninterest income for the third quarter of 1997 includes a $2.4 million gain on the sale of ICII shares. This gain is offset by consulting expense recorded in conjunction with a settlement of a consulting agreement between the Bank and a senior executive. Under the consulting agreement, the Bank was obligated to pay commissions to the executive upon the sale of ICII shares. The Company owned 9.1 million shares of ICII stock at September 30, 1997, representing a 23.5% ownership interest. Reference can be made to Note 18-Imperial Credit Industries, Inc. of the Company's 1996 consolidated financial statements for additional discussion. Other service charges and fees increased to $2.7 million for the three months ended September 30, 1997, from $1.8 million for the prior year. The increase is largely due to item processing fees. Gains on the exercise and sale of stock warrants increased to $1.1 million for the third quarter of 1997 from $661,000 for the third quarter of 1996. On a year-to-date basis, gains on the excercise and sale of stock warrants increased to $3.6 million from $1.5 million for the prior year. The Bank receives stock warrants in conjunction with certain lending transactions made primarily by its Emerging Growth Industries Group. The strength of the stock market has led to the increase in gains realized on the excercise and sale of warrants. International services income increased to $2.1 million for the third quarter of 1997 from $1.4 million for the prior year. The increase is primarily due to growth in international trade finance activity. Gains on trading account securities increased to $1.1 million for the third quarter of 1997 from $581,000 for the third quarter of 1996 due to increases in the gains generated by the Company's wholly-owned broker-dealer subsidiary, Imperial Securities Corp, and by the Company's foreign exchange trading unit.

          Noninterest income was $51.1 million for the first nine months of 1997 compared to $84.5 million for the first nine months of 1996. Year-to-date noninterest income for 1996 included gains on the sale of ICII stock and other non-core transactions as discussed below. Core noninterest income for the nine months ended September 30, 1997, increased to $48.7 million from $39.5 million for the prior year. The increase in core noninterest income for the nine months ended September 30, 1997, is primarily due to growth in international fee income, gains on the exercise and sale of stock warrants and to an increase in gains on trading securities. These noninterest income categories increased $2.2 million, $2.1 million and $1.0 million, respectively, over the prior year. In addition, income related to the origination and sale of SBA loans increased by $730,000 and merchant fees increased $689,000 over the comparable period of 1996.

          Noninterest income for the nine months ended September 30, 1996, was significantly impacted by gains realized from the sale of a portion of the Company's investment in ICII. In April 1996, the Company sold 1.5 million shares of ICII as part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 563,000 shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. The Company recorded an additional $10.8 million pre-tax gain to adjust the book value of its remaining investment in ICII based on ICII's book value on the date of the sale. At September 30, 1996, the Company owned approximately 9.4 million shares of ICII representing a 24.8% ownership interest. The total gains of $36.4 million related to these transactions are reflected in the Consolidated Statement of Income as "Gain on sale of Imperial Credit Industries, Inc. common stock."

          In addition, the Company realized a significant increase in equity in the net earnings of ICII for the second quarter of 1996. In June 1996, ICII sold approximately 2.0 million shares of its subsidiary Southern Pacific Funding Corporation (NYSE-SFC) in connection with SFC's initial public offering of 5.0 million shares. ICII's sale of its SFC stock resulted in a pre-tax gain to ICII of $62.0 million. The Company's net equity in the gain realized by ICII approximated $8.6 million pre-tax and is included in the consolidated Statement of Income as "Equity in the net earnings of Imperial Credit Industries, Inc."

          NONINTEREST EXPENSE: Noninterest expense totaled $41.9 million for the quarter ended September 30, 1997, compared to $30.5 million for the prior year. The table below provides detail of noninterest expense by category for the periods indicated:

-----------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
(IN THOUSANDS)                                                    1997       1996               1997        1996
------------------------------------------------------------------------------------------------------------------
Salary and employee benefits.......................              $20,018    $15,367            $ 61,528    $45,291
Net occupancy expense..............................                2,267      2,356               6,788      6,821
Furniture and equipment............................                1,674      1,288               4,662      3,707
Data processing....................................                1,867      1,714               5,626      4,771
Customer services..................................                5,305      3,044              13,184      8,275
Net real estate and other assets owned.............                  681        321                 523      1,269
Professional and legal fees........................                2,643      1,505               6,939      4,957
Business development...............................                1,205      1,030               3,856      2,759
Charitable donations...............................                   37        195               3,764      4,863
Other expense......................................                6,189      3,700              15,523     10,957
------------------------------------------------------------------------------------------------------------------
Total                                                            $41,886    $30,520            $122,393    $93,670
------------------------------------------------------------------------------------------------------------------

          The increase in noninterest expense for the three months ended September 30, 1997 occurred primarily in salary and employee benefits, customer services, professional fees, organization costs associated with the pending spin off of IFG and legal. Salary and employee benefits expense increased $4.7 million for the third quarter of 1997 compared to the third quarter of 1996. On a year-to-date basis, salary and employee benefits expense increased $16.2 million over the prior year. The increase in salary expense is primarily due to an increase in personnel to support the Company's growth. The number of full-time equivalent staff increased to 934 at September 30, 1997, from 767 at September 30, 1996. A new loan production office was opened in Bellevue, Washington during the second quarter of 1997, and Imperial Bank Arizona was established in August 1997. Another factor impacting salary and employee benefits expense was an increase in incentive compensation tied to the Company's performance.

          Customer services expense increased to $5.3 million for the third quarter of 1997 from $3.0 million for the prior year. The Company pays certain accounting and courier expenses on behalf of its Financial Services depositors. The increase in customer services expense is directly related to the growth in Financial Services Group demand deposits. The average balance of these demand deposits increased approximately $390.0 million for the three months ended September 30, 1997, and $260.6 million for the nine months ended September 30, 1997, compared to the comparable periods for 1996.

          Professional expense increased $2.1 million for the third quarter of 1997 compared to the prior year. The increase is primarily due to a $2.4 million charge pertaining to the settlement of a consulting agreement. See - "Noninterest Income." The increase in professional expense for the third quarter of 1997 was partially offset by a reduction in legal fees compared to the prior year.

          The increase in other noninterest expense for the third quarter of 1997 to $6.2 million from $3.7 million for the third quarter of 1996 is primarily due the following: a lawsuit settlement accrual of approximately $1.8 million; costs associated with the upcoming spin off of IFG of $342,000; and a $275,000 increase in postage primarily related to item processing services. For the nine months ended September 30, 1997, other noninterest expense increased to $15.5 million from $11.0 million for the prior year. On a year-to-date basis, costs associated with the spin off were $1.7 million and postage increased approximately $696,000 over the same period of the prior year.

          INCOME TAXES: The Company recorded income tax expense of $9.8 million and $6.0 million, respectively, for the quarters ended September 30, 1997 and 1996. For the nine months ended September 30, 1997 and 1996, income tax expense was $22.5 million and $34.5 million, respectively. The Company's effective tax rates approximated 42.05% and 42.35%, respectively, for 1997 and 1996.

          DISCONTINUED OPERATION: In the second quarter of 1996, management made the decision to discontinue the precious metals business which had been engaged in the trading and leasing of precious metals and in making loans secured by precious metals. The decision to exit this line of business was made due to operational losses for which the Company provided approximately $9.8 million, net of tax, for the year ended December 31, 1996. During the third quarter of 1997, the Company recovered $1.2 million pre-tax related to the precious metals business. The Company anticipates receiving additional recoveries relating to precious metals inventories previously written off, although not in substantial amounts. For the nine months ended September 30, 1997, the Company reported net income from discontinued operations of $479,000 compared to a loss of $5.6 million for the prior year.

   LOANS

          The following table provides a summary of loans by category for the periods indicated:


-----------------------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 1997             DECEMBER 30, 1996              SEPTEMBER 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                BALANCE      PERCENT          BALANCE       PERCENT          BALANCE        PERCENT
Commercial                                    $2,093,711      82.90%         $1,594,602      77.29%         $1,427,381      75.39%
Loans secured by real estate:
 Real estate term loans...................       256,130      10.14             361,426      17.52             370,618      19.57
 Interim construction loans...............       151,914       6.01              86,416       4.19              76,395       4.03
 Consumer loans...........................        23,874       0.95              20,604       1.00              19,072       1.01
-----------------------------------------------------------------------------------------------------------------------------------
Gross loans...............................     2,525,629     100.00%          2,063,048     100.00%          1,893,466     100.00%
Less allowance for loan losses............       (46,871)                       (36,051)                       (39,540)
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS..............................    $2,478,758                     $2,026,997                     $1,853,926
-----------------------------------------------------------------------------------------------------------------------------------

          The primary factors contributing to the growth in commercial loans over the twelve month period ended September 30, 1997, are as follows: the Company's expansion into new geographic locations through the opening of new loan production offices in Texas and Massachusetts during the second quarter of 1996 and Washington during the fourth quarter of 1996; the opening of a full-service bank in Arizona; growth in lending to entertainment and emerging growth companies; and the improving California economy. Growth in the Company's interim construction loan portfolio has occurred in the affordable housing segment of the market.

   ASSET QUALITY

          NONACCRUAL LOANS, RESTRUCTURED LOANS AND REAL ESTATE OWNED: Nonaccrual loans, which includes loans 90 days or more past due, decreased to $9.2 million at September 30, 1997, from $20.4 million at December 31, 1996, and $22.3 million at September 30, 1996. The decrease in nonaccrual loans from year end 1996 was largely due to the sale of a $5.7 million real estate loan, gross charge-offs totaling approximately $6.1 million and payoffs. Loans totaling approximately $5.0 million were placed on nonaccrual status during the nine months ended September 30, 1997. Consistent with prior reporting periods, there were no loans past due 90 days or more that were still accruing interest. When a loan reaches nonaccrual status, any interest accrued but uncollected is reversed and charged against current income.

          Restructured loans, loans that have had their original terms modified, totaled $25.5 million, $28.7 million and $44.8 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. The decrease in restructured loans from the third quarter of 1996 is primarily due to a $13.9 million loan that has performed in accordance with its modified terms for over a year and is therefore no longer classified as restructured at September 30, 1997. In addition, a $2.5 million loan classified as restructured at September 30, 1996, paid off during the first quarter of 1997.

          Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO net of valuation allowances totaled $2.5 million, $2.1 million and $2.7 million at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. For the nine months ended September 30, 1997, additions to real estate and other assets owned totaled $864,000. Disposals of real estate owned for the same period totaled $923,000. The increase in gross OREO from year-end 1996 occurred when the Company took title to the distribution rights for a film that had been pledged as collateral on a loan that went into default. The value of the film rights was subsequently written down by $500,000. The net $256,000 increase in the valuation allowance from December 31, 1996, is primarily due to a $350,000 increase in the allowance related to one real estate property.

          Information regarding nonaccrual loans, restructured loans and real estate and other assets owned is presented below.

                                                                SEPT. 30,    JUNE 30,    MARCH 31,    DEC. 31,    SEPT. 30,
(IN THOUSANDS)                                                     1997        1997         1997        1996         1996
---------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial..................................................    $  6,250     $ 5,782      $ 8,515     $ 9,382      $11,782
 Real estate.................................................       2,685       2,136        8,479      10,760       10,526
 Consumer....................................................         301           -            -         248            -
---------------------------------------------------------------------------------------------------------------------------
   TOTAL NONACCRUAL LOANS                                        $  9,236     $ 7,918      $16,994     $20,390      $22,308
---------------------------------------------------------------------------------------------------------------------------
RESTRUCTURED LOANS                                               $ 25,549     $24,144      $25,395     $28,681      $44,764
---------------------------------------------------------------------------------------------------------------------------
Real estate and other assets owned:
 Real estate and other assets owned, gross...................    $  3,547     $ 3,817      $ 2,973     $ 2,895      $ 2,986
 Less valuation allowance....................................      (1,089)       (833)        (769)       (769)        (307)
---------------------------------------------------------------------------------------------------------------------------
   REAL ESTATE AND OTHER ASSETS OWNED, NET                       $  2,458     $ 2,984      $ 2,204     $ 2,126      $ 2,679
---------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                       $ 37,243     $35,046      $44,593     $51,197      $69,751
---------------------------------------------------------------------------------------------------------------------------

          All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must meet the following criteria: all payments must be current and the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: a below market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

-----------------------------------------------------------------------------------------------------------------------
      The following table contains information for loans deemed impaired:
-----------------------------------------------------------------------------------------------------------------------
                                                                                       NET
                                                                                    CARRYING      SPECIFIC        NET
(IN THOUSANDS)                                                                        VALUE      ALLOWANCE      BALANCE
------------------------------------------------------------------------------------------------------------------------
September 30, 1997
 Loans with specific allowances..................................................    $ 90,350    $ (12,080)     $ 78,270
 Loans without specific allowances...............................................       3,679            -         3,679
------------------------------------------------------------------------------------------------------------------------
 TOTAL                                                                               $ 94,029    $ (12,080)     $ 81,949
------------------------------------------------------------------------------------------------------------------------
December 31, 1996
 Loans with specific allowances..................................................    $102,116    $ (14,993)     $ 87,123
 Loans without specific allowances...............................................      15,484            -        15,484
------------------------------------------------------------------------------------------------------------------------
 TOTAL                                                                               $117,600    $ (14,993)     $102,607
------------------------------------------------------------------------------------------------------------------------

          Impaired loans were classified as follows:

(IN THOUSANDS)                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                           1997            1996
-------------------------------------------------------------------------------------------------------------------

Current.............................................................................      $84,793          $ 97,210
Nonaccrual..........................................................................        9,236            20,390
-------------------------------------------------------------------------------------------------------------------
 TOTAL                                                                                    $94,029          $117,600
-------------------------------------------------------------------------------------------------------------------

          Loans classified as impaired totaled $94.0 million at September 30, 1997, compared to $117.6 million at December 31, 1996. The decrease in the balance of impaired loans can be attributed to the sale of a $5.7 million real estate loan, gross charge-offs of approximately $6.1 million and to payoffs totaling approximately $15.0 million. The reduction in impaired loans during 1997 was offset in part by the addition of $5.2 million of loans newly classified as impaired. The Company's average recorded investment in impaired loans for the nine months ended September 30, 1997, was $106.5 million. Interest income totaling approximately $7.4 million was collected on impaired loans during the nine months ended September 30, 1997.

          ALLOWANCE AND PROVISION FOR LOAN LOSSES: The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions (especially in California), loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at September 30, 1997, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

          At September 30, 1997, the allowance for loan losses equaled $46.9 million, or 1.86% of total loans, as compared to $36.1 million, or 1.75% of total loans, at December 31, 1996, and $39.5 million, or 2.09% of total loans, at September 30, 1996. The following table summarizes changes in the allowance for loan losses.

------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, (IN THOUSANDS)                                             1997           1996
------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                                                              $   36,051      $   37,402
------------------------------------------------------------------------------------------------------------------
Loans charged off:
 Commercial.........................................................................        (5,468)         (5,655)
 Real estate........................................................................        (1,115)         (3,438)
 Consumer...........................................................................            (4)            (19)
------------------------------------------------------------------------------------------------------------------
   TOTAL LOANS CHARGED OFF                                                              $   (6,587)     $   (9,112)
------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
 Commercial.........................................................................           960           1,371
 Real estate........................................................................         1,588              11
 Consumer...........................................................................            17              17
------------------------------------------------------------------------------------------------------------------
   TOTAL LOAN RECOVERIES                                                                $    2,565      $    1,399
------------------------------------------------------------------------------------------------------------------
Net loans charged off...............................................................        (4,022)         (7,713)
Provision for loan losses...........................................................        14,785           9,829
Provision for loan losses of discontinued operation.................................            57              22
------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                  $   46,871      $   39,540
------------------------------------------------------------------------------------------------------------------
LOANS OUTSTANDING, END OF PERIOD                                                        $2,525,629      $1,893,466
------------------------------------------------------------------------------------------------------------------
AVERAGE LOANS OUTSTANDING                                                               $2,290,275      $1,792,413
------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans(1)........................................          0.23%           0.57%
Ratio of allowance for loan losses to average loans.................................          2.05            2.21
Ratio of allowance for loan losses to loans outstanding at September 30.............          1.86            2.09
Ratio of allowance for loan losses to nonaccrual loans..............................           507             177
Ratio of provision for loan losses to net charge-offs...............................           368             127
------------------------------------------------------------------------------------------------------------------

          (1)  Annualized

          The provision for loan losses totaled $7.1 million and $14.8 million, respectively, for the quarter and nine months ended September 30, 1997, as compared to $3.8 million and $9.8 million, respectively, for the same periods of 1996. The increase in the provision for loan losses was related to the strong growth in the Company's loan portfolio. Net charge-offs totaled $2.8 million and $4.0 million, respectively, for the three and nine months ended September 30, 1997, as compared to $2.8 million and $7.7 million, respectively, in the same periods of 1996. As a percentage of average loans outstanding, annualized net charge-offs were 0.45% and 0.23%, respectively, for the three and nine months ended September 30, 1997, and 0.59% and 0.57% for the corresponding periods a year ago.

          Securities available for sale increased to $673.4 million at September 30, 1997, from $426.3 million at December 31, 1996. Federal funds sold and securities purchased under resale agreements increased to $680.7 million at September 30, 1997, from $357.0 million at December 30, 1996. The increase in these balances is a function of the growth in deposits. Noninterest-bearing demand deposits increased to $2.3 billion at September 30, 1997, from $1.5 billion at December 31, 1996. The growth in demand balances occurred primarily in real estate services deposits which increased $625.1 million from December 31, 1996. The remaining increase in demand balances is due to growth in commercial deposits. Money market deposits increased to $915.9 million at September 30, 1997, from $597.0 million at December 31, 1996. The increase is primarily due to the Company's purchase of $205.9 million of money market deposits from another financial institution in June 1997. Funds held by bankruptcy trustees comprise the balance of the purchased money market accounts.

          Short-term borrowings increased to $110.5 million at September 30, 1997, from $44.9 million at December 31, 1996. The increase is due to a $59.2 million increase in borrowed funds backed by Treasury, Tax and Loan ("T,T&L") balances, and to a $9.2 million increase in commercial paper. The increases in T,T&L and commercial paper were offset in part by a $2.7 million decrease in Federal funds purchased and reverse repurchase balances.

   ASSET/LIABILITY MANAGEMENT

          LIQUIDITY: Liquidity management involves the Company's ability to meet the cash flow requirements of its lending and deposit businesses. For the Company, as with most commercial banking institutions, this involves an ongoing process of managing the cash inflows and outflows associated with a commercial deposit base. The Company's ability to acquire new deposits at pricing levels consistent with management's targets is largely based upon its financial condition and capital base.

          The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available -for-sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20% and to limit gross loans to no more than 80% of deposits. At September 30, 1997, the Company's liquidity ratio was 38% and the loan to deposit ratio was 63%.

          The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long standing relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $1.6 billion for the quarter ended September 30, 1997 compared to $1.0 billion for the same period of 1996. At September 30, 1997, approximately 26% of average total deposits are from the real estate services industry. The Company's average demand deposits and average shareholders' equity funded approximately 50% and 45%, of average total assets for the quarters ended September 30, 1997, and 1996, respectively.

          These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available-for-sale portfolios, Federal funds sold and securities purchased under resale agreements. For the nine months ended September 30, 1997, the Company experienced a net cash outflow from its investing activities of approximately $1.0 billion. The net outflow from investing activities can be attributed to growth in the Company's loan portfolio, an outflow of $455.7 million, a net $244.3 million increase in available-for-sale securities and a $323.7 million increase in Federal funds sold. The outflow in investing activities was offset by the $1.1 billion net cash provided by the Company's financing activities. Net cash inflows from financing activities for the nine months ended September 30, 1997 included net increases in deposits totaling $986.2 million, and $73.3 million provided by the issuance of Capital Securities.

          INTEREST RATE SENSITIVITY MANAGEMENT: The primary objective of the asset/liability management process is to limit the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Company adopted policies, procedures, and guidelines that are used to manage the Company's asset/liability position in an attempt to limit interest rate risk exposure. This is accomplished by managing the Company's interest rate sensitive assets and liabilities as economic conditions change. The Company's Asset/Liability Management Committee ("ALCO") organizes strategies in conformity with its policies to achieve an appropriate level of interest rate sensitivity which in turn limits the volatility of net interest income and the net interest margin.

          Each month the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and the net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on and off-balance sheet position, any particular segment of the balance sheet, and overall profitability.

          Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At September 30, 1997, the Company maintained a positive one year gap of approximately $447 million; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At September 30, 1996, the Company maintained a positive one year gap of approximately $389 million.

          The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates both up and down. These strategies involve purchasing interest rate floors and caps with strike prices which generally adjust quarterly and are approximately 200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps are purchased. Based on this strategy and the general asset sensitive nature of the balance sheet, the Company purchased $2.0 billion of exchange traded interest rate floors in the first, second, and third quarters of 1996 to protect against a drop in interest rates. $500 million of these interest rate floors matured in each of the first three quarters of 1997. The remaining $500.0 million floor will mature in the fourth quarter of 1997. The floor maturing in the fourth quarter of 1997 provides protection to the Company in the event that the three month LIBOR drops below the strike price of 4.25% associated with the floor. The unrealized gain on the remaining floor approximated $625 at September 30, 1997. In the fourth quarter of 1996, the Company purchased an additional $2.0 billion of exchange traded interest rate floors. The floors mature at the rate of $1.0 billion per quarter beginning in the first quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 4.0%. The unrealized gain on these floors approximated $2,500 at September 30, 1997. In the second quarter of 1997, the Company purchased an additional $1.0 billion of exchange traded interest rate floors that mature in the third and fourth quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 5.0%. The unrealized gain on these floors approximated $150,000 at September 30, 1997. The unamortized premuim paid for the floors described above was $298,000 at September 30, 1997.

          In the fourth quarter of 1996, the Company purchased an additional $1.0 billion of exchange traded caps. The caps expired during the second and third quarter of 1997.

          In the first quarter of 1997, the Company sold $27 million of ten year certificates of deposit with a fixed rate of 7.15%. These long-term certificates of deposit are callable by the Company after one year and semi-annually after that. To minimize the interest rate risk of paying out a fixed rate for 10 years, the Company executed an interest rate swap transaction with a notional value of $27 million in the first quarter of 1997. The interest rate swap requires the Company to pay a rate of three month LIBOR minus 10 basis points, quarterly for ten years. Simultaneously, the Company will receive quarterly interest payments at a fixed rate of 7.15% for ten years.

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

   CAPITAL

          Retained earnings from operations has been the primary source of new capital for the Company. In April 1997, the Company issued in a private placement transaction $75.0 million of 9.98% capital securities. See-"Capital Securities.". At September 30, 1997, shareholders' equity totaled $328.0 million, a 14.6% increase from $286.4 million at December 31, 1996. The Company recorded an additional $1.4 million of shareholders' equity from the exercise of employee stock options during the nine months ended September 30, 1997. The company generally receives a tax deduction upon the exercise of nonqualified stock options for the difference between the option price and the market value of the shares on the date of exercise. The tax beneift associated with options exercised is recorded as a component of shareholders' equity. A tax benefit of approximately $5.1 million were recorded for the nine months ended September 30, 1997.

          On January 24, 1997, the Company declared a 10% stock dividend, payable on February 24, 1997 to shareholders of record on February 17, 1997.

          Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound. Risk-adjusted capital guidelines, issued by bank regulatory agencies, assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Under Prompt Corrective Action, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common stockholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at September 30, 1997 were 11.38% and 12.72%, respectively. The Company's Tier I and total capital ratios at September 30, 1996 were 11.80% and 10.51%, respectively.

          CAPITAL RATIOS FOR IMPERIAL BANCORP AND IMPERIAL BANK(1)

---------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997
---------------------------------------------------------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL ADEQUACY   UNDER PROMPT CORRECTIVE
(IN THOUSANDS)                                      ACTUAL(1)                PURPOSES            ACTION PROVISIONS
---------------------------------------------------------------------------------------------------------------------
                                                AMOUNT      RATIO          AMOUNT      RATIO       AMOUNT     RATIO
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
 Company..................................    $444,394      12.72%        $279,386     8.0%        $349,232    10.0%
 Bank.....................................     372,227      10.76          276,667     8.0          345,834    10.0
TIER I CAPITAL (TO RISK-WEIGHTED ASSETS):
 Company..................................    $397,443      11.38%        $139,693     4.0%        $209,539     6.0%
 Bank.....................................     328,955       9.51          138,333     4.0          207,500     6.0
LEVERAGE (TO AVERAGE ASSETS):
 Company..................................    $397,443      10.63%        $149,514     4.0%        $242,963     6.5%
 Bank.....................................     328,955       8.86          148,480     4.0          241,280     6.5
---------------------------------------------------------------------------------------------------------------------

          (1) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill and other disallowed intangibles.

          NOTE: Risk-weighted assets for the Company and the Bank were $3,492 million and $3,458 million, respectively, at September 30, 1997. Average assets for the Company and the Bank were $3,738 million and $3,712 million, respectively at September 30, 1997.

          In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 10.63% at Sepember 30, 1997, compared to 9.30% at September 30, 1996, well in excess of its regulatory requirement of 4.0%.

          In conjunction with the spin off of IFG, Imperial Bancorp contributed $30.0 million of the proceeds from the Company's sale of the Junior Subordinated Debentures to the Bank as additional capital to ensure that the Bank's risk-based capital ratios continue to meet the well capitalized criteria. The Company will evaluate the capital needs of the Bank following the spin off to determine whether an additional capital investment is required.

   NEW ACCOUNTING PRONOUNCEMENTS

          SFAS NO. 125 - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

          In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies the following: when financial assets and liabilities are to be removed from an entity's financial statements; the accounting for servicing assets and liabilities; and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. Under SFAS No. 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset is to be amortized in proportion to, and over the period of, net servicing income. Servicing assets and liabilities are to be assessed for impairment based on their fair value. SFAS No. 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value. Changes in market value are included in operations, if classified as trading securities, or in stockholders' equity as unrealized holding gains or losses, net of the related tax effect, if classified as available for sale. During 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9 - 12 and 237 (b) of SFAS No.
          125. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It is required that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending or similar transaction, then paragraphs 9 - 12 of SFAS No. 125 should be applied to that transfer. The Company adopted the applicable provisions of SFAS No. 125 effective January 1, 1997.

          The Small Business Administration lending group, a division of the Bank, provides loans to small businesses, sells the guaranteed portion of the loans, and retains the servicing rights and interest-only strips relating to those loans. Under SFAS No. 125, the portion of the contractually specified servicing fee that exceeds the fee that a substitute servicer would demand to assume the servicing (which is deemed to be 40 basis points for loans sold at par or less and 100 basis points for loans sold in excess of par based on the 1993 National Association for Government Guaranteed Loans survey), on SBA loans sold after January 1, 1997, should be recorded as a servicing asset and amortized in proportion to the servicing income. Any cash flow expected to be received in excess of the contractually specified servicing fees should be recorded as an interest-only strip receivable at its allocated carrying amount and subsequently measured at fair value as either an available-for-sale security or trading security under SFAS No. 115.

          The servicing asset totaled $1.9 million at September 30, 1997 and is included in other assets of the Company's consolidated balance sheet. The book value of the interest-only strip was $2.2 million at September 30, 1997 and is included in securities available for sale. The unrealized gain on the interest-only strip was $0.3 million at the end of the third quarter of 1997.

          FASB issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and "Disclosure of Information about Capital Structure" ("SFAS No. 129") in February 1997, and issued "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in June 1997.

          SFAS NO. 128 - EARNINGS PER SHARE

          SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. If the Company had adopted SFAS No. 128 as of January 1, 1997, proforma basic EPS and proforma diluted EPS would have been $1.32 and $1.26 for the nine months ending September 30, 1997.

          SFAS NO. 129 - DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

          SFAS No. 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS No. 129 also supersedes specific requirements found in previously issued accounting statements. SFAS No. 129 must be adopted for financial statements for periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS No. 129 will have a material impact on its operations and financial position.

          SFAS NO. 130 - REPORTING COMPREHENSIVE INCOME

          SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

          SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

          SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not believe that the adoption of SFAS No. 130 will have a material impact on its operations and financial position.

          SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

          SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

          SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

          SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

          SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company does not believe that the adoption of SFAS No. 131 will have a material impact on its operations and financial position.

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

CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES                                              (UNAUDITED)
                                                                              SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                  1997            1996
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks....................................................      $  434,403      $  325,014
Trading account securities.................................................          63,825          64,887
Securities available for sale..............................................         673,413         426,336
Securities held to maturity (fair value of $4,085 and $4,193 for 1997 and
 1996, respectively).......................................................           4,085           4,193
Federal funds sold and securities purchased under resale agreements........         680,700         357,000
Loans held for sale (market value of $5,222 and $6,058 for 1997 and 1996,
 respectively).............................................................           4,855           5,531
Loans:
 Loans, net of unearned income and deferred loan fees......................       2,525,629       2,063,048
 Less allowance for loan losses............................................         (46,871)        (36,051)
-----------------------------------------------------------------------------------------------------------
   TOTAL NET LOANS                                                               $2,478,758      $2,026,997
-----------------------------------------------------------------------------------------------------------
Premises and equipment, net................................................          21,378          18,413
Accrued interest receivable................................................          24,220          15,547
Real estate and other assets owned, net....................................           2,458           2,126
Income taxes receivable....................................................               -           1,893
Investment in Imperial Credit Industries, Inc..............................          64,192          57,736
Other assets...............................................................          64,899          44,497
-----------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                  $4,517,186      $3,350,170
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand....................................................................      $2,257,478      $1,465,324
 Savings...................................................................          34,702          17,324
 Money market..............................................................         915,907         596,967
 Time-under $100,000.......................................................          80,397         169,493
 Time-$100,000 and over....................................................         648,010         701,169
-----------------------------------------------------------------------------------------------------------
   TOTAL DEPOSITS                                                                $3,936,494      $2,950,277
-----------------------------------------------------------------------------------------------------------
Accrued interest payable...................................................           5,888           5,943
Short-term borrowings......................................................         110,503          44,897
Long-term borrowings:
 Floating rate notes and fixed rate debentures.............................           3,257           4,455
 Capital securities of subsidiary trust:
   Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
    interest debentures of the Company, net................................          73,299               -
Other liabilities..........................................................          59,708          58,247
-----------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                             $4,189,149      $3,063,819
-----------------------------------------------------------------------------------------------------------
Shareholders' equity:
 Common stock-no par, 50,000,000 shares authorized; 25,966,307 shares at
  September 30, 1997 and 23,079,715 shares at
 December 31, 1996 issued and outstanding..................................         232,618         163,748
 Unrealized gain on securities available for sale, net of tax..............           2,654           1,206
 Retained earnings.........................................................          92,765         121,397
-----------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                    $  328,037      $  286,351
-----------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $4,517,186      $3,350,170
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES                                       THREE MONTHS                   NINE MONTHS
                                                                           ENDED                          ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA) UNAUDITED                      1997           1996            1997            1996
--------------------------------------------------------------------------------------------------------------------------
Interest income:
 Loans..............................................................    $61,157    $44,531            $165,821    $127,236
 Trading account securities.........................................        452        978               1,334       2,025
 Securities available for sale......................................      9,563      5,574              23,864      15,653
 Securities held to maturity........................................         73         77                 219         231
 Federal funds sold and securities purchased under resale
  agreements........................................................      2,914      3,220               9,806       7,424
 Loans held for sale................................................        213        133                 557         360
--------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                $74,372    $54,513            $201,601    $152,929
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits...........................................................     17,901     17,281              53,421      47,081
 Short-term borrowings..............................................        921      1,073               3,239       2,390
 Long-term borrowings...............................................      1,706         75               3,096         264
--------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                               $20,528    $18,429            $ 59,756    $ 49,735
--------------------------------------------------------------------------------------------------------------------------
 Net interest income................................................     53,844     36,084             141,845     103,194
 Provision for loan losses..........................................      7,068      3,803              14,785       9,829
--------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  $46,776    $32,281            $127,060    $ 93,365
--------------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts................................      1,313    $ 1,123               4,030       3,617
 Trust fees.........................................................      2,125      2,197               5,842       6,468
 Gain on origination and sale of loans..............................        961        576               2,979       2,249
 Equity in net earnings of Imperial Credit Industries, Inc..........      3,356      3,045               8,362      16,556
 Gain on sale of Imperial Credit Industries, Inc. common
  stock.............................................................      2,429          -               2,429      36,411
 Other service charges and fees.....................................      2,686      1,768               7,639       3,571
 Merchant and credit card fees......................................        956        728               2,453       1,764
 Gain on exercise and sale of stock warrants........................      1,084        661               3,627       1,529
 Gain (loss) on securities available for sale.......................          2        (13)                359         229
 International fees.................................................      2,110      1,350               5,708       3,544
 Gain on trading account securities.................................      1,139        581               3,387       2,387
 Appreciation of donated Imperial Credit Industries, Inc.
  common stock......................................................          -        109               2,816       3,614
 Other income.......................................................        885        461               1,503       2,578
--------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST INCOME                                             $19,046    $12,586            $ 51,134    $ 84,517
--------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits.......................................     20,018     15,367              61,528      45,291
 Net occupancy expense..............................................      2,267      2,356               6,788       6,821
 Furniture and equipment............................................      1,674      1,288               4,662       3,707
 Data processing....................................................      1,867      1,714               5,626       4,771
 Customer services..................................................      5,305      3,044              13,184       8,275
 Net real estate and other assets owned.............................        681        321                 523       1,269
 Professional and legal fees........................................      2,643      1,505               6,939       4,957
 Business development...............................................      1,205      1,030               3,856       2,759
 Charitable donations...............................................         37        195               3,764       4,863
 Other expense......................................................      6,189      3,700              15,523      10,957
--------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST EXPENSE                                            $41,886    $30,520            $122,393    $ 93,670
--------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes..............     23,936     14,347              55,801      84,212
 Income tax provision...............................................      9,753      6,044              22,494      34,462
--------------------------------------------------------------------------------------------------------------------------
 NET INCOME FROM CONTINUING OPERATIONS                                  $14,183    $ 8,303            $ 33,307    $ 49,750
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations of discontinued operation,
  net of tax........................................................        690        373                 479      (5,625)
--------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                             $14,873    $ 8,676            $ 33,786    $ 44,125
--------------------------------------------------------------------------------------------------------------------------
 Net income from continuing operations per share....................      $0.52      $0.32               $1.24      $ 1.92
 Income (loss) per share of discontinued operations.................      $0.02      $0.01               $0.02      $(0.22)
--------------------------------------------------------------------------------------------------------------------------
 NET INCOME PER SHARE                                                     $0.54      $0.33               $1.26      $ 1.70
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES                                                                   (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, (IN THOUSANDS)                                                  1997           1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income............................................................................     $    33,786    $    44,125
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.......................................................          (8,011)        (2,105)
   Accretion of purchased loan discount................................................             (37)          (205)
   Provision for loan losses...........................................................          14,785          9,829
   Provision for real estate and other assets owned....................................             320             (5)
   Provision for operation losses......................................................              57         10,615
   Equity in net earnings of Imperial Credit Industries, Inc...........................          (8,362)       (16,556)
   Gain on sale of Imperial Credit Industries, Inc. common stock.......................          (2,429)       (36,411)
   Gain on exercise and sale of stock warrants.........................................          (3,627)        (1,529)
   Gain (loss) on sale of real estate owned............................................            (348)           157
   Loss on sale of premises and equipment..............................................               9
   Gain on securities available for sale...............................................            (359)          (229)
   Net change in trading account securities............................................            (739)       (43,058)
   Net change in loans held for sale...................................................             676         (3,013)
   Net change in accrued interest receivable...........................................          (8,673)           570
   Net change in accrued interest payable..............................................             (55)            39
   Net change in income taxes receivable...............................................           7,309             48
   Net change in other liabilities.....................................................             (25)        11,905
   Net change in other assets..........................................................         (18,651)       (12,164)
----------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      $     5,626    $   (37,987)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from securities held to maturity.............................................             108            132
 Proceeds from sale of securities available for sale...................................       2,023,003      2,045,960
 Proceeds from maturities of securities available for sale.............................         412,163        119,939
 Purchase of securities available for sale.............................................      (2,679,458)    (2,267,221)
 Proceeds from sale of Imperial Credit Industries, Inc. common stock...................           3,519         35,079
 Proceeds from the exercise and sale of stock warrants.................................           3,769          1,529
 Net change in Federal funds sold and securities purchased
  under resale agreements..............................................................        (323,700)       (74,700)
 Net change in loans...................................................................        (455,675)      (195,535)
 Capital expenditures..................................................................          (7,033)        (5,140)
 Proceeds from sale of real estate owned...............................................           1,483          8,120
 Proceeds from sale of premises and equipment..........................................             343              -
----------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                                    $(1,021,478)   $  (331,837)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in demand deposits, savings, and money market accounts.....................       1,128,473        216,411
 Net change in time deposits...........................................................        (142,255)       232,753
 Net change in short-term borrowings...................................................          65,605        (35,389)
 Net change in capital securities of subsidiary........................................          73,299              -
 Retirement of long-term borrowings....................................................          (1,198)        (1,405)
 Proceeds from exercise of employee stock options......................................           1,334          2,353
 Other.................................................................................             (17)           (18)
----------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                $ 1,125,241    $   414,705
----------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN CASH AND DUE FROM BANKS                                                    $   109,389    $    44,881
----------------------------------------------------------------------------------------------------------------------
   CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                               $   325,014    $   242,018
----------------------------------------------------------------------------------------------------------------------
   CASH AND DUE FROM BANKS, END OF PERIOD                                                   $   434,403    $   286,899
----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

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

          NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

          At September 30, 1997, the Company owned 9,094,842 shares, or 23.5% of the common stock of ICII. At December 31, 1996, the Company owned 9,396,106 shares, or 24.5% of the common stock of ICII. The Company does not exercise significant control over the operations of ICII and, as such, the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

          NOTE (3) STATEMENT OF CASH FLOWS
          The following information supplements the statement of cash flows.

          ---------------------------------------------------------------------------------------------------
          SEPTEMBER 30, (IN THOUSANDS)                                                      1997       1996
          ---------------------------------------------------------------------------------------------------
          Interest paid................................................................    $59,811    $49,696
          Taxes refunded...............................................................        431        244
          Taxes paid...................................................................     15,955     25,932
          Significant noncash transactions:
           Loans transferred to real estate owned......................................        864        622
           Donation of Imperial Credit Industries, Inc. common stock...................          -      4,741
          ---------------------------------------------------------------------------------------------------

          NOTE (4) CAPITAL SECURITIES

          On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75 million of 9.98% capital securities (the "Capital Securities") at a 2% discount, which represent preferred undivided beneficial interests in the assets of the Trust. On July 24, 1997, the Trust exchanged the privately placed capital securities for an equal amount of 9.98% capital securities with the same characteristics as the privately placed capital securities that were registered under the Securities Act of 1933, as amended (the "Capital Securities"). The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities," and together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures are the sole assets of the Trust and will mature on December 31, 2026. The Company guarantees all obligations of the Trust.

TABLE 1 - AVERAGE BALANCES, YIELDS AND RATES PAID

          The following table sets forth the average daily balances for major categories of assets, liabilities and shareholders' equity including interest-earning assets and interest-bearing liabilities and the average interest rates earned and paid thereon. The yields are not presented on a tax equivalent basis as the effects are not material.


---------------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                              1997
---------------------------------------------------------------------------------------------------------------------
                                                                                            INTEREST
                                                                             AVERAGE         INCOME/      AVERAGE
(IN THOUSANDS)                                                               BALANCE        EXPENSE(2)    RATE %
---------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans(1)...........................................................          $2,478,248     $61,157         9.87%
 Trading account securities.........................................              27,140         452         6.66
 Securities available for sale......................................             639,218       9,563         5.98
 Securities held to maturity........................................               4,108          73         7.11
 Federal funds sold and securities purchased under resale
   agreements.......................................................             206,774       2,914         5.64
 Loans held for sale................................................               6,573         213        12.96
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                              $3,362,061     $74,372         8.85%
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...........................................             (43,108)
Cash................................................................             263,607
Other assets........................................................             190,188
                                                                              ----------
 Total assets.......................................................          $3,772,748
                                                                              ==========
Interest-bearing liabilities:
 Savings............................................................          $   21,740     $   137         2.52%
 Money market.......................................................             876,194       7,424         3.39
 Time - under $100,000..............................................             125,930       1,789         5.68
 Time - $100,000 and over...........................................             625,735       8,551         5.47
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                            $1,649,599     $17,901         4.34%
---------------------------------------------------------------------------------------------------------------------
 Short-term borrowings..............................................              66,957         921         5.50
 Long-term borrowings...............................................              76,922       1,706         8.87
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                         $1,793,478     $20,528         4.58%
---------------------------------------------------------------------------------------------------------------------
Demand deposits.....................................................           1,580,507
Other liabilities...................................................              77,628
Shareholders' equity................................................             321,135
                                                                              ----------
 Total liabilities and shareholders' equity.........................          $3,772,748
                                                                              ==========
Net interest income/net interest margin.............................                         $53,844         6.41%
                                                                                             =====================
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                              1996
---------------------------------------------------------------------------------------------------------------------
                                                                                            INTEREST
                                                                             AVERAGE         INCOME/      AVERAGE
(IN THOUSANDS)                                                               BALANCE        EXPENSE(2)    RATE %
---------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans(1)...........................................................          $1,866,498     $44,531         9.54%
 Trading account securities.........................................              77,173         978         5.07
 Securities available for sale......................................             371,029       5,574         6.01
 Securities held to maturity........................................               4,307          77         7.15
 Federal funds sold and securities purchased under resale
   agreements.......................................................             240,268       3,220         5.36
 Loans held for sale................................................               4,643         133        11.46
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                              $2,563,918     $54,513         8.50%
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...........................................             (38,786)
Cash................................................................             241,544
Other assets........................................................             134,904
                                                                              ----------
 Total assets.......................................................          $2,901,580
                                                                              ==========
Interest-bearing liabilities:
 Savings............................................................          $   18,472     $   116         2.51%
 Money market.......................................................             493,718       3,859         3.13
 Time - under $100,000..............................................             220,370       3,146         5.71
 Time - $100,000 and over...........................................             731,400      10,160         5.56
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                            $1,463,960     $17,281         4.72%
---------------------------------------------------------------------------------------------------------------------
 Short-term borrowings..............................................              81,842       1,073         5.24
 Long-term borrowings...............................................               4,752          75         6.31
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                         $1,550,554     $18,429         4.75%
---------------------------------------------------------------------------------------------------------------------
Demand deposits.....................................................           1,022,109
Other liabilities...................................................              58,104
Shareholders' equity................................................             270,813
                                                                              ----------
 Total liabilities and shareholders' equity.........................          $2,901,580
                                                                              ==========

Net interest income/net interest margin.............................                         $36,084         5.63%
                                                                                             =====================
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                              NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                              1997
---------------------------------------------------------------------------------------------------------------------
                                                                                            INTEREST
                                                                             AVERAGE         INCOME/      AVERAGE
(IN THOUSANDS)                                                               BALANCE        EXPENSE(2)    RATE %
---------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans(1)...........................................................          $2,290,275     $165,821         9.65%
 Trading account securities.........................................              27,494        1,334         6.48
 Securities available for sale......................................             536,062       23,864         5.94
 Securities held to maturity........................................               4,153          219         7.03
 Federal funds sold and securities purchased under resale
   agreements.......................................................             236,769        9,806         5.52
 Loans held for sale................................................               6,739          557        11.02
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                              $3,101,492     $201,601         8.67%
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...........................................             (39,875)
Cash................................................................             264,592
Other assets........................................................             175,858
                                                                              ----------
 Total assets.......................................................          $3,502,067
                                                                              ==========
Interest-bearing liabilities:
 Savings............................................................          $   20,230     $    378         2.49%
 Money market.......................................................             718,315       17,281         3.21
 Time - under $100,000..............................................             156,492        6,707         5.71
 Time - $100,000 and over...........................................             713,573       29,055         5.43
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                            $1,608,610     $ 53,421         4.43%
---------------------------------------------------------------------------------------------------------------------
 Short-term borrowings..............................................              81,273        3,239         5.31
 Long-term borrowings...............................................              47,393        3,096         8.71
-------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                         $1,737,276     $ 59,756         4.59%
-------------------------------------------------------------------------------------------------------------------------
Demand deposits.....................................................           1,386,977
Other liabilities...................................................              71,202
Shareholders' equity................................................             306,612
                                                                              ----------
 Total liabilities and shareholders' equity.........................          $3,502,067
                                                                              ==========
Net interest income/net interest margin.............................                         $141,845         6.10%
                                                                                             =====================
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                              1996
---------------------------------------------------------------------------------------------------------------------
                                                                                            INTEREST
                                                                             AVERAGE         INCOME/      AVERAGE
(IN THOUSANDS)                                                               BALANCE        EXPENSE(2)    RATE %
---------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans(1)...........................................................          $1,792,413     $127,236        9.46%
 Trading account securities.........................................              53,270        2,025        5.07
 Securities available for sale......................................             341,259       15,653        6.12
 Securities held to maturity........................................               4,348          231        7.08
 Federal funds sold and securities purchased under resale
   agreements.......................................................             184,700        7,424        5.36
 Loans held for sale................................................               4,545          360       10.56
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                              $2,380,535     $152,929        8.57
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...........................................             (39,144)
Cash................................................................             241,413
Other assets........................................................             122,313
                                                                              ----------
 Total assets.......................................................          $2,705,117
                                                                              ==========
Interest-bearing liabilities:
 Savings............................................................          $   18,681     $    348        2.49%
 Money market.......................................................             462,359       10,506        3.03
 Time - under $100,000..............................................             226,874        9,725        5.72
 Time - $100,000 and over...........................................             644,917       26,502        5.48
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                            $1,352,831     $ 47,081        4.64
---------------------------------------------------------------------------------------------------------------------
 Short-term borrowings..............................................              61,610        2,390        5.17
 Long-term borrowings...............................................               5,381          264        6.54
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                         $1,419,822     $ 49,735        4.67%
---------------------------------------------------------------------------------------------------------------------
Demand deposits.....................................................             990,531
Other liabilities...................................................              42,347
Shareholders' equity................................................             252,417
                                                                              ----------
 Total liabilities and shareholders' equity.........................          $2,705,117
                                                                              ==========
Net interest income/net interest margin.............................                         $103,194         5.78%
                                                                                             =====================
---------------------------------------------------------------------------------------------------------------------

(1) Includes nonaccrual loans.

(2) Interest income on loans includes net loan fees of $12.7 million and $6.7 million for the nine months ended September 30, 1997 and 1996, respectively, and $5.4 million and $2.3 million for the three months ended September 30, 1997 and 1996, respectively.

   TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST INCOME

          Changes in the Company's net interest income are a function of both changes in interest rates and changes in the average balance of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the years indicated. The total change is segmented into the change attributable to variations in volume (changes in average balances multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old balances). The change in interest income and interest expense attributable to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans used to compute this table. The table is not presented on a tax equivalent basis as the effects are not material.

------------------------------------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                 1997 OVER 1996                                         1997 OVER 1996
(IN THOUSANDS)                     VOLUME      RATE     RATE/VOLUME      TOTAL       VOLUME        RATE      RATE/VOLUME      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in:
 Loans, net of unearned
  income and deferred
  loan fees...............      14,595      1,530            501      16,626          23,561      1,692         13,332      38,585
 Trading account
  securities..............        (635)       307           (197)       (525)           (653)       373           (411)       (691)
 Securities available for
  sale....................       4,029        (23)           (17)      3,989           5,957       (307)         2,562       8,212
 Securities held to
  maturity................          (4)         -              -          (4)             (7)        (1)            (4)        (12)
 Federal funds sold and
  securities purchased
  under resale agreements.        (449)       166            (23)       (306)          1,395        150            836       2,381
 Loans held for sale......          56         17              7          80             116         10             71         197
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST INCOME       $17,592     $1,997          $ 271     $19,860         $30,369     $1,917        $16,386     $48,672
------------------------------------------------------------------------------------------------------------------------------------

 Savings..................         (41)         -             62          21              19          -             10          29
 Money market.............       2,990        324            251       3,565           3,877        412          2,487       6,776
 Time - under $100,000....      (1,348)       (15)             7      (1,356)         (2,011)        (1)        (1,006)     (3,018)
 Time - $100,000 and over.      (1,468)      (165)            24      (1,609)          1,881       (162)           834       2,553
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL DEPOSITS              $   133     $  144          $ 344     $   621         $ 3,766     $  249        $ 2,325     $ 6,340
------------------------------------------------------------------------------------------------------------------------------------

 Short-term borrowings....        (195)        53            (10)       (152)            509         44            296         849
 Long-term borrowings.....       1,139         30            462       1,631           1,374         58          1,400       2,832
------------------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST EXPENSE      $ 1,077     $  227          $ 796     $ 2,100         $ 5,649     $  351        $ 4,021     $10,021
------------------------------------------------------------------------------------------------------------------------------------

   CHANGES IN NET
    INTEREST INCOME            $16,515     $1,770          $(525)    $17,760         $24,720     $1,566        $12,365     $38,651
------------------------------------------------------------------------------------------------------------------------------------


   TABLE 3 - SECURITIES

          (a) SECURITIES HELD TO MATURITY

          The amortized cost and estimated fair value of investment securities as of September 30, 1997, and December 31, 1996, are as follows:

-------------------------------------------------------------------------------------------------------------
                                                                              GROSS        GROSS
                                                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR
(IN THOUSANDS)                                                    COST        GAINS        LOSSES      VALUE
-------------------------------------------------------------------------------------------------------------
September 30, 1997
 Industrial development bonds................................      $4,085      $  -         $  -       $4,085
-------------------------------------------------------------------------------------------------------------
 TOTAL                                                             $4,085      $  -         $  -       $4,085
-------------------------------------------------------------------------------------------------------------
December 31, 1996
 Industrial development bonds................................      $4,193      $  -         $  -       $4,193
-------------------------------------------------------------------------------------------------------------
 TOTAL                                                             $4,193      $  -         $  -       $4,193
-------------------------------------------------------------------------------------------------------------

          (b) SECURITIES AVAILABLE FOR SALE

          The following is a summary for the major categories of securities available for sale.

----------------------------------------------------------------------------------------------------------------
                                                                              GROSS         GROSS
                                                                AMORTIZED   UNREALIZED    UNREALIZED     FAIR
(IN THOUSANDS)                                                     COST        GAINS        LOSSES       VALUE
----------------------------------------------------------------------------------------------------------------
September 30, 1997
 U.S. Treasury and federal agencies..........................    $593,193       $4,227        $(63)     $597,357
 Mutual funds................................................      65,377            -           -        65,377
 Other securities............................................      10,263          416           -        10,679
----------------------------------------------------------------------------------------------------------------
 TOTAL                                                           $668,833       $4,643        $(63)     $673,413
----------------------------------------------------------------------------------------------------------------
December 31, 1996
 U.S. Treasury and federal agencies..........................    $385,903       $1,772        $ (8)     $387,667
 Mutual funds................................................      31,095            -           -        31,095
 Other securities............................................       7,412          226         (64)        7,574
----------------------------------------------------------------------------------------------------------------
 TOTAL                                                           $424,410       $1,998        $(72)     $426,336
----------------------------------------------------------------------------------------------------------------

          Gross realized gains and losses for the three months ended September 30, 1997, were $9,300 and $7,600, respectively. For the same period of 1996, these amounts were $2,000 and $15,000, respectively. For the nine months ended September 30, 1997, gross realized gains and losses were $428,300 and $69,600, respectively, as compared to $274,000 and $45,000, respectively, for the same period of 1996.

   TABLE 4 - FINANCIAL RATIOS

------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  1997           1996             1997           1996
------------------------------------------------------------------------------------------------------------------------
Net income as a percentage of: (1)
 Average shareholders' equity................................         18.53%     12.81%             14.69%        23.31%
 Average total assets........................................          1.58       1.20               1.29          2.17
 Average earning assets......................................          1.77       1.35               1.45          2.47
Income from continuing operations as a percentage of: (1)
 Average shareholders' equity................................         17.67%     12.26%             14.48%        26.28%
 Average total assets........................................          1.50       1.14               1.27          2.45
 Average earning assets......................................          1.69       1.30               1.43          2.79
Average shareholders' equity as a percentage of:
 Average assets..............................................          8.51%      9.33%              8.76%         9.33%
 Average loans...............................................         12.96      14.51              13.39         14.08
 Average total deposits......................................          9.94      10.89              10.24         10.77
Shareholders' equity at period end as a percentage of:
 Total assets at period end..................................             -          -               7.26%         8.44%
 Total loans at period end...................................             -          -              12.99         14.58
 Total deposits at period end................................             -          -               8.33          9.81
------------------------------------------------------------------------------------------------------------------------

          (1)  Annualized

EXHIBITS
PART I

   COMPUTATION OF EARNINGS PER SHARE

          Imperial Bancorp (the "Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

          During the periods ended September 30, 1997 and 1996, the market price of the Company's common stock exceeded the exercise price of certain of these common stock equivalents. Under the treasury stock method, the following weighted average shares of common stock and common stock equivalents outstanding were used in the respective earnings per share computations.

THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------
    1997               1996(1)               1997               1996(1)
------------        ------------         ------------         ------------
  27,325,508          26,372,688           26,826,935           25,908,277

          (1) Adjusted for a 10% stock dividend paid in the first quarter of 1997 and for a three-for-two stock split distributed on October 18, 1996.

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

                                              IMPERIAL BANCORP

          Dated:   November 14, 1997          By:  /s/ Christine M. McCarthy
                                                  --------------------------
                                                  Christine M. McCarthy
                                                  Executive Vice President and
                                                  Chief Financial Officer