Form 10-K
period 1997-12-31
IMPERIAL BANCORP
filed 1998-03-31
CIK 49899

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 [NO FEE REQUIRED]
    For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from _______________ to _______________
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

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock: Aggregate market value of Common Stock held by non affiliates as of March 2, 1998: $905,779,083.

Number of Shares of Common Stock outstanding as of March 2, 1998: 39,343,506 shares.

Debt Securities: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due 1999. As of December 31, 1997, $2,219,000 in principal amount of such Notes and $1,038,000 in principal amount of such Debentures were outstanding.

Capital Securities: 9.98% Series B Capital Securities of Imperial Trust Capital Trust I Due 2026. As of December 31, 1997, $73,314,000 in net principal amount was outstanding.

Documents Incorporated By Reference: Sections of a Proxy Statement which will be filed within 120 days of Fiscal Year Ended December 31, 1997, are incorporated by reference into Part III hereof.

This report includes a total of 76 pages. Exhibit Index begins on page 75.

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

Yes  X   No
    ---     ---

--------------------------------------------------------------------------------

TABLE OF CONTENTS


        Five Year Summary of Selected Financial Information..................4
        Unaudited Pro Forma Financial Information............................5
        Financial Review....................................................10
             Average Balances, Yields and Rates Paid........................12
             Interest Rate Sensitivity......................................17
             Analysis of the Allowance for Loan Losses......................24
             Allocated Allowance for Loan Losses............................24
        Financial Statements
             Consolidated Balance Sheet.....................................30
             Consolidated Statement of Income...............................31
             Consolidated Statement of Changes in Shareholders' Equity......32
             Consolidated Statement of Cash Flows...........................33
             Notes to Consolidated Financial Statements.....................34
             Independent Auditors' Report...................................60
        Selected Statistical Information
             Securities.....................................................61
             Maturity Distribution of Loans.................................61
             Financial Ratios...............................................61
             Common Stock and Shareholder Data..............................62
             Quarterly Data.................................................62
             Analysis of Changes in Net Interest Margin.....................64
        Description of Business.............................................65
        Directory...........................................................70
        Signatures..........................................................73
        Form 10-K Cross Reference Index.....................................74
        Exhibits Index......................................................75

FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION
IMPERIAL BANCORP AND SUBSIDIARIES

===================================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1997            1996            1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations
 Interest income....................................... $   282,972     $   209,156     $   174,779     $   135,772     $   139,704
 Interest expense......................................      81,637          68,054          60,154          37,415          36,280
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income.................................     201,335         141,102         114,625          98,357         103,424
 Provision for loan losses.............................      22,892           6,881          16,122          12,174          41,977
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses.     178,443         134,221          98,503          86,183          61,447
 Noninterest income....................................      76,661          63,080          43,546          34,572          38,015
 Gains - Imperial Credit Industries, Inc. stock........       4,977          36,411                                          14,538
-----------------------------------------------------------------------------------------------------------------------------------
 Total operating income................................     260,081         233,712         142,049         120,755         114,000
 Personnel expense.....................................      85,065          64,876          47,702          47,087          40,483
 Other noninterest expense.............................      83,966          63,256          62,622          63,078          72,557
-----------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes............................      91,050         105,580          31,725          10,590             960
   Income tax provision (benefit)......................      36,502          43,278          10,071           3,968            (345)
 Income from continuing operations.....................      54,548          62,302          21,654           6,622           1,305
 Income (loss) from operations of discontinued
  operation, net of tax................................         629          (8,168)          1,523              21            (251)
 Net income............................................ $    55,177     $    54,134     $    23,177     $     6,643     $     1,054
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share/(1)/
   Earnings per share from continuing operations....... $      1.34     $      1.59     $      0.57     $      0.18     $      0.04
   Earnings per share..................................        1.36            1.38            0.61            0.18            0.03
-----------------------------------------------------------------------------------------------------------------------------------
At year end
 Assets................................................ $ 4,726,279     $ 3,350,170     $ 2,788,374     $ 2,378,709     $ 2,794,517
 Net loans.............................................   2,737,465       2,026,997       1,661,945       1,335,074       1,431,959
 Deposits..............................................   4,174,598       2,950,277       2,363,616       1,959,710       2,387,759
 Other borrowings......................................      59,172          49,352         165,542         199,072         203,482
 Capital securities....................................      73,314
 Shareholders' equity..................................     352,024         286,351         228,236         197,776         185,205
Financial ratios
 Return on average equity..............................       17.53%          20.83%          11.03%           3.46%           0.57%
 Return on average assets..............................        1.51            1.94            1.00            0.30            0.04
 Average equity-to-average assets......................        8.62            9.33            9.04            8.64            7.02
Capital ratios for Imperial Bancorp
 Tier I leverage ratio.................................       10.28%           9.32%           9.13%           9.17%           6.80%
 Tier I capital ratio..................................       11.14            9.96            9.96           10.70            9.50
 Total capital ratio...................................       12.48           11.24           11.30           12.10           11.00
Average balances
 Total assets.......................................... $ 3,653,267     $ 2,785,089     $ 2,326,308     $ 2,224,856     $ 2,645,492
 Earning assets........................................   3,247,448       2,449,148       2,031,551       1,887,389       2,207,159
 Loans.................................................   2,397,626       1,836,864       1,540,940       1,361,630       1,481,231
 Total deposits........................................   3,136,189       2,412,150       2,006,737       1,903,203       2,258,201
 Shareholders' equity..................................     314,765         259,823         210,188         192,172         185,712
Common share and shareholder data/(1)/
 Market price, end of year............................. $     32.88     $     14.55     $      9.17     $      4.50     $      4.50
 Book value, end of year...............................        8.97            7.52            6.18            5.49            5.34
 Dilutive average common shares outstanding............  40,715,220      39,208,034      38,046,205      37,202,343      36,495,343
-----------------------------------------------------------------------------------------------------------------------------------
(1)  Adjusted for stock dividends declared and paid in 1994 through first quarter 1997 and 3-for-2 stock splits effected in 1996 and first quarter 1998. Earnings per share for the current year and all prior periods presented reflect the adoption of
     Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
===================================================================================================================================

UNAUDITED PRO FORMA FINANCIAL INFORMATION

On February 27, 1998, Imperial Bancorp ("the Company") received from the Internal Revenue Service a private letter ruling favorable to the Company's proposed spin off, in a tax-free distribution to shareholders, a portion of its specialty lending and finance businesses into a newly formed corporation, Imperial Financial Group, Inc. ("IFG"). The spin off is conditioned upon, among other things, receipt of other required regulatory approvals and obtaining necessary financing.

The unaudited pro forma earnings summary is presented to reflect the historical operations of the Company as if IFG, together with all of its assets and liabilities, had been spun off at the commencement of the period presented. The unaudited pro forma balance sheet reflects the spin off as if it occurred at the end of the year. The historical operations of IFG, as a part of the Company, are adjusted to reflect the terms of the agreement between IFG and Imperial Bancorp (the "Contribution Agreement") with respect to the businesses being contributed to IFG. The pro forma adjustments represent IFG's historical financial information adjusted to reflect the Contribution Agreement and the anticipated contribution of certain assets and liabilities to IFG.

The unaudited pro forma financial information presented is not necessarily indicative of the consolidated financial condition or results of future operations of the Company or the actual results that would have been achieved had the proposed spin off been completed prior to the period indicated.

Prior to distributing the common stock of IFG to the Company's shareholders, the Company will contribute to IFG the following: (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of Imperial Bank ("the Bank") that specializes in motion picture and television financing, (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers a wide range of trust and investment management services, (iii) all of the common stock of a newly formed thrift and loan company, Crown American Bank, that will hold the assets and liabilities of the Bank's Small Business Administration lending group, a division of the Bank that provides loans to small businesses, a portion of which are guaranteed as to repayment by the U.S. Government, and (iv) the common stock owned by the Bank (representing approximately 23% of all outstanding common stock as of December 31, 1997) in Imperial Credit Industries, Inc. ("ICII"). It is anticipated that shareholders would receive one share of IFG common stock for every two shares of Imperial Bancorp stock owned on the record date. The Company anticipates that the spin off will occur in the second quarter of 1998.

This pro forma information should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1997, included herein.

PRO FORMA FINANCIAL INFORMATION FOR IMPERIAL BANCORP
(UNAUDITED)

=============================================================================================================================
FOR THE YEAR ENDED DECEMBER 31, 1997                                         ACTUAL                                 PRO FORMA
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       IMPERIAL          ADJUSTMENTS           IMPERIAL
                                                                             BANCORP          FOR SPIN OFF          BANCORP
-----------------------------------------------------------------------------------------------------------------------------
PRO FORMA EARNINGS SUMMARY:
Interest income......................................................     $   282,972         $ (14,008)/(1)/     $   268,964
Interest expense.....................................................          81,637                --                81,637
-----------------------------------------------------------------------------------------------------------------------------
Net interest income..................................................         201,335           (14,008)              187,327
Provision for loan losses............................................          22,892            (2,243)/(1)/          20,649
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           178,443           (11,765)              166,678
Noninterest income...................................................          56,401           (17,351)/(2)/          39,050
Equity in net income of ICII.........................................          20,260           (20,260)                   --
Gains-sale of ICII stock.............................................           4,977            (4,977)                   --
Other noninterest expense............................................         169,031           (27,449)/(3)/         141,582
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes from continuing operations................          91,050           (26,904)               64,146
Income tax provision.................................................          36,502            (9,836)/(4)/          26,666
Income from continuing operations....................................     $    54,548         $ (17,068)          $    37,480
-----------------------------------------------------------------------------------------------------------------------------
Pro forma earnings per share:
       Basic earnings per share from continuing operations...........     $      1.41                             $      0.97
       Diluted earnings per share from continuing operations.........     $      1.34                             $      0.92
=============================================================================================================================
Weighted average number of shares:
       Basic.........................................................      38,797,085                              38,797,085
       Diluted.......................................................      40,715,220                              40,715,220
=============================================================================================================================
See accompanying notes to unaudited pro forma financial information.
=============================================================================================================================

PRO FORMA FINANCIAL INFORMATION FOR IMPERIAL BANCORP
(UNAUDITED)

==========================================================================================================================
AT DECEMBER 31, 1997                                                ACTUAL          ADJUSTMENTS FOR           PRO FORMA
(IN THOUSANDS)                                                 IMPERIAL BANCORP         SPIN OFF          IMPERIAL BANCORP
--------------------------------------------------------------------------------------------------------------------------
PRO FORMA BALANCE SHEET:
Cash............................................................... $  316,600          $   (2,813)             $  313,787
Investments........................................................  1,477,837              (9,790)              1,468,047
Loans, net.........................................................  2,737,465            (128,614)/(1)/         2,608,851
Investment in ICII.................................................     75,001             (75,001)                     --
Other assets.......................................................    119,376             118,577/(5)/            237,953
--------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                 $4,726,279          $  (97,641)             $4,628,638
==========================================================================================================================
Deposits........................................................... $4,174,598          $       --              $4,174,598
Short-term borrowings..............................................     55,915                  --                  55,915
Long-term borrowings...............................................     76,571                  --                  76,571
Other liabilities..................................................     67,171             (37,946)                 29,225
--------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                            $4,374,255          $  (37,946)             $4,336,309
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
       Common stock................................................ $  236,186          $       --              $  236,186
       Unrealized gain, net of tax.................................      1,682                (231)                  1,451
       Retained earnings...........................................    114,156             (59,464)/(6)/            54,692
--------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          $  352,024          $  (59,695)             $  292,329
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $4,726,279          $  (97,641)             $4,628,638
==========================================================================================================================
See accompanying notes to unaudited pro forma financial information.
==========================================================================================================================

NOTES TO PRO FORMA FINANCIAL INFORMATION

NOTE (1) INTEREST INCOME AND PROVISION FOR LOAN LOSSES
Adjustments to interest income and provision for loan losses and loans, represent IFG's historical results net of amounts relating to certain mortgage loans retained by Imperial Bank pursuant to the Contribution Agreement.

NOTE (2) NONINTEREST INCOME
Noninterest income includes trust fee income, gains on sales of SBA loans, appreciation on donated ICII stock and letter of credit fee income.

NOTE (3) NONINTEREST EXPENSE
Noninterest expense includes salaries and benefits, occupancy, data processing, professional fees and other expenses directly associated with the IFG businesses. In addition, noninterest expense includes $1.6 million of allocated administrative overhead costs.

NOTE (4) INCOME TAX PROVISION
IFG did not record income taxes in its historical operations. The pro forma financial information reflects income taxes for IFG as if it had been a separate entity for the period presented. The provision for income taxes was calculated based on pretax income and current effective tax rates.

NOTE (5) OTHER ASSETS
Other assets represent the receivable due to the Company from IFG for the funding of IFG's net assets.

NOTE (6) EQUITY
Reflects the proposed net assets to be spun off per the Contribution Agreement. The Company and IFG have agreed that the Company will distribute net assets to IFG of approximately $15.0 million plus the after-tax book value of ICII stock which was approximately $45.0 million at December 31, 1997.

PRO FORMA PERFORMANCE RATIOS
(UNAUDITED)

====================================================================================================================
AT DECEMBER 31, 1997 OR FOR THE YEAR ENDED                                                ACTUAL           PRO FORMA
--------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS:
Return on average equity from continuing operations..................................      17.33%            14.69%
Return on average assets from continuing operations..................................       1.49              1.08
Net interest margin..................................................................       6.20              5.99

CAPITAL RATIOS:
Equity to assets, end of period......................................................       7.45%             6.32%
Average equity to average assets.....................................................       8.62              7.37
Tier I leverage:
 Company.............................................................................      10.28%             9.25%
 Bank................................................................................       8.70              7.58
Tier I capital:
 Company.............................................................................      11.14%            10.18%
 Bank................................................................................       9.40              8.31
Total capital:
 Company.............................................................................      12.48%            11.53%
 Bank................................................................................      10.65              9.56/(1)/

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans.............................................       1.83%             1.75%
Allowance for loan losses to nonperforming loans.....................................     483.48            755.21
Nonperforming loans to total loans...................................................       0.38              0.23
Nonperforming assets to total loans, plus other real estate..........................       0.50              0.36
Net charge-offs to average loans.....................................................       0.33              0.31
====================================================================================================================
(1) In January 1998, the Company made an additional investment of $37.2 million in the Bank. As of February 28, 1998, the Bank and the Company, after consideration of the spin, would maintain their regulatory capital classification of "well capitalized." The
Bank's pro forma total capital ratio at December 31, 1997, including the additional capital was 10.62%.
 =====================================================================================================================


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

FINANCIAL REVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of Imperial Bancorp ("the Company"). This information is intended to facilitate the understanding and assessment of the financial condition of the Company and trends impacting future operations. It should be read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto.

PERFORMANCE SUMMARY

Net income for the year ended December 31, 1997, was $55.2 million, or $1.36 per diluted share, compared to $54.1 million, or $1.38 per diluted share for 1996. Net income for 1997 includes approximately $6.1 million after tax representing the Company's share of non-core items recorded by Imperial Credit Industries, Inc. ("ICII") (NASDAQ: ICII), and an after-tax gain of approximately $2.1 million on the sale of a merchant card transaction processing company. Net income for 1996 includes an after-tax gain of $21.0 million realized from the sale of a portion of the Company's investment in ICII, and an additional $6.8 million after-tax gain realized from ICII's gain associated with the sale of a portion of its investment in Southern Pacific Funding Corporation ("SPFC") (NYSE: SFC) through an initial public offering. These gains were partially offset by losses of $8.2 million, net of tax, associated with the Company's discontinued precious metals operation.

Core net income, which excludes non-core income from ICII, gains on sales of ICII stock, gain on the sale of the merchant card company, discontinued operations and donations of ICII stock to nonprofit organizations, increased 35.7% to $45.7 million for the year ended December 31, 1997, from $33.7 million for 1996. Diluted earnings per share based on core net income increased to $1.12 for 1997 from $0.86 for 1996.

Earnings per share calculations have been adjusted for a 10% stock dividend paid to shareholders of record on February 17, 1997, and for a three-for-two stock split announced on January 21, 1998, payable to shareholders of record on February 2, 1998.

The Company's return on average total assets was 1.51% for the twelve months ended December 31, 1997, compared to 1.94% for 1996. From its core operations, the Company's return on average total assets increased to 1.25% for 1997 from 1.21% for 1996. Return on average shareholders' equity was 17.53% for the year ended December 31, 1997, compared to 20.83% for 1996. Core return on average shareholders' equity increased to 14.53% for 1997 from 12.97% for 1996.

The increase in core earnings for the twelve months ended December 31, 1997, compared to 1996, was primarily due to growth in loans, an improving net interest margin and continued growth in fee-based services. Average loan balances for 1997 increased approximately 31% over 1996. Core noninterest income increased 25.7% for the twelve months ended December 31, 1997, compared to 1996. Increases in net interest income and noninterest income for the year were partially offset by increases in salaries and benefits expense, customer services expense and professional fees.

Net interest income increased 42.7% to $201.3 million for the year ended December 31, 1997, from $141.1 million for 1996. The increase in net interest income is primarily due to growth in commercial loans. The Company's net interest margin (net interest income expressed as a percentage of average-earning assets) increased to 6.2% for 1997 from 5.8% for 1996.

Noninterest income for the year ended December 31, 1997, totaled $81.6 million compared to $99.5 million for 1996. Core noninterest income increased to $59.8 million for the year ended December 31, 1997, from $47.6 million for 1996. Excluding non-core items, the increasing noninterest income for the year was primarily due to growth in fee-based services, particularly in item processing fees and trade finance fees, and to the exercise and sale of stock warrants. The increases in noninterest income for 1997 compared to 1996 were partially offset by a decline in trust fee income.

Noninterest expense totaled $169.0 million for the year ended December 31, 1997, compared to $128.1 million for 1996. The increase in noninterest expense for 1997 compared to 1996 occurred primarily in salaries and benefits, customer services expense and professional fees. The increase in salaries and benefits expense reflects the Company's growth achieved through expansion into new geographic markets and through the introduction of new products. The increase in customer services expense is directly related to the growth in deposit balances generated by the Financial Services Group ("FSG") that services the real estate industry. These deposits remain an important source of funding for the Company. The increase in professional fees is due to the payment of fees associated with a consulting agreement related to the Company's investment in ICII. This expense was offset by gains on the sale of ICII stock included in noninterest income.

Total assets increased 41% to $4.7 billion at December 31, 1997, from $3.4 billion at December 31, 1996. Total loans increased 35% to $2.8 billion at December 31, 1997, from $2.1 billion at December 31, 1996. Total deposits were $4.2 billion at December 31, 1997, an increase of 42% over the $3.0 billion reported at December 31, 1996. Noninterest-bearing demand balances comprised 57% of total deposits at December 31, 1997, compared to 50% of total deposits at December 31, 1996. Shareholders' equity was $352.0 million at December 31, 1997, up from $286.4 million at December 31, 1996.

Nonaccrual loans decreased to $10.6 million, or 0.38% of total loans, at December 31, 1997, from $20.4 million, or 0.99% of total loans, at December 31, 1996. Net loan charge-offs for the year ended December 31, 1997, were $7.8 million, or 0.33% of average loans, compared to $8.2 million, or 0.45% of average loans for 1996. The loan loss provision increased to $22.9 million for the year ended December 31, 1997, from $6.9 million for 1996. The increase in the loan loss provision is primarily due to change in risk within the loan portfolio due to new loan products and expansion into new geographic areas. At December 31, 1997, the allowance for loan losses was $51.1 million, or 1.83% of total loans and 483% of nonaccrual loans, compared to $36.1 million, or 1.75% of total loans and 177% of nonaccrual loans, at December 31, 1996.

Imperial Bancorp is classified as "Well Capitalized" with leverage, Tier I and total capital ratios at December 31, 1997, of 10.28%, 11.14% and 12.48%, respectively, compared to 9.32%, 9.96% and 11.24%, respectively, the year earlier.

EARNINGS PERFORMANCE
AVERAGE BALANCES, YIELDS AND RATES PAID /(1)/

===========================================================================================================================
                                                                                                       1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      INTEREST
                                                                                       AVERAGE        INCOME/      AVERAGE
(IN THOUSANDS)                                                                         BALANCE        EXPENSE       RATE %
---------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans/(2)/.................................................................          $2,397,626     $233,124/(3)/     9.7%
 Trading account securities.................................................              37,604        2,473          6.6
 Securities available for sale..............................................             564,563       33,239          5.9
 Securities held to maturity................................................               4,130          292          7.1
 Federal funds sold and securities purchased under resale agreements........             237,186       13,145          5.5
 Loans held for sale........................................................               6,339          699         11.0
---------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                                      $3,247,448     $282,972          8.7%
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...................................................             (42,108)
Cash........................................................................             269,772
Other assets................................................................             178,155
                                                                                      ---------------
 Total assets...............................................................          $3,653,267
                                                                                      ===============
Interest-bearing liabilities:
 Savings....................................................................          $   20,923     $    527          2.5%
 Money market...............................................................             769,225       25,259          3.3
 Time - under $100,000......................................................             148,676        8,473          5.7
 Time - $100,000 and over...................................................             706,684       38,527          5.5
---------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                                    $1,645,508     $ 72,786          4.4%
---------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings......................................................              76,303        4,072          5.3
 Long-term borrowings:
   Floating rate notes and fixed rate debentures............................               3,942          270          6.9
   Capital securities.......................................................              50,803        4,509          8.9
---------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                                 $1,776,556     $ 81,637          4.6%
---------------------------------------------------------------------------------------------------------------------------
 Demand deposits............................................................           1,490,681
 Other liabilities..........................................................              71,265
 Shareholders' equity.......................................................             314,765
                                                                                      ---------------
   Total liabilities and shareholders' equity...............................          $3,653,267
                                                                                      ===============
 Net interest income/net interest margin....................................                         $201,335          6.2%
                                                                                                     ======================
===========================================================================================================================

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $19.8 million, $9.7 million, $5.4 million and $4.4 million for the years ended December 31, 1997, 1996, 1995 and 1994, respectively.


NET INTEREST INCOME: The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. For the year ended December 31, 1997, net interest income increased to $201.3 million from $141.1 million for 1996. The increase was primarily due to higher average loan balances which increased by $560.8 million to $2.4 billion for 1997 from $1.8 billion for 1996. The average yield on loans increased to 9.7% for 1997 from 9.5% for 1996. The Company's base lending rate, which is based on the national prime rate, averaged 8.44% for 1997 compared to an average of 8.29% for 1996.

The Company's net interest margin increased to 6.2% for 1997 from 5.8% for 1996 largely due to higher loan yields. The Company's cost of funds was favorably impacted by a modest reduction in the cost of interest-bearing deposits to 4.4% for 1997 from 4.6% for 1996 and by a $471.5 million increase in

===============================================================================================================================
                                                                                                        1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         INTEREST
                                                                                       AVERAGE           INCOME/        AVERAGE
(IN THOUSANDS)                                                                         BALANCE           EXPENSE         RATE %
-------------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans/(2)/.................................................................        $  1,836,864          173,734/(3)/     9.5%
 Trading account securities.................................................              59,767            2,971          5.0
 Securities available for sale..............................................             357,837           21,675          6.1
 Securities held to maturity................................................               4,313              306          7.1
 Federal funds sold and securities purchased under resale agreements........             185,659            9,970          5.4
 Loans held for sale........................................................               4,708              500         10.6
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                                    $  2,449,148        $ 209,156          8.5%
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...................................................             (39,429)
Cash........................................................................             249,341
Other assets................................................................             126,029
                                                                                    ------------
 Total assets...............................................................        $  2,785,089
                                                                                    ============
Interest-bearing liabilities:
 Savings....................................................................        $     18,277      $       456          2.5%
 Money market...............................................................             485,295           14,802          3.1
 Time - under $100,000......................................................             218,064           12,467          5.7
 Time - $100,000 and over...................................................             671,357           36,826          5.5
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                                  $  1,392,993      $    64,551          4.6%
-------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings......................................................              61,361            3,160          5.1
 Long-term borrowings:
   Floating rate notes and fixed rate debentures............................               5,154              343          6.7
   Capital securities.......................................................                  --               --           --
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                               $  1,459,508      $    68,054          4.7%
-------------------------------------------------------------------------------------------------------------------------------
 Demand deposits............................................................           1,019,157
 Other liabilities..........................................................              46,601
 Shareholders' equity.......................................................             259,823
                                                                                    ------------
   Total liabilities and shareholders' equity...............................        $  2,785,089
                                                                                    ============

 Net interest income/net interest margin....................................                          $   141,102          5.8%
                                                                                                      =========================
===============================================================================================================================
                                                                                                         1995
===============================================================================================================================
                                                                                                          INTEREST
                                                                                       AVERAGE            INCOME/        AVERAGE
(IN THOUSANDS)                                                                         BALANCE            EXPENSE         RATE %
-------------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans/(2)/.................................................................        $  1,540,940          143,627/(3)/     9.4%
 Trading account securities.................................................              52,759            3,516          6.7
 Securities available for sale..............................................             265,422           17,349          6.5
 Securities held to maturity................................................               5,619              311          5.5
 Federal funds sold and securities purchased under resale agreements........             164,359            9,707          5.9
 Loans held for sale........................................................               2,452              269         11.0
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                                    $  2,031,551        $ 174,779          8.7%
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...................................................             (39,993)
Cash........................................................................             210,500
Other assets................................................................             124,250
                                                                                    ------------
 Total assets...............................................................        $  2,326,308
                                                                                    ============
Interest-bearing liabilities:
 Savings....................................................................        $     24,554      $       613          2.5%
 Money market...............................................................             442,702           12,614          2.8
 Time - under $100,000......................................................             233,726           14,682          6.3
 Time - $100,000 and over...................................................             462,818           27,582          6.0
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                                  $  1,163,800      $    55,491          4.8%
-------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings......................................................              72,077            4,135          5.7
 Long-term borrowings:
   Floating rate notes and fixed rate debentures............................               7,260              528          7.3
   Capital securities.......................................................                  --               --           --
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                               $  1,243,137      $    60,154          4.8%
-------------------------------------------------------------------------------------------------------------------------------
 Demand deposits............................................................             842,937
 Other liabilities..........................................................              30,046
 Shareholders' equity.......................................................             210,188
                                                                                    ------------
   Total liabilities and shareholders' equity...............................        $  2,326,308
                                                                                    ============

 Net interest income/net interest margin....................................                          $   114,625          5.7%
                                                                                                      =========================
===============================================================================================================================
                                                                                                        1994
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         INTEREST
                                                                                       AVERAGE           INCOME/        AVERAGE
(IN THOUSANDS)                                                                         BALANCE           EXPENSE         RATE %
-------------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans/(2)/.................................................................        $  1,361,630          112,799/(3)/     8.3%
 Trading account securities.................................................              42,179            2,366          5.6
 Securities available for sale..............................................             295,283           12,459          4.2
 Securities held to maturity................................................               5,860              345          5.9
 Federal funds sold and securities purchased under resale agreements........             172,070            7,153          4.2
 Loans held for sale........................................................              10,367              650          6.3
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                                                    $  1,887,389        $ 135,772          7.2%
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...................................................             (41,869)
Cash........................................................................             229,031
Other assets................................................................             150,305
                                                                                    ------------
 Total assets...............................................................        $  2,224,856
                                                                                    ============
Interest-bearing liabilities:
 Savings....................................................................        $     26,420      $       654          2.5%
 Money market...............................................................             465,755           11,129          2.4
 Time - under $100,000......................................................             174,655            7,575          4.3
 Time - $100,000 and over...................................................             324,384           13,826          4.3
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS                                                  $    991,214      $    33,184          3.3%
-------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings......................................................              99,208            3,606          3.6
 Long-term borrowings:
   Floating rate notes and fixed rate debentures............................               9,176              625          6.8
   Capital securities.......................................................                  --               --           --
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                                               $  1,099,598      $    37,415          3.4%
-------------------------------------------------------------------------------------------------------------------------------
 Demand deposits............................................................             911,989
 Other liabilities..........................................................              21,097
 Shareholders' equity.......................................................             192,172
                                                                                    ------------
   Total liabilities and shareholders' equity...............................        $  2,224,856
                                                                                    ============
 Net interest income/net interest margin....................................                          $    98,357          5.2%
                                                                                                      =========================
===============================================================================================================================



the average balance of noninterest-bearing demand deposits. The reductions in funding costs were partially offset by an increase in long-term borrowing costs related to the issuance of capital securities. Average total interest-bearing deposits increased to $1.6 billion for 1997 compared to $1.4 billion for 1996, however, lower cost money market accounts ("MMDA") increased as a percentage of total interest-bearing deposits compared to time certificate of deposit ("TCD") balances. MMDAs increased to 47% of total interest-bearing deposits for 1997, up from 35% of total interest-bearing deposits for 1996. TCDs declined to 52% of total interest-bearing deposits for 1997, compared to 64% of interest-bearing deposits for 1996.

The Analysis of Changes in Net Interest Margin located on page 64 illustrates that the growth in net interest income and the net interest margin is substantially due to growth in the loan portfolio.

The Company's derivative financial instruments resulted in a $507,300 increase in net interest income and a 2 basis point increase in net interest margin for 1997. In 1996, the Company's derivative financial instruments resulted in a $700,000 increase in net interest income and a 3 basis point increase in the net interest margin.

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $18.7 million and $11.2 million, respectively, for the years ended December 31, 1997 and 1996. The net interest margin would have been 5.6% for 1997 and 5.3% for 1996.

NONINTEREST INCOME: Noninterest income totaled $81.6 million for 1997 compared to $99.5 million for 1996. The table below provides the major components of noninterest income for 1997 and 1996:

=================================================================================
(IN THOUSANDS)                                            1997             1996
---------------------------------------------------------------------------------
Service charges on deposit accounts............          $ 5,473          $ 4,892
Trust fees.....................................            7,840            8,592
Gain on origination and sale of loans..........            3,944            3,222
Equity in net income of Imperial Credit
 Industries, Inc...............................           20,260           21,444
Other service charges and fees.................           10,622            4,981
Merchant and credit card fees..................            3,570            2,395
International fees.............................            7,857            5,141
Gain on securities available for sale..........              987              229
Gain on trading account securities.............            4,482            3,197
Gain on sale of investment in Imperial Credit
 Industries, Inc...............................            4,977           25,650
Gain resulting from sale of stock by Imperial
 Credit Industries, Inc........................               --           10,761
Gain on exercise and sale of stock warrants....            4,317            1,529
Gain on sale of equity investment..............            3,544              311
Appreciation of donated Imperial Credit
 Industries, Inc. common stock.................            2,816            3,698
Other income...................................              949            3,449
---------------------------------------------------------------------------------
  TOTAL                                                  $81,638          $99,491
=================================================================================

Noninterest income for the year ended December 31, 1997, includes $10.5 million representing the Company's share of non-core items recorded by ICII and pretax gains of $5.0 million and $3.5 million recognized on the sale of ICII stock and a merchant card transaction processing company, respectively. The most significant item of ICII non-core income was the completion of an initial public offering of its subsidiary, Franchise Mortgage Acceptance Company ("FMAC"), during the fourth quarter of 1997.

Noninterest income, excluding ICII's non-core items, gains on the sale of ICII stock and the merchant card company, and appreciation on ICII stock increased to $59.8 million for the year ended December 31, 1997, from $47.6 million for 1996. Service charges on deposits increased by $581,000 over 1996, not a significant increase compared to the growth in deposit balances. Management believes that opportunities exist to grow service charges on deposit accounts during 1998. In 1997, the Company did experience solid growth in many of its other fee-based services. The increase in other service charges and fees is due to item processing fees ($3.4 million), factoring fees ($743,100), loan servicing fees ($576,400) and commissions on the sale of nonproprietary mutual funds ($408,000). Merchant card fees and international fees increased by $1.2 million and $2.7 million, respectively. Other noninterest income categories that increased in 1997 include gains on trading account securities ($1.3 million) and gains on the exercise of stock warrants ($2.8 million). The increases in noninterest income for 1997 compared to 1996 were partially offset by a $752,000 reduction in trust fee income generated by the Company's trust subsidiary, Imperial Trust Company. Although total assets under management at Imperial Trust Company increased to $8.7 billion at December 31, 1997, from $7.5 billion at December 31, 1996, fees earned in conjunction with a custodial TCD business declined from the prior year.

Noninterest income for the year ended December 31, 1996, was significantly impacted by gains realized from the sale of a portion of the Company's investment in ICII. In April 1996, the Company sold 1.5 million shares of ICII as a part of an offering which included the sale of approximately 2.2 million new ICII shares by ICII to the public. An additional 0.5 million shares were sold by ICII to the public in May 1996. The Company recorded a $25.6 million pre-tax gain on the sale of its ICII shares. After the sales of ICII shares, the book value of ICII common stock approximated $8.72 per share. As such, the Company recorded a $10.8 million pretax gain which approximated the excess of ICII's book value per share over the book value of the Company's remaining investment in ICII.

In addition, the Company realized a significant increase in equity in the net earnings of ICII in the second quarter of 1996. In June 1996, ICII sold approximately 2.3 million shares of SPFC stock in connection with SPFC's initial public offering of 5.7 million shares. ICII's sale of its SPFC stock resulted in a pretax gain to ICII of $82.7 million. The Company's net equity in the gain realized by ICII approximated $11.8 million. Noninterest income for 1996 also included $3.7 million related to appreciation on donated ICII stock. The appreciation related to donated shares is offset by a corresponding contribution expense reflected in noninterest expense.

NONINTEREST EXPENSE: Noninterest expense totaled $169.0 million for the year ended December 31, 1997, compared to $128.1 million for 1996. The table below provides the major components of noninterest expense for the periods indicated:

=================================================================================
(IN THOUSANDS)                                            1997             1996
---------------------------------------------------------------------------------
Salary and employee benefits...................         $ 85,065         $ 64,876
Net occupancy expense..........................            9,077            9,165
Furniture and equipment........................            6,702            5,048
Data processing................................            7,525            6,419
Customer services..............................           18,663           11,178
Net real estate and other assets
owned expense..................................              615            1,876
Regulatory assessments.........................              597              298
Professional and legal fees....................           11,892            5,967
Business development...........................            5,154            3,659
Charitable donations...........................            3,802            5,024
Other expense..................................           19,939           14,622
---------------------------------------------------------------------------------
 TOTAL                                                  $169,031         $128,132
=================================================================================

The increase in noninterest expense for the year ended December 31, 1997, compared to 1996 occurred primarily in salaries and employee benefits, customer services, professional and legal fees, and organization costs associated with the pending spin off of Imperial Financial Group ("IFG"). Salaries and bene-fits for the year ended December 31, 1997, reflect the full-year impact of new offices opened during the second half of 1996 and additional offices opened in 1997. The average number of full-time equivalent staff ("FTE") increased to approximately 923 for the year ended December 1997 compared to 787 for 1996. FTE is a staff count that includes a fractional equivalent for part-time staff. The Company opened a new loan production office in Bellevue, Washington, during the second quarter of 1997, and the loan production office in Phoenix, Arizona, (opened in 1996) was expanded into a full-service banking office. During 1996, the Company opened a new banking office in Fresno, California, and loan production offices in Boston, Massachusetts, and Austin, Texas. Incentive compensation, which is tied to Company performance, increased $5.9 million for the year ended December 31, 1997, compared to the prior year.

Customer services expense includes accounting, courier and other deposit-related service costs associated with the demand deposits from the Company's Financial Services Group that services the real estate industry. Customer services expense is a function of the volume of these deposits and interest rates. Customer services expense increased to $18.7 million for the year ended December 31, 1997, from $11.2 million for 1996. For 1997, the increase in customer services expense was primarily due to growth in real estate deposit balances. The average balance of real estate demand deposits increased approximately $306.2 million for the year ended December 31, 1997, over 1996. Professional and legal fees increased $5.9 million for the year ended December 31, 1997, compared to 1996. Professional expense for 1997 includes $5.0 million for the payment of fees associated with a consulting agreement related to the Company's investment in ICII. This expense is offset by gains on the sale of ICII stock included in noninterest income. Other noninterest expense increased $5.3 million in 1997 compared to 1996. The increase is primarily due to costs associated with the upcoming spin off of IFG ($1.2 million); an accrual for the resolution of a lawsuit ($1.1 million); increased postage and messenger costs related to the Company's item processing business and the addition of new offices ($1.1 million); travel ($478,800); and telecommunications ($412,900). A $1.3 million decrease in REO expense partially offset these increases in noninterest expense for 1997.

INCOME TAXES

The Company recorded income tax expense of $36.5 million for the year ended December 31, 1997, representing an effective tax rate of approximately 40.1%. For 1996, the Company's income tax expense and effective tax rate approximated $43.3 million and 41.0%. At December 31, 1997, the Company had a net deferred tax receivable of $354,700, compared to a $1.8 million net deferred tax liability at December 31, 1996.

The Company's net deferred tax receivable is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1998.

DISCONTINUED OPERATION: The Company reported net income of $629,000 from discontinued operations for the year ended December 31, 1997, compared to a net loss of $8.2 million for 1996. In the second quarter of 1996, management made the decision to discontinue the precious metals business which had been engaged in the trading and leasing of precious metals in addition to making loans secured by precious metals. The decision to exit this line of business was made following operational losses for which the Company provided approximately $9.8 million, net of tax, for the year ended December 31, 1996. During the third quarter of 1997, the Company recovered $1.2 million pretax related to previously recorded losses. The Company may receive additional recoveries related to the precious metals business, but not in substantial amounts. The net income (loss) related to the precious metals business is reflected in the Consolidated Statement of Income as "Income (loss) from operations of discontinued operation, net of tax".

ASSET LIABILITY MANAGEMENT
LIQUIDITY: Liquidity management involves the Company's ability to meet the cash flow requirements of its lending and deposit businesses. For the Company, as with most commercial banking institutions, this involves an ongoing process of managing the cash inflows and outflows associated with a commercial deposit base. The Company's ability to acquire new deposits at pricing levels consistent with management's targets is largely based upon its financial condition and capital base.

The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Securities available for sale can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to liabilities) of 20% and to limit gross loans to no more than 80% of deposits. The Company's liquidity ratio and loan to deposit ratio averaged 32% and 67%, respectively, for the year ended December 31, 1997.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long-standing relationship with the real estate services industry which has provided a relatively stable and low cost funding base. Demand deposits averaged $1.5 billion for the year ended December 31, 1997, up from $1.0 billion for 1996. The Company's average demand deposits and average shareholders' equity funded 49% and 46%, respectively, of average total assets for the years ended December 31, 1997 and 1996.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During 1997, the Company experienced a net cash outflow from its investing activities of $1.4 billion. The net outflow from investing activities can be attributed to growth in the Company's loan portfolio, a net $242.9 million increase in securities available for sale and a $408.0 million increase in Federal funds sold. The net outflow from investing activities was offset by $1.3 billion provided by the Company's financing activities. Net cash inflows from financing activities included a $1.2 billion increase in total deposits and $73.3 million provided by the issuance of capital securities.

Imperial Bancorp's ("the Parent Company") liquidity is managed through the purchase and sale of securities available for sale. This activity is directly correlated to the activity in commercial paper. The Parent Company's only source of funds for its annual sinking fund obligations on the Floating Rate Notes and Debentures, interest payments on its Junior Subordinated Debentures (see - "Capital Securities") and other operating expenses is preferred and common stock dividends received from the Bank. The dividends provide the Parent Company with adequate funds to meet its obligations.

INTEREST RATE SENSITIVITY MANAGEMENT: The primary objective of the asset liability management process is to manage the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pretax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pretax net interest income and net interest margin.

Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on and off-balance sheet position, on any particular segment of the balance sheet, and overall profitability.

The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates. The gap is considered to be positive when interest-earning assets exceed interest-bearing liabilities and negative when interest-bearing liabilities exceed interest-earning assets.

================================================================================================================================
                                                                                                                 NON-
                                                           0-3       >3-6      >6-12       >1-5         >5  INTEREST-
AT DECEMBER 31, 1997 (IN THOUSANDS)                     MONTHS     MONTHS     MONTHS      YEARS      YEARS    BEARING      TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
 Trading account securities/(1)/..................  $   35,782 $       -- $       -- $       -- $       -- $       -- $   35,782
 Securities available for sale....................     418,903    144,345     68,404     21,137     16,477         --    669,266
 Securities held to maturity......................          --        966      3,060         --         --         --      4,026
 Federal funds sold and securities purchased under
  resale agreements...............................     765,000         --         --         --         --         --    765,000
 Loans held for sale/(1)/.........................       3,763         --         --         --         --         --      3,763
 Loans:/(2)/
   Commercial loans...............................   2,244,225     10,000      6,095     77,483      3,960      8,675  2,350,438
   Real estate loans..............................     220,843     12,841     31,972    114,320     25,842      1,903    407,721
   Consumer loans.................................      30,063          9         19        358         --         --     30,449
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS                                        $2,495,131 $   22,850 $   38,086 $  192,161 $   29,802 $   10,578 $2,788,608
================================================================================================================================
 Allowance for loan losses........................          --         --         --         --         --    (51,143)   (51,143)
 Non-earning assets...............................          --         --         --         --         --    509,401    509,401
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                       $3,718,579 $  168,161 $  109,550 $  213,298 $   46,279 $  468,836 $4,724,703
================================================================================================================================
Sources of Funds:
 Deposits:
   Demand.........................................          --         --         --         --         --  2,378,830  2,378,830
   Savings........................................      23,375         --         --         --         --         --     23,375
   Money market...................................     939,086         --         --         --         --         --    939,086
   Time - under $100,000..........................      59,409     28,404     37,069      3,661         --         --    128,543
   Time - $100,000 and over.......................     486,747    140,831     71,143      6,043         --         --    704,764
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL DEPOSITS                                     $1,508,617 $  169,235 $  108,212 $    9,704 $       -- $2,378,830 $4,174,598
================================================================================================================================
 Short-term borrowings............................      55,915         --         --         --         --         --     55,915
 Long-term borrowings:
   Floating rate notes and fixed rate debentures..       2,219         --         --      1,038         --         --      3,257
   Capital securities.............................          --         --         --         --     73,314         --     73,314
 Noninterest-bearing liabilities..................          --         --         --         --         --     65,595     65,595
 Equity...........................................          --         --         --         --         --    352,024    352,024
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND EQUITY                       $1,566,751 $  169,235 $  108,212 $   10,742 $   73,314 $2,796,449 $4,724,703
================================================================================================================================
 Gap before derivative instruments................   2,151,828     (1,074)     1,338    202,556    (27,035)        --         --
 Interest rate swaps - capital securities.........          --         --         --         --    (75,000)        --         --
 Interest rate swaps - Time $100.00 and over......      27,000         --         --         --         --         --         --
--------------------------------------------------------------------------------------------------------------------------------
 GAP ADJUSTED FOR DERIVATIVE INSTRUMENTS            $2,178,828 $   (1,074)$    1,338 $  202,556 $ (102,035)$       -- $       --
--------------------------------------------------------------------------------------------------------------------------------
 CUMULATIVE INTEREST SENSITIVITY GAP                $2,178,828 $2,177,754 $2,179,092 $2,381,648 $2,279,613 $       -- $       --
================================================================================================================================
(1)   Trading account securities and loans held for sale are sold within 90 days.
(2)   The noninterest-bearing column consists of nonaccrual loans.
================================================================================================================================

At December 31, 1997, the Company maintained a positive one year gap of approximately $2.2 billion. This positive cumulative gap position indicates that the Company is asset sensitive. A positive gap tends to result in increased net interest income during a period of rising interest rates, but also exposes the Company to decreased interest income during a period of falling interest rates. The Company had a positive cumulative one year gap of $1.1 billion at December 31, 1996. The increase in the positive cumulative one year gap for 1997 compared to 1996 is primarily due to the growth in variable-rate commercial loans. In addition, growth in period-end demand deposits led to increased short-term investments in Federal funds sold.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors and caps with strike prices that generally adjust quarterly and range from 125-200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps were purchased. At December 31, 1997, the Company owned exchange traded floors totaling $5.2 billion that expire at the rate of approximately $1.0 billion per quarter through the first quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of 4.6%. The unrealized gain on the floors approximated $384,000 at December 31, 1997. The unamortized premium relating to the floors was $388,000 at year end. The Company owned no interest rate caps at December 31, 1997.

In the first quarter of 1997, the Company sold $27.0 million of ten-year certificates of deposit with a fixed rate of 7.15%. These long-term certificates of deposit are callable by the Company after one year and semi-annually after that. In order to minimize the interest rate risk of paying out a fixed rate for ten years, the Company executed an interest rate swap transaction with a notional value of $27.0 million in the first quarter of 1997. The interest rate swap requires the Company to pay three-month LIBOR less 10 basis points, quarterly for ten years. Simultaneously, the Company will receive quarterly interest payments at a fixed rate of 7.15% for ten years.

In April 1997, the Company issued $75.0 million of 9.98% capital securities and entered into three fixed for floating interest rate swaps with a total notional value of $75.0 million in order to convert the capital securities to a floating rate. The swaps require the Company to pay three month LIBOR and receive 7.18% on $25.0 million, 7.186% on $25.0 million and 7.187% on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the capital securities. The unrealized gain on the swaps approximated $5.9 million at December 31, 1997.

The impact of the Company's derivative financial instruments discussed above was a $507,300 increase in net interest income and a 2 basis point increase in net interest margin for the year ended December 31, 1997. For the year ended December 31, 1996, the economic impact of the Company's derivative financial investments was a $700,000 increase in net interest income and a 3 basis point increase in net interest margin.

The following table summarizes the Company's derivative instruments at December 31, 1997 and 1996:

===================================================================================================================================
                                                   NOTIONAL     WEIGHTED
AT DECEMBER 31, 1997 (IN THOUSANDS)                  AMOUNT AVERAGE RATE                      TERMS AND MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS PURCHASED
Exchange traded................................  $5,250,000      n/a   $1,000,000 expiring per quarter in first, second, third and
                                                                       $fourth quarter 1998. $1,250,000 expiring first quarter 1999.

INTEREST RATE SWAPS
Time Deposits:
 Pay-3 month LIBOR less 10 basis points........      27,000     5.63%  Matures first quarter 2007, callable by the Company first quarter 1998 and semi-annually thereafter.
   Receive-Fixed rate..........................      27,000     7.15%
Capital securities:
   Pay-3 month LIBOR...........................      75,000     5.75%  Matures second quarter 2007.
   Receive-Fixed rate..........................      75,000     7.18%
-----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996 (IN THOUSANDS)
INTEREST RATE CAPS PURCHASED
Exchange traded...............................   $1,500,000     n/a    $500,000 expiring per quarter in second, third and fourth
                                                                       quarter 1997.
INTEREST RATE FLOORS PURCHASED
Exchange traded...............................    4,000,000     n/a    $500,000 expiring per quarter in 1997. $1,000,000 maturing per quarter in first and second quarter 1998.
Over the counter..............................      500,000     n/a    Expired unexercised in first quarter 1997.
----------------------------------------------------------------------------------------------------------------------------------

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and estimated fair values for the instruments at December 31, 1997. Market risk sensitive instruments are generally defined as on and off balance sheet financial instruments.

==================================================================================================================================
                                                                    EXPECTED MATURITY DATE AT DECEMBER 31, 1997(1)

(IN THOUSANDS)                                       1998              1999              2000              2001              2002
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Trading account assets....................     $   35,782        $       --          $     --          $     --          $     --
 Average interest rate....................           6.60%               --                --                --                --
Investment securities.....................        275,650            21,087                50                --                --
 Average interest rate....................           5.41%             5.80%             7.99%               --                --
Federal funds sold........................        765,000                --                --                --                --
 Average interest rate....................           5.50%               --                --                --                --
Loans held for sale.......................          3,763                --                --                --                --
 Average interest rate....................          11.02%               --                --                --                --
Loans
 Commercial...............................        476,338           179,811           146,690           842,728            96,341
   Average interest rate..................           9.39%             9.00%             8.89%             8.91%             8.98%
 Real estate term.........................         76,787            18,474            66,902            19,747            18,199
   Average interest rate..................           9.10%             9.42%             8.88%             9.11%             8.86%
 Real estate construction.................        144,775            29,992                --                --                --
   Average interest rate..................           9.91%             9.87%               --                --                --
 Consumer.................................         10,754             9,724             9,762               138                71
   Average interest rate..................           9.38%             9.32%             9.32%             7.70%             8.59%
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL FINANCIAL ASSETS.................     $1,788,849        $  259,088          $223,404          $862,613          $114,611
===================================================================================================================================
FINANCIAL LIABILITIES:
Deposits:
 Rate sensitive demand....................     $  282,592        $  226,073          $180,858          $144,687          $115,749
 Savings and money market.................        144,369           134,745           125,120           115,495           105,871
   Average interest rate..................           3.26%             3.26%             3.26%             3.26%             3.26%
 Time certificates of deposit -
  under $100,000..........................        124,881             3,662                --                --                --
   Average interest rate..................           5.70%             6.14%               --                --                --
 Time certificates of deposit -
  over $100,000...........................        698,721             6,043                --                --                --
   Average interest rate.................            5.50%             6.04%               --                --                --
 Short-term borrowings....................         55,915                --                --                --                --
   Average interest rate..................           5.27%               --                --                --                --
 Long-term borrowings.....................          1,128             2,129                --                --                --
   Average interest rate..................           6.10%             7.41%               --                --                --
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL FINANCIAL........................     $1,307,606        $  372,652          $305,978          $260,182          $221,620
===================================================================================================================================
Off-balance sheet financial instruments:
Interest rate swaps.......................     $   27,000        $       --          $     --          $     --          $     --
Interest rate floors purchased............      4,000,000         1,250,000                --                --                --
Spot and forwards to purchase foreign
 currency.................................         76,055                --                --                --                --
Spot and forwards to sell foreign
 currency.................................         75,731                --                --                --                --
===================================================================================================================================
======================================================================================================
                                                      EXPECTED MATURITY DATE AT DECEMBER 31, 1997
                                                                                              FAIR
(IN THOUSANDS)                                       THEREAFTER              TOTAL            VALUE
------------------------------------------------------------------------------------------------------
Financial assets:
Trading account assets....................           $       --         $   35,782       $   35,782
 Average interest rate....................                   --
Investment securities.....................              376,505            673,292          673,292
 Average interest rate....................                 6.25%
Federal funds sold........................                   --            765,000          765,000
 Average interest rate....................                   --
Loans held for sale.......................                   --              3,763            4,120
 Average interest rate....................                   --
Loans
 Commercial...............................              608,530          2,350,438        2,377,887
   Average interest rate..................                 8.88%
 Real estate term.........................               32,845            232,954          220,155
   Average interest rate..................                 7.57%
 Real estate construction.................                   --            174,767          177,877
   Average interest rate..................                   --
 Consumer.................................                   --             30,449           30,347
   Average interest rate..................                   --
-----------------------------------------------------------------------------------------------------
   TOTAL FINANCIAL ASSETS.................           $1,017,880         $4,266,445       $4,284,460
=====================================================================================================
FINANCIAL LIABILITIES:
Deposits:
 Rate sensitive demand....................           $  462,998         $1,412,957       $1,412,957
 Savings and money market.................              336,861            962,461          962,461
   Average interest rate..................                 3.26%
 Time certificates of deposit -
  under $100,000..........................                   --            128,543          128,545
   Average interest rate                                     --
 Time certificates of deposit -
  over $100,000...........................                   --            704,764          704,366
   Average interest rate                                     --
 Short-term borrowings....................                   --             55,915           55,915
   Average interest rate
 Long-term borrowings.....................               73,314             76,571           86,509
   Average interest rate..................                 9.98%
-----------------------------------------------------------------------------------------------------
   TOTAL FINANCIAL LIABILITIES............           $  873,173         $3,341,211       $3,350,753
=====================================================================================================
Off-balance sheet financial instruments:
Interest rate swaps.......................           $  (75,000)                --       $    5,893
Interest rate floors purchased............                   --                 --              384
Spot and forwards to purchase foreign
 currency.................................                   --                 --           (3,239)
Spot and forwards to sell foreign
 currency.................................                   --                 --            3,573
================================================================================================================================
(1) Expected maturities are generally based upon contractual maturities adjusted for anticipated prepayments of principal, and for commercial loans, anticipated renewals. For deposit liabilities, in accordance with standard industry practice, run off factors ranging from 11%-20% per year have been applied depending upon deposit type. The Company categorizes its real estate services demand deposits as rate sensitive because the level of real estate activity and the associated demand balances tend to fluctuate inversely with the level of market interest rates. The actual maturities of the Company's financial instruments could vary substantially depending on future changes in interest rates and economic conditions in its market areas.
================================================================================================================================

BALANCE SHEET ANALYSIS

CASH AND DUE FROM BANKS: Cash and due from banks consists of cash on hand, deposits with correspondent banks and deposits with the Federal Reserve Bank. The Company maintains balances with correspondent banks to cover daily inclearings and other activity. In accordance with Federal Reserve regulations, reserve balances of $16.7 million were maintained in the form of deposits with the Federal Reserve Bank at December 31, 1997. On average, cash and due from banks comprised approximately 7.4% of the Company's average total assets. Cash and due from banks totaled 9% of average total assets in 1996.

SECURITIES: Trading account securities decreased to $35.8 million at December 31, 1997, from $64.9 million for the prior year. During 1997, the Company's trading activity involved primarily SBA loan certificates and foreign currencies. Prior to the closure of the precious metals business in 1996, the Company did engage in trading of precious metals. Approximately $16.0 million of the decrease in trading securities compared to 1996 is due to the termination of precious metals trading activity. Additionally, the balance of SBA loan certificates decreased approximately $11.0 million from the prior year. The balance of trading securities at December 31, 1997, included $26.8 million of SBA loan certificates.

The Company's investment securities portfolio consists primarily of SBA securities, U.S. Treasury securities, U.S. Government agency securities, and mutual funds invested in short-term government securities. The Company currently classifies its entire investment portfolio as available for sale, with the exception of a $4.0 million investment in Industrial Revenue Bonds, in order to maintain flexibility in managing the portfolio and in meeting its liquidity needs. Investment securities are reported in the Company's Consolidated Balance Sheet at their estimated fair value. The unrealized gain on securities available for sale increased to $2.9 million at December 31, 1997, from $1.9 million at December 31, 1996.

The following table illustrates the carrying value of the Company's investment portfolio for each of the past three years.

===================================================================================
AT DECEMBER 31, (IN THOUSANDS)                     1997          1996          1995
-----------------------------------------------------------------------------------
Securities held to maturity:
 Industrial development bonds...............   $  4,026      $  4,193      $  4,376
 Other securities...........................         --            --           599
-----------------------------------------------------------------------------------
   TOTAL                                       $  4,026      $  4,193      $  4,975
===================================================================================
Securities available for sale:
 U.S. Treasury and federal agencies.........   $615,207      $387,667      $245,919
 Mutual funds invested in short-term
  government securities.....................     37,532        31,095        43,052
 Other securities...........................     16,527         7,574         6,341
-----------------------------------------------------------------------------------
   TOTAL                                       $669,266      $426,336      $295,312
===================================================================================

The balance of investment securities increased to $669.3 million at December 31, 1997, from $426.3 million at December 31, 1996. The average balance of investment securities increased by $206.7 million for 1997 compared to 1996. The Company also utilizes Federal funds sold and securities purchased under resale agreements for short-term investments of excess liquidity. The balance of Federal funds sold and securities purchased under resale agreements increased to $765.0 million at December 31, 1997, from $357.0 million at December 31, 1996. The average balance of these investments increased approximately $51.5 million for 1997. The increase in the year-end and average balances of investment securities and Federal funds sold is directly related to growth in demand deposits during 1997.

LOANS HELD FOR SALE: Loans held for sale totaled $3.8 million and $5.5 million at December 31, 1997 and 1996, respectively. The current year-end balance is comprised of SBA loans originated by the Company. The Company sells the guaranteed portion of these loans in the secondary market while retaining the unguaranteed portion for its own portfolio as well as the servicing rights.

LOANS: The Company offers a broad range of products designed to meet the credit needs of its borrowers in targeted industries. The Company's primary lending activities include: commercial loans, asset-based loans, loan syndications, loans to emerging growth companies, SBA loans, and medium-term real estate loans secured by commercial properties and loan participations. The Company also offers construction financing principally for entry level housing.

The following table provides a summary of loans by type at the end of each of the past five years, net of unearned discounts and deferred loan fees:

==========================================================================================================================
AT DECEMBER 31, (IN MILLIONS)                                        1997      1996      1995        1994         1993
--------------------------------------------------------------------------------------------------------------------------
Commercial loans.................................................... $2,350    $1,595    $1,238      $  920       $1,002
Loans secured by real estate:
 Real estate term loans.............................................    233       362       389         337          347
 Interim construction loans.........................................    175        86        65         117          123
Consumer loans......................................................     31        20         7           1            3
--------------------------------------------------------------------------------------------------------------------------
   TOTAL LOANS                                                       $2,789    $2,063    $1,699      $1,375       $1,475
==========================================================================================================================

The loan portfolio totaled $2.8 billion at December 31, 1997, an increase of $726.0 million from the prior year end. Commercial loan balances increased by $755.0 million, or 47%, for 1997 compared to 1996. The Company experienced strong loan demand in its core California markets during 1997. The out-of-state loan production offices opened in 1996 and 1997 also contributed to the Company's loan growth. Management anticipates continued strong loan demand in 1998. The Company made no direct extensions of credit to companies located in Asia during 1997. It did have approximately $10.0 million of government guaranteed loans to the Export-Import Bank outstanding at December 31, 1997. These loans are 90% guaranteed.

Commercial loans comprised 84% of the total loan portfolio at December 31, 1997, an increase from 77% of the total portfolio at December 31, 1996. As illustrated in the following table, the Company's commercial loan portfolio is broadly diversified among many industries including entertainment, high technology, manufacturing, entertainment, health care, real estate services and retail trade with no significant concentrations. The Company experienced loan growth across most industry sectors with substantial growth in loans to entertainment, high technology, manufacturing and retail trade businesses.

The following table sets forth the distribution of average commercial loans by industry type:

===============================================================================================================
                                                                   1997                        1996
                                                          AVERAGE      PERCENT OF     AVERAGE       PERCENT OF
(IN THOUSANDS)                                            BALANCE      PORTFOLIO      BALANCE       PORTFOLIO
---------------------------------------------------------------------------------------------------------------
Industry type:
 Manufacturing.....................................    $  293,410        15.23%    $  144,036        10.47%
 Entertainment.....................................       234,479        12.17        157,603        11.46
 Wholesale trade...................................       168,362         8.74        140,329        10.20
 High technology...................................       164,175         8.52        116,206         8.45
 Health care.......................................       136,283         7.07         94,364         6.86
 Real estate services..............................       122,734         6.37        127,313         9.26
 Title/escrow......................................       122,072         6.34         87,680         6.37
 Professional services.............................       102,361         5.31         80,924         5.88
 Retail trade......................................       101,927         5.29         60,275         4.38
 Gaming............................................        77,355         4.02         44,717         3.25
 Consumers.........................................        62,390         3.24         30,473         2.22
 Distribution......................................        60,167         3.12         45,846         3.33
 Garment...........................................        58,481         3.04         63,641         4.63
 Other.............................................       222,345        11.54        182,083        13.24
--------------------------------------------------------------------------------------------------------------
   TOTAL                                               $1,926,541       100.00%    $1,375,490       100.00%
==============================================================================================================

Total real estate loans decreased $40.0 million to $408.0 million at December 31, 1997, from $448.0 million at December 31, 1996. A decrease in the Company's term real estate loans, due primarily to loan payoffs, was partially offset by increases in construction loans. Growth in the Company's construction loan portfolio occurred primarily in the affordable housing segment of the market. The Company's real estate loans, both term and construction, are secured by first deeds of trust and are distributed among a variety of project types including multi-family residential and retail facilities. While real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. At December 31, 1997, 97% of the Company's real estate loans were geographically concentrated in California and 3% were to borrowers outside of California.

A certain degree of risk is inherent in the extension of credit. The Company assesses and manages credit risk on an ongoing basis through diversification, lending limits, credit review, approval policies and internal monitoring. As a part of the control process, an independent credit review function regularly examines the Company's loan portfolio. In addition, the Company's lending policies require extensive evaluation of new credit requests and continuing internal review of existing credits in order to promptly identify and quantify any evidence of deterioration of quality or potential loss. The Company seeks to manage and control its risk through diversification of the loan portfolio by type of loan, geographic and industry concentration and type of borrower. Diversification helps to reduce risk by minimizing the adverse impact of any single event or set of circumstances.

NONACCRUAL LOANS, RESTRUCTURED LOANS AND REAL ESTATE AND OTHER ASSETS OWNED: The Company recognizes income principally on the accrual basis of accounting. In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income.

Nonaccrual loans totaled $10.6 million at December 31, 1997, compared to $20.4 million at year-end 1996. The decrease in nonaccrual loans from year-end 1996 was due to the sale of a $6.1 million real estate loan, gross charge-offs of loans on nonaccrual status totaling $4.8 million and the receipt of payments on nonaccrual loans totaling approximately $3.8 million. In addition, $1.7 million of nonaccrual loans were transferred to real estate and other assets owned. These decreases in nonaccrual loans compared to the prior year were offset in part by $7.2 million of loans placed on nonaccrual status during 1997. Of the loans placed on nonaccrual status in 1997, $6.7 million were commercial loans and the remainder were mortgage loans. Interest forgone on nonaccrual loans approximated $1.3 million for 1997 and $2.2 million for 1996.

Consistent with prior reporting periods, there were no loans past due 90 days or more that were still accruing interest and all interest associated with nonaccrual loans had been reversed. Interest collected on nonaccrual loans is first applied to the outstanding principal balance unless the loan is returned to accrual status.

Restructured loans, loans outstanding that have had their original terms modified, totaled $24.0 million at December 31, 1997, a $4.7 million reduction from the $28.7 million reported at December 31, 1996. The decrease in restructured loans resulted from the payoff of a $2.5 million loan previously classified as restructured, the removal of $1.6 million of loans from restructured status that performed in accordance with their modified terms for over a year, and the receipt of paydowns on restructured loans totaling $1.0 million. The reduction in restructured loans was offset in part by the addition of a $1.3 million commercial loan during 1997.

Real estate and other assets owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate or other collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the OREO after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and gains and losses on disposal, are reported as noninterest expense. OREO totaled $3.3 million, net of a $1.1 million valuation allowance, at December 31, 1997, and $2.1 million, net of a $769,000 valuation allowance, at December 31, 1996. Additions to OREO totaling $2.7 million for 1997 included real estate of $2.0 million and film distribution rights of $666,000, net of valuation reserves. The Company sold five OREO properties during 1997. The book value of the OREO sold was $1.2 million. The Company is actively marketing the remaining properties.

Detailed information regarding nonaccrual loans, restructured loans and real estate and other assets owned is presented below.

=================================================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                                             1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial loans.....................................................    $ 8,675     $ 9,382     $11,714     $10,884     $23,489
 Real estate loans....................................................      1,903      10,760      17,212       7,272      12,029
 Consumer loans.......................................................         --         248          --          --          --
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL NONACCRUAL LOANS                                                 $10,578     $20,390     $28,926     $18,156     $35,518
=================================================================================================================================
Allowance for loan losses as a percent of
   total nonaccrual loans.............................................      483.5%      176.8%      129.3%      220.7%      120.5%
Total nonaccrual loans as a percent of total loans outstanding........        0.4         1.0         1.7         1.3         2.4
---------------------------------------------------------------------------------------------------------------------------------
RESTRUCTURED LOANS                                                        $23,970     $28,681     $33,608     $ 5,948     $ 4,662
=================================================================================================================================
Real estate and other assets owned:
   Real estate and other assets owned, gross..........................    $ 4,373     $ 2,895     $15,015     $35,446     $58,334
   Less valuation allowance...........................................     (1,089)       (769)     (4,686)     (6,475)     (3,084)
---------------------------------------------------------------------------------------------------------------------------------
   REAL ESTATE AND OTHER ASSETS OWNED, NET                                $ 3,284     $ 2,126     $10,329     $28,971     $55,250
=================================================================================================================================
   TOTAL                                                                  $37,832     $51,197     $72,863     $53,075     $95,430
=================================================================================================================================

The following tables provide information on impaired loans for the periods indicated:

====================================================================================
                                              NET
                                         CARRYING         SPECIFIC               NET
(IN THOUSANDS)                              VALUE        ALLOWANCE           BALANCE
------------------------------------------------------------------------------------
December 31, 1997
 Loans with specific
  allowances....................         $ 85,612        $ (11,881)         $ 73,731
 Loans without specific
  allowances....................            7,374               --             7,374
------------------------------------------------------------------------------------
                      TOTAL              $ 92,986        $ (11,881)         $ 81,105
====================================================================================
December 31, 1996
 Loans with specific
  allowances....................          102,116          (14,993)           87,123
 Loans without specific
  allowances....................           15,484               --            15,484
------------------------------------------------------------------------------------
                      TOTAL              $117,600        $ (14,993)         $102,607
====================================================================================

Impaired loans were classified as follows:

===============================================================================
AT DECEMBER 31, (IN THOUSANDS)                      1997               1996
-------------------------------------------------------------------------------
Current....................................      $79,109           $ 97,210
Past due...................................        3,299                 --
Nonaccrual.................................       10,578             20,390
-------------------------------------------------------------------------------
 TOTAL                                           $92,986           $117,600
===============================================================================

At December 31, 1997 and 1996, the Company had classified $93.0 million and $117.6 million, respectively, of its loans as impaired with specific reserves of $11.9 million and $15.0 million, respectively. A significant portion, 83% at December 31, 1997, and 77% at December 31, 1996, of the impaired loans were secured by real estate. The Company's average recorded investment in impaired loans for the years ended December 31, 1997 and 1996, was $101.3 million and $131.0 million, respectively. During 1997 and 1996, total interest recognized on impaired loans, on a cash basis, was $8.5 million and $10.3 million, respectively.

ALLOWANCE AND PROVISION FOR LOAN LOSSES: A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. Management performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at December 31, 1997, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At December 31, 1997, the allowance for loan losses amounted to $51.1 million, or 1.83% of total loans, compared to $36.1 million, or 1.75% of total loans, at December 31, 1996. The following table summarizes activity in the allowance for loan losses for the periods indicated:

===============================================================================================================================
(IN THOUSANDS)                                                1997           1996           1995         1994           1993
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
    Balance, beginning of year............................ $   36,051     $   37,402     $   40,072   $   42,800     $   39,219
Loans charged off:
    Commercial............................................     (8,938)        (7,265)       (13,432)      (9,120)       (27,396)
    Real estate...........................................     (1,423)        (3,734)        (7,470)      (8,506)       (10,148)
    Consumer..............................................         (4)           (26)           (60)        (108)          (704)
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL LOANS CHARGED OFF                                 $  (10,365)    $  (11,025)    $  (20,962)  $  (17,734)    $  (38,248)
-------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
 Commercial...............................................      1,056          2,745          1,690        2,729          1,506
 Real estate..............................................      1,493             12            445           47            118
 Consumer.................................................         19             21             35           56            191
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL LOAN RECOVERIES                                   $    2,568     $    2,778     $    2,170   $    2,832     $    1,815
-------------------------------------------------------------------------------------------------------------------------------
 Net loans charged off....................................     (7,797)        (8,247)       (18,792)     (14,902)       (36,433)
 Net effect of deconsolidation of
   Imperial Credit Industries, Inc........................         --             --             --           --         (1,963)
 Provision for loan losses................................     22,892          6,881         16,122       12,174         41,977
 Provision for loan losses of discontinued operation......         (3)            15             --           --             --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                       $   51,143     $   36,051     $   37,402   $   40,072     $   42,800
-------------------------------------------------------------------------------------------------------------------------------
LOANS OUTSTANDING AT END OF YEAR                           $2,788,608     $2,063,048     $1,699,347   $1,375,146     $1,474,759
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE AMOUNT OF LOANS OUTSTANDING                        $2,397,626     $1,836,864     $1,540,940   $1,361,630     $1,481,231
-------------------------------------------------------------------------------------------------------------------------------
 Ratio of net charge-offs to average loans................       0.33%          0.45%          1.22%        1.09%          2.46%
 Ratio of allowance for loan losses to average loans......       2.13           1.96           2.43         2.94           2.89
 Ratio of allowance for loan losses to loans
   outstanding at end of year. ...........................       1.83           1.75           2.20         2.91           2.90
 Ratio of provision for loan losses to net chargeoffs.....        294             83             86           82            115
===============================================================================================================================

The provision for loan losses totaled $22.9 million for the year ended December 31, 1997, a substantial increase from $6.9 million for the year ended December 31, 1996. The increase in the provision is primarily due to the change in risk within the loan portfolio due to new loan products and expansion into new geographic areas. Net charge-offs totaled $7.8 million for 1997, down slightly from $8.2 million for 1996. As a percentage of average loans outstanding, net charge-offs were 0.33% and 0.45%, respectively, for the years ended December 31, 1997 and 1996.

Although the Company evaluates the adequacy of its allowance on an overall basis rather than by specific categories of loans, the following table reflects management's allocation of the allowance for loans losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

===============================================================================================================================
        AT DECEMBER 31, (IN THOUSANDS)     1997      %       1996      %       1995      %       1994      %       1993      %
-------------------------------------------------------------------------------------------------------------------------------
Commercial............................    $22,889    84%    $17,545    77%    $17,365    73%    $24,628    66%    $29,196    67%
Real Estate...........................     13,120    15      16,248    22      16,773    26      11,515    33      10,161    32
Consumer..............................        100     1         165     1         809     1         175     1         433     1
Unallocated...........................     15,034    --       2,093    --       2,455    --       3,754    --       3,010    --
-------------------------------------------------------------------------------------------------------------------------------
 TOTAL                                    $51,143   100%    $36,051   100%    $37,402   100%    $40,072   100%    $42,800   100%
===============================================================================================================================

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

FUNDING SOURCES

DEPOSITS: Total deposits increased to $4.2 billion at December 31, 1997, from $3.0 billion at December 31, 1996. Noninterest-bearing demand deposits comprised 57% and 50%, respectively, of total deposits at December 31, 1997 and 1996. Average demand deposits were $1.5 billion for 1997, a $471.5 million, or 46%, increase from 1996. Average interest-bearing time deposits grew $252.5 million, or 18%, in 1997. A $283.9 million increase in average money market deposits compared to the prior year was partially offset by a $34.1 million decrease in the average balance of time certificates of deposit. The growth in average MMDA balances for 1997 includes $100.9 million from bankruptcy accounts and approximately $83.7 million from real estate services depositors.

OTHER BORROWINGS: The Company uses short-term borrowings as a means to manage the interest rate sensitivity and liquidity position of the balance sheet. Short-term borrowings generally consist of Federal funds purchased, obligations under securities repurchase agreements, commercial paper and Treasury, tax and loan notes. Average short-term borrowings totaled $76.3 million for 1997 compared to $61.4 million for 1996.

CAPITAL: Until 1997, the primary source of new capital for the Company, has been retained earnings from operations, with the exception of its long-term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. On April 23, 1997, Imperial Capital Trust, a wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities. See - "Capital Securities." At December 31, 1997, shareholders' equity totaled $352.0 million, a 23% increase over the $286.4 million reported at December 31, 1996. The Company recorded an additional $4.8 million in 1997 and $4.1 million in 1996 of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction for the difference between the option price and the market value of shares issued. The tax benefit associated with shares exercised during 1997 and 1996, which is recorded as a component of shareholders' equity, approximated $7.6 million in 1997 and $3.2 million in 1996.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Federal law requires each Federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at December 31, 1997, were 11.14% and 12.48%, respectively, compared to 9.96% and 11.24%, respectively, for 1996. The capital securities discussed above qualify as Tier 1 capital and therefore contributed to the increase in the Company's capital ratios in 1997.

The following table compares the Company's actual capital ratios at December 31, 1997 and 1996, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes.


====================================================================================================================================
                                                                                                       TO BE WELL CAPITALIZED UNDER
                                                                                                         PROMPT CORRECTIVE ACTION
                                                          ACTUAL      FOR CAPITAL ADEQUACY PURPOSES              PROVISIONS
(IN THOUSANDS)                                        AMOUNT    RATIO      AMOUNT     RATIO                  AMOUNT      RATIO
====================================================================================================================================
At December 31, 1997
Total capital (to risk weighted assets):
       Company.....................................  $471,898   12.48%  > $302,542    >8.0%               > $378,178     >10.0%
       Bank........................................   398,741   10.65   >  299,519    >8.0%               >  374,398     >10.0%
Tier I capital (to risk weighted assets):
       Company.....................................  $421,321   11.14%  > $151,271    >4.0%               > $226,907      >6.0%
       Bank........................................   351,890    9.40   >  149,759    >4.0%               >  224,639      >6.0%
Tier I capital (to average assets):
       Company.....................................  $421,321   10.28%  > $122,973    >3.0%               > $204,954      >5.0%
       Bank........................................   351,890    8.70   >  121,405    >3.0%               >  202,342      >5.0%
-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1996
Total capital (to risk weighted assets):
       Company.....................................  $320,708   11.24%  > $227,927    >8.0%               > $284,909     >10.0%
       Bank........................................   296,024   10.48   >  226,013    >8.0%               >  282,516     >10.0%
Tier I capital (to risk weighted assets):
       Company.....................................  $284,248    9.96%  > $113,964    >4.0%               > $170,945      >6.0%
       Bank........................................   260,654    9.23   >  113,006    >4.0%               >  169,509      >6.0%
Tier I capital (to average assets):
       Company.....................................  $284,248    9.32%  > $ 90,297    >3.0%               > $151,042      >5.0%
       Bank........................................   260,654    8.66   >   90,297    >3.0%               >  150,496      >5.0%
====================================================================================================================================

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The leverage ratio is defined as Tier I capital divided by average total assets for the most recent quarter. The minimum leverage ratio applies to banking organizations that do not anticipate significant growth and have well-diversified risk, excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have leverage ratios of at least 4% to 5%. The Company's leverage ratio was 10.28% at December 31, 1997, compared to 9.32% for the prior year, well in excess of the minimum regulatory requirement.

The Company's pro forma Tier I, total and leverage capital ratios at December 31, 1997, reflecting the spin off of IFG were 10.18%, 11.53% and 9.25%, respectively. See - "Unaudited Pro Forma Financial Information."

CAPITAL SECURITIES

On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities"), together with the Capital Securities, (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

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

Upon the repayment on December 31, 2026, the stated maturity date, or prepayment prior to this date of the Junior Subordinated Debentures, the proceeds from such repayment or prepayment shall be applied to redeem the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption at the applicable redemption price. At maturity, the redemption price shall equal the principal of and accrued and unpaid interest on the Junior Subordinated Debentures. Subject to the Company having received prior approval of the Board of Governors of the Federal Reserve System, if then required under applicable capital guidelines or policies of the Federal Reserve, the Junior Subordinated Debentures will be prepayable prior to the maturity date at the option of the Company on or after June 30, 2007, in whole or in part, at a prepayment price equal to 105.113% of the principal amount thereof on the prepayment date, declining ratably on each June 30 thereafter to 100% on or after June 30, 2017, plus accrued and unpaid interest thereon to the date of prepayment.

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at December 31, 1997.

The Company used $30.0 million of the net proceeds from the sale of the Junior Subordinated Debentures to make an additional investment in the Bank during 1997. An additional $37.2 million investment was made in the Bank in January 1998. The remainder of the proceeds will be used for general corporate purposes or may be used for additional capital contributions to the Bank or to pursue investment opportunities. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.3 million at December 31, 1997.

YEAR 2000

To fulfill the Company's fiduciary responsibility and ensure compliance with regulatory requirements, the Company has established a year 2000 project team ("the Team"). The Team has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to ensure that date-sensitive data continues to be processed correctly. Incorporated into the Team's mission statement is to have the Company year 2000 compliant by year-end 1998. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Team presently believes that, with modifications to existing software and minimal conversions to new software, the year 2000 will not pose significant operational problems for the Company's computer systems. Based on the Team's identification and analysis of necessary year 2000 modifications and enhancements, the Company does not anticipate incurring significant incremental costs related to the year 2000 project.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 130 - REPORTING COMPREHENSIVE INCOME: Statement of Financial Accounting Standards No. 130 ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION: SFAS No. 131 establishes standards for the way that public business enterprise report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

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

SEC RULE ON DISCLOSURES ABOUT DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS: The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements were effective for the quarter ended June 30, 1997. The rule amendments that required expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K included herein.

COMPARISON OF 1996 VERSUS 1995

Net income for the year ended December 31, 1996, increased 134% to $54.1 million, or $1.38 per diluted share, from $23.2 million, or $0.61 per diluted share for 1995. Net income for 1996 includes an after-tax gain of $21.0 million realized from the sale of a portion of the Company's investment in ICII, and an additional $6.8 million after-tax gain realized from ICII's gain associated with the sale of a portion of its investment in Southern Pacific Funding Corporation through an initial public offering. These gains were partially offset by losses of $8.2 million, net of tax, associated with the Company's discontinued precious metals operation. Net income for 1995 includes a $3.7 million after-tax gain on the sale of merchant card accounts. Income as measured by the return on average total assets was 1.94% for the twelve months ended December 31, 1996, compared to 1.00% for the twelve months ended December 31, 1995. Return on average shareholders' equity was 20.83% for the year ended December 31, 1996, a significant increase from the 11.03% return on average shareholders' equity for 1995.

Core net income, income excluding gains on the sale of ICII and SPFC stock, discontinued operations, donations of ICII stock to nonprofit organizations and gains on the sale of merchant accounts, increased 88% to $33.7 million for the year ended December 31, 1996, from $18.0 million for 1995. Diluted earnings per share based on core net income was $0.86 and $0.47, respectively, for 1996 and 1995. Core net income as measured by the return on average total assets was 1.21% for the year ended December 31, 1996, compared to 0.77% for the year ended December 31, 1995. Core net income as measured by the return on average shareholders' equity was 12.97% for the year ended December 31, 1996, compared to 8.55% for 1995.

Earnings per share calculations have been adjusted for a 10% stock dividend paid to shareholders of record on February 17, 1997, and for a three-for-two stock split announced on January 21, 1998, payable to shareholders of record on February 2, 1998. Earnings per share data for the current year and all prior periods presented reflects the adoption of SFAS No. 128, "Earnings Per Share."

At December 31, 1996, the Company's total assets were $3.4 billion, total loans were $2.1 billion and shareholders' equity totaled $286.4 million. This compares favorably to total assets of $2.8 billion, total loans of $1.7 billion and shareholders' equity of $228.2 million at December 31, 1995.

Nonaccrual loans decreased to $20.4 million at December 31, 1996, from $28.9 million at December 31, 1995. Decreases in nonaccrual loans due to paydowns, charge-offs and loans brought current approximating $16.9 million were partially offset by $8.6 million of commercial loans placed on nonaccrual status during 1996. The balance of OREO, net of valuation allowances, decreased to $2.1 million at December 31, 1996, from $10.3 million at December 31, 1995. Total OREO expense, net of gains (losses) on the sale of OREO, decreased to $1.9 million for 1996 from $8.5 million for 1995.

For the year ended December 31, 1996, the provision for loan losses decreased to $6.9 million from $16.1 million for the year ended December 31, 1995. Net charge-offs decreased to $8.2 million for 1996 from $18.8 million for 1995. As a percentage of average loans outstanding, net charge-offs were 0.45% and 1.22%, respectively, for the years ended December 31, 1996 and 1995. The allowance for loan losses was $36.1 million or 1.75% of total loans at December 31, 1996, compared to $37.4 million, or 2.2% of total loans, at December 31, 1995.

Net interest income and net interest margin for the year ended December 31, 1996, were $141.1 million and 5.8%. This compares to net interest income and net interest margin of $114.6 million and 5.7% for the year ended December 31, 1995. Net interest income and net interest margin were negatively impacted in 1995 by derivative financial instruments. Derivatives resulted in a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin for the year ended December 31, 1995. Excluding the $7.2 million reduction in net interest income for the year ended December 31, 1995, the net interest margin decreased by approximately 32 basis points for 1996 compared to 1995. The decrease in net interest margin was primarily due to decreases in the Company's base lending rate which averaged 8.29% for 1996 compared to 8.83% for 1995.

Excluding the impact of derivatives, net interest income increased $19.3 million in 1996 over 1995. The increase in net interest income was achieved despite the 54 basis point decline in the Company's average base loan rate due to the growth in loan balances. Average loan balances grew by $295.9 million for 1996 compared to 1995.

Noninterest income for the year ended December 31, 1996, totaled $99.5 million, compared to $43.5 million for 1995. As discussed above, the Company's noninterest income for 1996 was significantly impacted by non-core items. Excluding non-core items, noninterest income for 1996 increased $10.4 million or 28% over 1995. The increase in core noninterest income for 1996 is due to the following: service charges on deposits increased $564,000, higher gains on the origination and sale of SBA loans due to increased volume totaling $1.0 million; trust fee income generated by Imperial Trust Company increased by $946,000 due to an increase in assets under management and to fees associated with a custodial TCD business; other service charges and fees increased by $3.0 million due to loan processing and servicing fees, commissions on sales of nonproprietary mutual funds and item processing fees, and international fees increased $573,000. Partially offsetting the overall increase in noninterest income was a $2.5 million decrease in merchant card processing fees that resulted from the fourth quarter 1995 sale of a portion of the Company's merchant card accounts.

Noninterest expense totaled $128.1 million for the year ended December 31, 1996, compared to $110.3 million for 1995. The increase in noninterest expense was partially attributable to the charitable donation of ICII stock during 1996 and to a recovery of $1.1 million related to the settlement of a lawsuit in 1995. Excluding these non-core items, noninterest expense increased $11.7 million in 1996 compared to 1995. The largest increase occurred in salaries and benefits expense which grew $17.2 million over 1995. In 1996, the Company opened a new banking office in Fresno, California, and loan production offices in Boston, Massachusetts, Austin, Texas, and Phoenix, Arizona. Incentive compensation expense, which is tied to Company performance, increased $4.8 million in 1996 compared to 1995. In addition, the Company adopted an additional deferred compensation plan on January 1, 1996, that added approximately $3.2 million to benefit expense for the year.

Customer services expense increased $2.3 million in 1996 compared to 1995. The increase in customer services expense is directly related to the growth in deposit balances maintained by the Company's real estate services depositors. Professional and legal expense increased $2.4 million in 1996 over 1995. Approximately $1.3 million of the increase was for outside consultants who assisted with the development and implementation of revenue enhancement and cost containment programs.

The increases in noninterest expense were partially offset by decreases in several expense categories. Regulatory assessments decreased $2.9 million in 1996 due to a reduction in the FDIC deposit insurance premium. The $1.3 million decrease in data processing costs in 1996 compared to 1995 is due in part to the sale of the Company's merchant card accounts in the fourth quarter of 1995. OREO expense decreased to $1.9 million for 1996 from $8.5 million for 1995 due to the reduction in the number of OREO properties.

CONSOLIDATED BALANCE SHEET

=================================================================================================================
IMPERIAL BANCORP AND SUBSIDIARIES
AT DECEMBER 31, (IN THOUSANDS, EXCEPT SHARE DATA)                                           1997           1996
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks................................................................. $  316,600     $  325,014
Trading instruments.....................................................................     35,782         64,887
Securities available for sale...........................................................    669,266        426,336
Securities held to maturity (market value of $4,026 and
           $4,193 for 1997 and 1996, respectively)......................................      4,026          4,193
Federal funds sold and securities purchased under resale agreements.....................    765,000        357,000
Loans held for sale (market value of $4,120 and
           $6,058 for 1997 and 1996, respectively)......................................      3,763          5,531
Loans:
 Loans, net of unearned income and deferred loan fees...................................  2,788,608      2,063,048
   Less allowance for loan losses.......................................................    (51,143)       (36,051)
------------------------------------------------------------------------------------------------------------------
   TOTAL NET LOANS                                                                       $2,737,465     $2,026,997
------------------------------------------------------------------------------------------------------------------
Premises and equipment, net.............................................................     23,091         18,413
Accrued interest receivable.............................................................     22,212         15,547
Real estate and other assets owned, net.................................................      3,284          2,126
Current income taxes receivable.........................................................      6,086          3,685
Deferred tax asset (liability)..........................................................        355         (1,792)
Investment in Imperial Credit Industries, Inc...........................................     75,001         57,736
Other assets............................................................................     64,348         44,497
------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                          $4,726,279     $3,350,170
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand................................................................................. $2,378,830     $1,465,324
 Savings................................................................................     23,375         17,324
 Money market...........................................................................    939,086        596,967
 Time - under $100,000..................................................................    128,543        169,493
 Time - $100,000 and over...............................................................    704,764        701,169
------------------------------------------------------------------------------------------------------------------
   TOTAL DEPOSITS                                                                        $4,174,598     $2,950,277
------------------------------------------------------------------------------------------------------------------
Accrued interest payable................................................................      5,205          5,943
Short-term borrowings...................................................................     55,915         44,897
Long-term borrowings:
 Floating rate notes and fixed rate debentures..........................................      3,257          4,455
 Capital securities of subsidiary trust:
   Company-obligated mandatorily redeemable capital
      securities of subsidiary trust holding solely.....................................     73,314              -
    junior subordinated deferrable interest debentures of the Company, net
Other liabilities.......................................................................     61,966         58,247
------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                                     $4,374,255     $3,063,819
------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
 Common stockno par, 50,000,000 shares authorized; 39,236,034 shares at December 31, 1997,
  and 34,619,573 shares at December 31, 1996, issued and outstanding....................    236,186        163,748
   Unrealized gain on securities available for sale, net of taxes.......................      1,682          1,206
   Retained earnings....................................................................    114,156        121,397
------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                            $  352,024     $  286,351
------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $4,726,279     $3,350,170
------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
==================================================================================================================

                                      30

CONSOLIDATED STATEMENT OF INCOME

================================================================================================================================
IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS, EXCEPT PER SHARE DATA)                              1997         1996        1995
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Loans........................................................................................    $233,124    $173,734     $143,627
 Trading instruments..........................................................................       2,473       2,971        3,516
 Securities available for sale................................................................      33,239      21,675       17,349
 Securities held to maturity..................................................................         292         306          311
 Federal funds sold and securities purchased under resale agreements..........................      13,145       9,970        9,707
 Loans held for sale                                                                                   699         500          269
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                          $282,972    $209,156     $174,779
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits.....................................................................................      72,786      64,551       55,491
 Short-term borrowings........................................................................       4,072       3,160        4,135
 Long-term borrowings.........................................................................       4,779         343          528
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                         $ 81,637    $ 68,054     $ 60,154
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income...........................................................................     201,335     141,102      114,625
Provision for loan losses.....................................................................      22,892       6,881       16,122
-----------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            $178,443    $134,221     $ 98,503
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts..........................................................       5,473       4,892        4,328
 Trust fees...................................................................................       7,840       8,592        7,646
 Gain on origination and sale of loans........................................................       3,944       3,222        2,265
 Equity in net income of Imperial Credit Industries, Inc......................................      20,260      21,444        5,192
 Other service charges and fees...............................................................      10,622       4,981        1,932
 Merchant and credit card fees................................................................       3,570       2,395        4,855
 International fees...........................................................................       7,857       5,141        4,568
 Gain on securities available for sale........................................................         987         229          260
 Gain on trading instruments..................................................................       4,482       3,197        2,852
 Gain on sale of merchant card accounts.......................................................           -           -        6,400
 Gain on sale of investment in Imperial Credit Industries, Inc................................       4,977      25,650            -
 Gain resulting from sale of stock by Imperial Credit Industries, Inc.........................           -      10,761            -
 Gain on exercise and sale of stock warrants..................................................       4,317       1,529        1,553
 Gain on sale of equity investment............................................................       3,544         311            -
 Appreciation of donated Imperial Credit Industries, Inc. common stock........................       2,816       3,698            -
 Other income.................................................................................         949       3,449        1,695
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST INCOME                                                                       $ 81,638    $ 99,491     $ 43,546
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits.................................................................      85,065      64,876       47,702
 Net occupancy expense........................................................................       9,077       9,165        8,861
 Furniture and equipment......................................................................       6,702       5,048        4,935
 Data processing..............................................................................       7,525       6,419        7,738
 Customer services............................................................................      18,663      11,178        8,842
 Net real estate and other assets owned expense...............................................         615       1,876        8,508
 Regulatory assessments.......................................................................         597         298        3,225
 Professional and legal fees..................................................................      11,892       5,967        3,526
 Business development.........................................................................       5,154       3,659        3,079
 Charitable donations.........................................................................       3,802       5,024          142
 Other expense................................................................................      19,939      14,622       13,766
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST EXPENSE                                                                      $169,031    $128,132     $110,324
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes.........................................      91,050     105,580       31,725
Income tax provision..........................................................................      36,502      43,278       10,071
-----------------------------------------------------------------------------------------------------------------------------------
  INCOME FROM CONTINUING OPERATIONS                                                               $ 54,548    $ 62,302     $ 21,654
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued operation, net of tax...........................         629      (8,168)       1,523
-----------------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                                      $ 55,177    $ 54,134     $ 23,177
-----------------------------------------------------------------------------------------------------------------------------------
 Basic earnings per share from continuing operations..........................................       $1.41       $1.66        $0.60
 Diluted earnings per share from continuing operations........................................       $1.34       $1.59        $0.57
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

============================================================================================================================
IMPERIAL BANCORP AND SUBSIDIARIES                             NUMBER                   UNREALIZED                      TOTAL
                                                            OF SHARES     COMMON       GAIN (LOSS)   RETAINED  SHAREHOLDERS'
(IN THOUSANDS, EXCEPT NUMBER OF SHARES DATA)              OUTSTANDING      STOCK    ON SECURITIES    EARNINGS         EQUITY
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                 19,248,914   $117,144         $   (847)   $ 81,479       $197,776
============================================================================================================================
 Net income-1995........................................           --         --               --      23,177         23,177
 Stock dividends........................................      961,526      9,936               --      (9,947)           (11)
 Common stock issued under employee stock option plans..      626,886      3,377               --          --          3,377
 Retirement of common stock.............................     (105,638)    (1,538)              --          --         (1,538)
 Tax benefit of employee stock options..................                   1,861               --          --          1,861
 Net change in unrealized gain on securities
   available for sale, net of taxes.....................           --         --            3,594          --          3,594
----------------------------------------------------------------------------------------------------------------------------
 NET INCREASE                                               1,482,774     13,636            3,594      13,230         30,460
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                 20,731,688   $130,780         $  2,747    $ 94,709       $228,236
============================================================================================================================
 Net income-1996........................................           --         --               --      54,134         54,134
 Stock splits and dividends.............................   13,198,389     27,417               --     (27,446)           (29)
 Common stock issued under employee stock option plans..      804,018      4,140               --          --          4,140
 Retirement of common stock.............................     (114,522)    (1,788)              --          --         (1,788)
 Tax benefit of employee stock options..................           --      3,199               --          --          3,199
 Net change in unrealized gain on securities
   available for sale, net of taxes.....................           --         --           (1,541)         --         (1,541)
-----------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE)                                   13,887,885     32,968           (1,541)     26,688         58,115
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                 34,619,573   $163,748         $  1,206    $121,397       $286,351
============================================================================================================================
 Net income-1997........................................           --         --               --      55,177         55,177
 Stock splits and dividends.............................    3,482,784     62,400               --     (62,418)           (18)
 Common stock issued under employee stock option plans..    1,277,619      4,787               --          --          4,787
 Retirement of common stock.............................     (115,742)    (1,928)              --          --         (1,928)
 Common stock repurchased...............................      (28,200)      (470)              --          --           (470)
 Tax benefit of employee stock options..................           --      7,649               --          --          7,649
 Net change in unrealized gain on securities
   available for sale, net of taxes.....................           --         --              476          --            476
============================================================================================================================
 NET INCREASE (DECREASE)                                    4,616,461     72,438              476      (7,241)        65,673
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                 39,236,034   $236,186         $  1,682    $114,156       $352,024
============================================================================================================================
See accompanying notes to consolidated financial statement

============================================================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS

===============================================================================================================================
IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                                           1997            1996           1995
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income........................................................................   $    55,177    $    54,134    $    23,177
 Adjustments for non-cash charges (credits):
   Depreciation and amortization...................................................       (14,155)        (3,387)         1,775
   Accretion of purchase loan discount.............................................           (37)          (227)        (2,129)
   Provision for loan losses.......................................................        22,892          6,881         16,122
   Provision for operational losses in discontinued operation......................            --         15,485             --
   Provision for real estate and other assets owned................................           556            476          4,547
   Equity in net income of Imperial Credit Industries, Inc.........................       (20,260)       (21,444)        (5,192)
   Gains - Imperial Credit Industries, Inc. stock..................................        (4,977)       (36,411)            --
   Gain on exercise and sale of stock warrants.....................................        (4,317)        (1,529)        (1,553)
   Gain on sale of equity investment...............................................         3,544            311             --
   (Gain) loss on sale of real estate and other assets owned.......................          (352)           151           (459)
   Loss (gain) on sale of premises and equipment...................................             9             --            (27)
   (Benefit) provision for deferred taxes..........................................        (2,147)         6,621          5,018
   Write down for impairment of equity investment..................................            --             --          1,500
   Gain on securities available for sale...........................................          (987)          (229)          (260)
   Net change in trading instruments...............................................        29,105        (24,837)        33,978
   Net change in loans held for sale...............................................         1,768         (2,883)        (1,880)
   Net change in accrued interest receivable.......................................        (6,665)          (263)        (2,515)
   Net change in accrued interest payable..........................................          (738)           367            367
   Net change in income taxes receivable...........................................         2,401         (4,506)        (5,453)
   Net change in other liabilities.................................................         3,719         17,358          8,462
   Net change in other assets                                                             (19,851)       (11,552)          (754)
-------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                $    44,685    $    (5,484)   $    74,724
===============================================================================================================================
Cash flows from investing activities
 Proceeds from securities held to maturity.........................................           167            183            170
 Purchase of securities held to maturity...........................................            --             --           (499)
 Proceeds from sale of securities available for sale...............................     2,901,745      2,785,935      1,592,179
 Proceeds from maturities of securities available for sale.........................       602,342        294,223        503,136
 Purchase of securities available for sale.........................................    (3,745,226)    (3,208,635)    (1,997,393)
 Proceeds from sale of Imperial Credit Industries, Inc. common stock...............         7,156         35,079             --
 Proceeds from exercise and sale of stock warrants.................................         4,458          1,529          1,553
 Net change in Federal funds sold and securities
     purchased under resale agreements.............................................      (408,000)        68,300       (148,800)
 Net change in loans...............................................................      (716,649)      (358,612)      (336,201)
 Capital expenditures..............................................................       (10,146)        (6,425)        (4,083)
 Proceeds from sale of real estate and other assets owned..........................           875          4,207         16,381
 Proceeds from sale of premises and equipment......................................           353             --             21
-------------------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                              $(1,362,925)   $  (384,216)   $  (373,536)
===============================================================================================================================
Cash flows from financing activities:
 Net change in demand deposits, savings and money market accounts..................     1,261,676        482,513        150,077
 Net change in time deposits.......................................................       (37,355)       104,148        253,829
 Net change in short-term borrowings...............................................        11,018       (114,739)       (31,283)
 Proceeds from issuance of capital securities, net.................................        73,314             --             --
 Retirement of long-term borrowings................................................        (1,198)        (1,451)        (2,247)
 Proceeds from exercise of employee stock options..................................         2,859          2,352          1,839
 Repurchase of common stock........................................................          (470)            --             --
 Other.............................................................................           (18)           (27)           (11)
-------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          $ 1,309,826    $   472,796    $   372,204
-------------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN CASH AND DUE FROM BANKS                                              $    (8,414)   $    82,996    $    73,392
-------------------------------------------------------------------------------------------------------------------------------
   CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                         $   325,014    $   242,018    $   168,626
-------------------------------------------------------------------------------------------------------------------------------
   CASH AND DUE FROM BANKS, END OF YEAR                                               $   316,600    $   325,014    $   242,018
===============================================================================================================================
See accompanying notes to consolidated financial statements.
===============================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of Imperial Bancorp (the "Company") and its wholly-owned subsidiaries are summarized below. Certain accounts in the Consolidated Financial Statements for 1996 and 1995 have been reclassified to conform with the current year presentation.

(a) PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The principal subsidiary is Imperial Bank (the "Bank"), a commercial bank located in California. All material intercompany balances and transactions have been eliminated.

At December 31, 1997, the Company owned 8.9 million shares of Imperial Credit Industries, Inc. ("ICII") stock at an equivalent book value of $8.21 per share, representing approximately 23% of all outstanding ICII shares. The Company does not exercise significant control over the operations of ICII, and therefore, the results of ICII operations are accounted for in the Company's Consolidated Financial Statements as an equity investment. The results of operations of ICII are reflected as "Equity in net income of Imperial Credit Industries, Inc." in the Consolidated Statement of Income.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the allowances for loan losses and real estate and other assets owned. While management believes that these allowances are currently adequate, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically review the allowances for loan losses and real estate and other assets owned. Such agencies may require the Company to recognize additions to these allowances based on their judgments about information available to them at the time of their examination.

(c) INVESTMENTS

Purchases and sales of investments are recorded on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income on securities held to maturity and securities available for sale using the interest method in the Consolidated Statement of Income.

TRADING ACCOUNTS


  SECURITIES: Trading securities, primarily the guaranteed portion of Small Business Administration ("SBA") loans, are carried at market value with unrealized market value adjustments recorded in the Consolidated Statement of Income as "Gain on trading instruments."

  FOREIGN EXCHANGE: Trading positions in foreign currencies, including spot, forward and futures positions, are valued at prevailing market rates. Realized and unrealized gains and losses are included in noninterest income as "Gain on trading instruments."

SECURITIES AVAILABLE FOR SALE

The Company holds certain securities, primarily U.S. Treasury and federal agency securities and mutual funds invested in short-term government securities, to manage its overall liquidity. These securities are carried at fair value. Unrealized gains and losses are excluded from income and reported as a separate component of shareholders' equity reflected as "Unrealized gain on securities available for sale, net of taxes" in the Consolidated Balance Sheet and Statement of Changes in Shareholders' Equity, unless the security is determined to be other than temporarily impaired. Realized gains and losses on securities available for sale are computed using the specific identification method. For other than temporarily impaired securities, unrealized losses are recorded in the Consolidated Statement of Income.

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

Interest income on loans is accrued as earned. Interest accruals on commercial and real estate loans are generally discontinued whenever the payment of interest or principal is 90 days past due. When a loan is placed on nonaccrual status, the accrued and unpaid interest is charged against current income and recognition of net deferred fees and costs into income is discontinued. Interest collected on nonaccrual loans is applied to the outstanding principal balance unless the loan is returned to accrual status. In order to be returned to accrual status, all past due payments must be received and the loan must be paying in accordance with its payment terms.

A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans of $500,000 or more (excluding nonaccrual loans) are evaluated for impairment on an individual basis. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or
(3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

All loans on nonaccrual status are considered to be impaired, however, not all impaired loans are on nonaccrual status. To remain on accrual status, payments on an impaired loan must be current.

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

(g) REAL ESTATE AND OTHER ASSETS OWNED

Real estate and other assets owned ("OREO") is transferred from the loan portfolio at fair value as determined by an appraisal obtained at the time of foreclosure. The excess carrying value, if any, of the loan over the estimated fair value is charged to the allowance for loan losses. Estimated selling costs and any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance, but only to the extent that decreases in fair value were recorded for the same property through the valuation allowance. Gains and losses from sales of OREO and net operating expenses are recorded in "Net real estate and other assets owned expense" in the Consolidated Statement of Income.

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

(i) FOREIGN EXCHANGE OPERATIONS

The Company engages in foreign exchange transactions on behalf of middle market companies and financial institutions. Stated trading limits are maintained and monitored to ensure efficient operations. The majority of all transactions are settled on a cash and carry basis to minimize settlement risk to the Company. The Company requires cash collateral or an approved line of credit on all forward transactions.

(j) SALE OF INVESTMENT IN EQUITY INVESTEE

The sale of shares of the Company's equity investment in ICII to the public is recorded as "Gain on sale of investment in Imperial Credit Industries, Inc." in the Consolidated Statement of Income. This gain represents actual proceeds from the sale of stock reduced by the Company's recorded investment in those shares and expenses related to the stock offering.

(k) GAIN RESULTING FROM SALE OF STOCK BY EQUITY INVESTEE

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

(l) INTEREST RATE DERIVATIVE CONTRACTS

Interest rate derivative contracts, such as swaps, futures, and options including interest rate caps and floors are used in conjunction with asset liability management strategies to synthetically alter the interest income or expense flows of certain assets or liabilities. Gains and losses on financial futures and options used in asset liability management are recorded as a component of the interest income or expense reported on the related asset or liability. Amounts payable and receivable relating to interest rate swaps are accrued until settled, the effect of which is included in the interest income or expense reported on the asset or liability whose payment streams have been synthetically altered. Fees paid for financial contracts are amortized over their contractual life as a component of the interest reported on the related asset or liability.

(m) STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the intrinsic value method, to account for stock based compensation. In accordance with Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company includes pro forma disclosures reflecting the impact of the fair value method on net income and income per share as if SFAS No. 123 had been adopted for purposes of preparing its basic financial statements for stock options granted in years after 1994.

(n) EARNINGS PER SHARE

For the year ended December 31, 1997, and for all prior periods presented, the Company has adopted SFAS No. 128, "Earnings Per Share." The Company computes and presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The Company presents both basic and diluted EPS in the Consolidated Statement of Income. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation are disclosed in the notes to the Consolidated Financial Statements.

(o) TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
    LIABILITIES

The Company provides loans to small businesses ("SBA loans"), sells the guaranteed portion of the loans, and retains the servicing rights and interest-only strips relating to those loans. The portion of the contractually specified servicing fee that exceeds the fee that a substitute servicer would demand to assume the servicing on SBA loans sold after January 1, 1997, is recorded as a servicing asset and amortized in proportion to the servicing income. A substitute servicing fee is deemed to be 40 basis points for loans sold at par or less and 100 basis points for loans sold in excess of par based on the 1993 National Association for Government Guaranteed Loans survey. Any cash flow expected to be received in excess of the contractually specified servicing fees is recorded as an interest-only strip receivable at its allocated carrying amount and subsequently measured at fair value as either a security available for sale or trading security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The implementation of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as of January 1, 1997, did not have a material impact on the Company's financial position.

(p) CAPITAL SECURITIES

In the second quarter of 1997, the Company established Imperial Capital Trust I ("the Trust"), a wholly-owned subsidiary which issued in a private placement transaction $75.0 million of 9.98% capital securities ("Capital Securities") which represent undivided preferred beneficial interest in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the Capital Securities was to provide the Company with a cost effective means of obtaining Tier I Capital for regulatory purposes. The Capital Securities are reflected in the Consolidated Balance Sheet as "Capital Securities of subsidiary trust." The Capital Securities were issued at a discount which is accreted to interest expense using a method which approximates the effective yield method.

NOTE (2) STATEMENT OF CASH FLOWS

Cash and due from banks consists of cash and amounts due from banks with an initial term of less than three months. The following information supplements the statement of cash flows.

=====================================================================================================================
DECEMBER 31, (IN THOUSANDS)                                                             1997       1996        1995
---------------------------------------------------------------------------------------------------------------------
Interest paid......................................................................    $82,375    $67,687     $59,787
Taxes paid.........................................................................     34,807     30,902      13,506
Taxes refunded.....................................................................        431        244       1,089
Significant noncash transactions:
Loans transferred to real estate and other assets owned............................      2,762        731      13,913
Loans made in conjunction with the sale of real estate owned.......................        211      4,100      14,206
Net change in unrealized gain (loss) on securities available for sale, net of taxes        476     (1,541)      3,594
=====================================================================================================================

NOTE (3) SECURITIES

The amortized cost and fair value of securities held to maturity and securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

======================================================================================================================
                                                   SECURITIES HELD TO MATURITY          SECURITIES AVAILABLE FOR SALE
                                                   -------------------------------------------------------------------
                                                      AMORTIZED                           AMORTIZED
(IN THOUSANDS)                                             COST    FAIR VALUE                  COST      FAIR VALUE
----------------------------------------------------------------------------------------------------------------------
Due in one year or less............................      $   --       $   --               $275,653        $275,650
Due after one year through five years..............          --           --                 21,103          21,137
Due after five years through ten years.............                                           2,297           2,689
Due after ten years................................       4,026        4,026                367,310         369,790
----------------------------------------------------------------------------------------------------------------------
 Total                                                   $4,026       $4,026               $666,363        $669,266
======================================================================================================================

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $391.0 million and $224.0 million as of December 31, 1997 and 1996, respectively.

(a) SECURITIES HELD TO MATURITY
The following is a summary for the major categories of securities held to maturity.

=========================================================================================================
                                                                        GROSS       GROSS
                                                        AMORTIZED  UNREALIZED  UNREALIZED
(IN THOUSANDS)                                             COST         GAINS      LOSSES     FAIR VALUE
---------------------------------------------------------------------------------------------------------
December 31, 1997
 Industrial development bonds.....................       $4,026        $   --     $   --      $4,026
--------------------------------------------------------------------------------------------------------
 Total                                                   $4,026        $   --     $   --      $4,026
========================================================================================================
December 31, 1996
 Industrial development bonds.....................       $4,193        $   --     $   --      $4,193
--------------------------------------------------------------------------------------------------------
 Total                                                   $4,193        $   --     $   --      $4,193
========================================================================================================

There were no gross realized gains or gross realized losses on securities held to maturity for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, gross realized losses were $1.5 million.

(b) SECURITIES AVAILABLE FOR SALE
The following is a summary for the major categories of securities available for sale.


======================================================================================================================
                                                                                    GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED        FAIR
(IN THOUSANDS)                                                          COST        GAINS       LOSSES       VALUE
----------------------------------------------------------------------------------------------------------------------
December 31, 1997
 U.S. Treasury and federal agencies.............................    $612,903       $2,378        $ (74)    $615,207
 Mutual funds...................................................      37,532           --           --       37,532
 Other securities...............................................      15,928          599           --       16,527
----------------------------------------------------------------------------------------------------------------------
 Total                                                              $666,363       $2,977        $ (74)    $669,266
======================================================================================================================
December 31, 1996
 U.S. Treasury and federal agencies.............................    $385,903       $1,772        $  (8)    $387,667
 Mutual funds...................................................      31,095           --           --       31,095
 Other securities...............................................       7,412          226          (64)       7,574
----------------------------------------------------------------------------------------------------------------------
 Total                                                              $424,410       $1,998        $ (72)    $426,336
======================================================================================================================

Mutual funds at December 31, 1997 and 1996, were comprised of Monarch government cash, cash and treasury funds. Other securities at December 31, 1997 and 1996, were primarily comprised of interest-only strips associated with the guaranteed portion of Small Business Administration loans.

The Bank's broker/dealer subsidiary, Imperial Securities Corp., receives fees for performing certain distribution and service activities on behalf of Monarch Funds (a family of mutual funds). These fees, totaling $1.7 million, $832,900 and $322,200 for the years ended December 31, 1997, 1996 and 1995, respectively, are included in "Other service charges and fees" in the Consolidated Statement of Income. Of the five trustees of the Monarch Funds, two are members of the Company's management. As of December 31, 1997 and 1996, the Company's investment in the Monarch Funds represented approximately 4.6% of the net asset value of all Monarch Funds.

Gross realized gains and losses related to the available for sale portfolio were $1,058,000 and $71,000, respectively, for the year ended December 31, 1997, $274,000 and $45,000, respectively, for the year ended December 31, 1996, and $423,000 and $163,000, respectively, for the year ended December 31, 1995. At December 31, 1997 and 1996, the Company reported unrealized gains, net of tax, of $1.7 million and $1.2 million, respectively, in the Consolidated Balance Sheet.

The following table sets forth information with respect to Federal funds sold and securities purchased under resale agreements.

==============================================================================================================
(IN THOUSANDS)                                                                         1997         1996
--------------------------------------------------------------------------------------------------------------
Balance, end of year.............................................................    $765,000     $357,000
Weighted average interest rate,
  end of year......................................................................       5.6%         6.0%
Average amount outstanding during
  the year.........................................................................  $237,186     $185,659
Weighted average interest rate
  for the year.....................................................................       5.5%         5.4%
Maximum amount outstanding at
  any month end....................................................................  $765,000     $500,000
==============================================================================================================

Depending on the nature of the securities obtained under the resale agreements, the collateral is held by a third party custodian or by the Company's custodian under written agreements that recognize the Company's interest in the securities. Interest income associated with Federal funds sold and securities purchased under resale agreements totaled $13.1 million, $10.0 million and $9.7 million, respectively, for 1997, 1996 and 1995.

NOTE (4) LOANS
The carrying amount of loans, net of unearned income and deferred loan fees, consisted of the following:

==============================================================================================================
                                                                                          1997           1996
                                                                                      CARRYING       CARRYING
AT DECEMBER 31, (IN THOUSANDS)                                                          AMOUNT         AMOUNT
--------------------------------------------------------------------------------------------------------------
Commercial loans................................................................    $2,350,438     $1,594,602
Loans secured by real estate:
 Real estate term loans.........................................................       232,954        361,426
 Interim construction loans.....................................................       174,767         86,416
Consumer loans..................................................................        30,449         20,604
--------------------------------------------------------------------------------------------------------------
Total loans.....................................................................     2,788,608      2,063,048
Less allowance for loan losses..................................................       (51,143)       (36,051)
--------------------------------------------------------------------------------------------------------------
 NET LOANS                                                                          $2,737,465     $2,026,997
==============================================================================================================

Net deferred loan fees and costs, included in total loans, approximated $14.7 million and $8.7 million at December 31, 1997 and 1996, respectively.

The following table contains information for loans deemed impaired.

=============================================================================================================
                                                                             NET
                                                                        CARRYING      SPECIFIC          NET
(IN THOUSANDS)                                                             VALUE     ALLOWANCE      BALANCE
--------------------------------------------------------------------------------------------------------------
December 31, 1997
 Loans with specific allowances......................................    $ 85,612    $  (11,881)   $ 73,731
 Loans without specific allowances...................................       7,374           --        7,374
--------------------------------------------------------------------------------------------------------------
   TOTAL                                                                 $ 92,986    $ (11,881)    $ 81,105
==============================================================================================================
December 31, 1996
   Loans with specific allowances....................................    $102,116    $ (14,993)    $ 87,123
   Loans without specific allowances.................................      15,484           --       15,484
--------------------------------------------------------------------------------------------------------------
   Total                                                                 $117,600    $ (14,993)    $102,607
==============================================================================================================

Impaired loans were classified as follows:


==============================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                                                              1997      1996
--------------------------------------------------------------------------------------------------------------
Current................................................................................  $79,109   $ 97,210
Past due...............................................................................    3,299         --
Nonaccrual.............................................................................   10,578     20,390
--------------------------------------------------------------------------------------------------------------
 TOTAL                                                                                   $92,986   $117,600
==============================================================================================================

Included in current impaired loans were restructured loans of $24.0 million at December 31, 1997, and $26.5 million at December 31, 1996. A significant portion, 83% at December 31, 1997, and 77% at December 31, 1996, of the impaired loans were secured by real estate. Impaired loans averaged $101.3 million in 1997, $131.0 million in 1996 and $48.8 million in 1995. During 1997, 1996, and
1995, total interest recognized on the impaired loan portfolio, on a cash basis, was $8.5 million, $10.3 million and $3.4 million, respectively.

At December 31, 1997, 1996 and 1995, total restructured loans were $24.0 million, $28.7 million and $33.6 million, respectively. At December 31, 1997, restructured loans were performing in accordance with their modified terms. There were no commitments to lend additional funds on restructured loans at December 31, 1997. There were $327,000 of related commitments to lend additional funds on restructured loans at December 31, 1996. In 1997, 1996 and 1995, respectively, $2.3 million, $2.6 million and $2.8 million of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $2.3 million, $2.6 million and $2.7 million of interest income which was included in net income for the same periods. The average yield on restructured loans was 8.4% at both December 31, 1997, and December 31, 1996.

Nonaccrual loans totaled $10.6 million, $20.4 million and $28.9 million at December 31, 1997, 1996 and 1995, respectively. There were no commitments to lend additional funds on nonaccrual loans at December 31, 1997. At December 31, 1996, the related commitments to lend additional funds approximated $319,000. There was no recorded interest receivable on nonaccrual loans at December 31,

1997 or 1996. Interest income foregone on nonaccrual loans approximated $1.3 million in 1997, $2.2 million in 1996 and $2.2 million in 1995. Interest income recognized on nonaccrual loans was approximately $0.4 million in 1997, $1.1 million in 1996 and $2.0 million in 1995.

An effort is made to pool and diversify risk with the objective of achieving high rates of return and minimizing losses for the benefit of shareholders and protection of depositors. Diversification of the loan portfolio by type of loan, geographic and industry concentration and type of borrower also tends to reduce the overall risk by minimizing the adverse impact of any single event or set of occurrences.

Commercial loans comprised 84% of the total loan portfolio at December 31, 1997, an increase from 77% of the total portfolio at December 31, 1996. As illustrated in the following table, the Company's commercial loan portfolio is broadly diversified among many industries including entertainment, high technology, manufacturing, entertainment, health care, real estate services and retail trade with no significant concentrations. The Company experienced loan growth across most industry sectors with substantial growth in loans to entertainment, high technology, manufacturing and retail trade businesses.

The following table sets forth the distribution of average commercial loans by industry type.

=========================================================================================================================
                                                                                1997                        1996
                                                                        AVERAGE     PERCENT OF      AVERAGE     PERCENT OF
(IN THOUSANDS)                                                          BALANCE      PORTFOLIO      BALANCE      PORTFOLIO
--------------------------------------------------------------------------------------------------------------------------
Industry type:
 Manufacturing.....................................................    $  293,410        15.23%    $  144,036        10.47%
 Entertainment.....................................................       234,479        12.17        157,603        11.46
 Wholesale trade...................................................       168,362         8.74        140,329        10.20
 High technology...................................................       164,175         8.52        116,206         8.45
 Health care.......................................................       136,283         7.07         94,364         6.86
 Real estate services..............................................       122,734         6.37        127,313         9.26
 Title/escrow......................................................       122,072         6.34         87,680         6.37
 Professional services.............................................       102,361         5.31         80,924         5.88
 Retail trade......................................................       101,927         5.29         60,275         4.38
 Gaming............................................................        77,355         4.02         44,717         3.25
 Consumers.........................................................        62,390         3.24         30,473         2.22
 Distribution......................................................        60,167         3.12         45,846         3.33
 Garment...........................................................        58,481         3.04         63,641         4.63
 Other.............................................................       222,345        11.54        182,083        13.24
--------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                               $1,926,541       100.00%    $1,375,490       100.00%
==========================================================================================================================

The Company's real estate loans, both term and construction, are secured by first deeds of trust. Term loans are distributed among a variety of projects. Approximately 98% of the Company's construction loans are to builders of affordable entry level residential tract homes.

At year-end 1997, real estate loans totaling $408.0 million do not include commercial loans to real estate related customers totaling $138.9 million. At December 31, 1997, these loans consisted of the following: $57.8 million to real estate agents, operators and lessors, $14.9 million to subcontractors and developers, $55.1 million to title and escrow companies and $11.1 million to builders.

The principal amount of loans pledged to secure public deposits and for other purposes required or permitted by law approximated $112.0 million and $102.0 million at December 31, 1997 and 1996, respectively.

NOTE (5) ALLOWANCE FOR LOAN LOSSES
A summary of activity in the allowance for loan losses for the periods indicated is presented below:


=============================================================================================================================
(IN THOUSANDS)                                                                               1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year..............................................................  $  36,051    $  37,402    $  40,072
Provision for losses....................................................................     22,892        6,881       16,122
Provision for loan losses of discontinued operation.....................................         (3)          15           --
Loans charged off.......................................................................    (10,365)     (11,025)     (20,962)
Recoveries on loans previously charged off..............................................      2,568        2,778        2,170
-----------------------------------------------------------------------------------------------------------------------------
   NET CHARGE-OFFS                                                                        $  (7,797)   $  (8,247)   $ (18,792)
-----------------------------------------------------------------------------------------------------------------------------
   BALANCE, END OF YEAR                                                                   $  51,143    $  36,051    $  37,402
=============================================================================================================================

NOTE (6) PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

============================================================================
AT DECEMBER 31, (IN THOUSANDS)                          1997           1996
----------------------------------------------------------------------------
Land...............................................  $  1,765       $  1,765
Buildings & improvements...........................     3,803          3,737
Leasehold improvements.............................     7,358          7,110
Furniture, fixtures & equipment....................    40,981         31,955
----------------------------------------------------------------------------
Less accumulated depreciation and
 amortization......................................   (30,816)       (26,154)
----------------------------------------------------------------------------
Premises and equipment, net........................  $ 23,091       $ 18,413
============================================================================

NOTE (7) REAL ESTATE AND OTHER ASSETS OWNED
The following table presents real estate owned by type of project:

=====================================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                                                                       1997       1996
---------------------------------------------------------------------------------------------------------------------
Real estate owned:
 Acquisition and land development...............................................................   $ 2,719     $2,708
 Single-family residential......................................................................       988        187
---------------------------------------------------------------------------------------------------------------------
 Total                                                                                             $ 3,707     $2,895
---------------------------------------------------------------------------------------------------------------------
Other assets owned:
 Film distribution rights.......................................................................   $   666     $   --
---------------------------------------------------------------------------------------------------------------------
   Real estate and other assets owned, gross                                                       $ 4,373     $2,895
---------------------------------------------------------------------------------------------------------------------
Less valuation allowance........................................................................    (1,089)      (769)
---------------------------------------------------------------------------------------------------------------------
   Real estate and other assets owned, net                                                         $ 3,284     $2,126
=====================================================================================================================

Net real estate and other assets owned expense was comprised of the following:

=====================================================================================================================
FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)                                            1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Net (gain) loss on sale of real
 estate and other assets owned.................................................        $ (352)      $  151     $ (384)
Valuation adjustments charged
 to operations.................................................................           556          476      4,547
Direct holding costs...........................................................           411        1,249      4,345
---------------------------------------------------------------------------------------------------------------------
Net real estate and other assets owned expense                                         $  615       $1,876     $8,508
=====================================================================================================================

The following table sets forth information regarding the Company's valuation allowance for OREO.

=====================================================================================================================
(IN THOUSANDS)                                                                            1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of year...........................................................    $  769    $ 4,686    $ 6,475
Provision for OREO...................................................................       556        476      4,547
OREO charged off.....................................................................      (236)    (4,393)    (6,336)
---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                     $1,089    $   769    $ 4,686
=====================================================================================================================

NOTE (8) EARNINGS PER COMMON SHARE/COMMON STOCK OUTSTANDING
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") for the fiscal year ended December 31, 1997, and for all prior periods presented.

SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation as presented in the following table.

===========================================================================
                                                     1997
---------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                 PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)         INCOME      SHARES        AMOUNT
---------------------------------------------------------------------------
BASIC EPS
Income available to shareholders:
   Income from continuing
     operations........................   $54,548    38,797,085     $ 1.41
   Income (loss) from discontinued
    operation, net of tax..............       629                     0.02
                                          -------                   ------
   Net income..........................   $55,177                   $ 1.43
EFFECT OF DILUTIVE SECURITIES
   Incremental shares - from
    outstanding common stock options...               1,918,135
                                                     ----------
DILUTED EPS
Income available to shareholders:
   Income from continuing operations...   $54,548    40,715,220     $ 1.34
   Income (loss) from discontinued
    operations, net of tax.............       629                     0.02
                                          -------                   ------
   Net income                             $55,177                   $ 1.36
===========================================================================
===========================================================================
                                                     1996
---------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                 PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)         INCOME      SHARES        AMOUNT
---------------------------------------------------------------------------
BASIC EPS
Income available to shareholders:
   Income from continuing
     operations........................   $62,302    37,565,350     $ 1.66
   Income (loss) from discontinued
    operation, net of tax..............    (8,168)                   (0.22)
                                          -------                   ------
   Net income..........................   $54,134                   $ 1.44
EFFECT OF DILUTIVE SECURITIES
   Incremental shares - from
    outstanding common stock options...               1,642,684
                                                     ----------
DILUTED EPS
Income available to shareholders:
   Income from continuing operations...   $62,302    39,208,034     $ 1.59
   Income (loss) from discontinued
    operations, net of tax.............    (8,168)                   (0.21)
                                          -------                   ------
   Net income                             $54,134                   $ 1.38
===========================================================================
===========================================================================
                                                     1995
---------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                 PER-SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)         INCOME      SHARES        AMOUNT
---------------------------------------------------------------------------
BASIC EPS
Income available to shareholders:
   Income from continuing
     operations...................        $21,654    36,448,047     $ 0.60
   Income (loss) from discontinued
    operation, net of tax..........         1,523                     0.04
                                          -------                   ------
   Net income                             $23,177                   $ 0.64
EFFECT OF DILUTIVE SECURITIES
   Incremental shares - from
    outstanding common stock options.....             1,598,158
                                                     ----------
DILUTED EPS
Income available to shareholders:
   Income from continuing operations...   $21,654    38,046,205     $ 0.57
   Income (loss) from discontinued
    operations, net of tax.............     1,523                     0.04
                                          -------                   ------
   Net income                             $23,177                   $ 0.61
===========================================================================

The number of shares used to compute basic and diluted income per common share was retroactively adjusted to reflect stock splits and dividends as appropriate. On February 6, 1998, the Company split its common stock at the ratio of one new share for every two shares outstanding. The number of common shares outstanding for all periods presented has been adjusted to reflect this stock split. In the first quarter of 1997, the Company declared and paid a 10% stock dividend. In the first quarter of 1996, the Company declared and paid an 8% stock dividend. In the fourth quarter of 1996, the Company split its common stock at the ratio of one new share for every two shares outstanding. In 1995, the Company declared and paid a 5% stock dividend.

Securities that could potentially dilute basic earnings per share in the future that were not included in the calculation of diluted earnings per share for 1997 because their effect was antidilutive totaled approximately 5,900 shares.

In the first quarter of 1997, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to one million shares of its common stock from time to time in the open market depending on market conditions, share price and other factors. The stock repurchase program will reduce the shares outstanding and shares repurchased may later be issued to the Company's employee stock ownership plan and under the employee stock option plan. The repurchased shares will reduce the dilution from issuances in connection with those plans as well as from any future stock dividends. The stock repurchase program will continue until the full number of shares are acquired or the program is discontinued. During 1997, 18,800 shares of common stock were repurchased under the program.

NOTE (9) DEPOSITS

Interest expense on time certificates of deposit with balances of $100,000 or more amounted to $38.5 million in 1997, $36.8 million in 1996 and $27.6 million in 1995.

Included in the Company's noninterest bearing demand deposits are deposits of customers in the real estate services industry. While these deposits are noninterest bearing, the Company incurs customer services expense in the form of payments to third parties who provide accounting, courier and other deposit related services for these customers. The costs associated with these deposits are included in "Customer services" in the accompanying Consolidated Statement of Income. During 1997 and 1996, the average balances of such deposit accounts were $1.1 billion and $670.5 million, respectively.

The following table shows the time remaining to maturity of time certificates of deposit at December 31, 1997 and 1996:


===============================================================================================================
                                                                    $100,000 AND OVER        UNDER $100,000
(IN THOUSANDS)                                                      1997        1996        1997        1996
---------------------------------------------------------------------------------------------------------------
3 months or less...............................................    $486,747    $517,644    $ 59,409    $ 81,652
Over 3 through 6 months........................................     140,831     100,959      28,403      29,509
Over 6 through 12 months.......................................      71,143      80,614      37,069      55,822
Over 12 months through 24 months...............................       6,043       1,952       3,662       2,510
---------------------------------------------------------------------------------------------------------------
 TOTAL                                                             $704,764    $701,169    $128,543    $169,493
===============================================================================================================

NOTE (10) SHORT-TERM BORROWINGS
The following table sets forth information with respect to Federal funds purchased and securities sold under agreements to repurchase:

========================================================================================================================
(IN THOUSANDS)                                                                           1997        1996         1995
------------------------------------------------------------------------------------------------------------------------
Balance, end of year................................................................    $39,000     $12,450     $126,500
Weighted average interest rate, end of year.........................................       5.39%       4.93%        4.31%
Average amount outstanding during the year..........................................    $27,353     $16,489     $ 19,121
Weighted average interest rate for the year.........................................       5.32%       5.04%        5.57%
Maximum amount outstanding at any month-end.........................................    $80,300     $37,700     $156,930
========================================================================================================================

Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities. Interest expense associated with Federal funds purchased and securities sold under repurchase agreements totaled $1.5 million, $0.8 million and $1.1 million, respectively, for 1997, 1996 and 1995.

At December 31, 1997, the Company had unused borrowing capacity under Federal funds lines of $180 million. Excluding the available Federal funds lines, no short-term credit facilities existed at year end 1997. The Company incurred no commitment fees relating to short-term credit lines during 1997. Federal funds purchased and securities sold under agreements to repurchase outstanding at December 31, 1997, matured on the next business day.

The Company issues commercial paper. The following table sets forth information regarding the Company's outstanding commercial paper for the periods indicated:

========================================================================================================================
(IN THOUSANDS)                                                                         1997        1996        1995
------------------------------------------------------------------------------------------------------------------------
Balance, end of year..............................................................    $15,898     $ 8,011     $11,562
Weighted average interest rate, end of year.......................................       5.26%       5.11%       5.73%
Average amount outstanding during the year........................................    $13,960     $18,613     $ 7,849
Weighted average interest rate for the year.......................................       5.30%       5.45%       5.89%
Maximum amount outstanding at any month-end.......................................    $19,931     $25,707     $11,861
========================================================================================================================

Commercial paper outstanding at December 31, 1997, matured within 90 days.

The Bank is a designated depository for federal tax collections. These tax collections, as set forth in the following table, bear interest at 25 points below the Federal funds rate.

=======================================================================================================================
(IN THOUSANDS)                                                                           1997        1996        1995
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year................................................................    $ 1,017     $24,436     $21,574
Weighted average interest rate, end of year.........................................       5.59%       6.01%       4.48%
Average amount outstanding during the year..........................................    $34,990     $26,259     $38,427
Weighted average interest rate for the year.........................................       5.35%       5.00%       5.60%
Maximum amount outstanding at any month-end.........................................    $97,155     $89,579     $91,339
=======================================================================================================================

NOTE (11) LONG-TERM BORROWINGS
(a) FLOATING RATE NOTES AND FIXED RATE DEBENTURES

In 1979, the Company issued $16,500,000 of Floating Rate Notes ("the Notes") which mature on August 1, 1999. The Notes were convertible at the option of the holder at any time prior to August 1, 1986, into an equivalent principal amount of Debentures. At December 31, 1997, $2,219,000 in Notes and $1,038,000 in Debentures were outstanding and the current interest rates on the Notes and Debentures were 6.00% and 9.00%, respectively. At December 31, 1996, the outstanding Notes and Debentures totaled $3,373,000 and $1,082,000, respectively.

The Notes and Debentures may be redeemed after August 1, 1989, at the option of the Company until maturity at a declining premium, plus accrued interest.

The Company is required under the indenture to make equal annual mandatory sinking fund payments of $1,650,000 in each of the years 1992 through 1998 which will be sufficient to retire at par approximately 90% of the aggregate principal amount of Notes and Debentures prior to maturity. The 1997 sinking fund payment was made in the third quarter of the year.

The Trust Indentures for the Notes and Debentures include provisions which restrict the sale or issuance of capital stock of the Bank, the payment of dividends and the disposition of assets. The Company was in compliance with the provisions of the respective Trust Indentures at December 31, 1997.

(b) CAPITAL SECURITIES

On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities," together with the Capital Securities, (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The excess of the stated redemption price at maturity of the Junior Subordinated Debentures over their original issue price resulted in an original issue discount of $1.8 million. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026, at which time the Company is mandatorily obligated to redeem the Capital Securities.

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

Upon the repayment on December 31, 2026, the stated maturity date, or prepayment prior to this date of the Junior Subordinated Debentures, the proceeds from such repayment or prepayment shall be applied to redeem the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption at the applicable redemption price. At maturity, the redemption price shall equal the principal of and accrued and unpaid interest on the Junior Subordinated Debentures. Subject to the Company having received prior approval of the Board of Governors of the Federal Reserve System, if then required under applicable capital guidelines or policies of the Federal Reserve, the Junior Subordinated Debentures will be prepayable prior to the maturity date at the option of the Company on or after June 30, 2007, in whole or in part, at a prepayment price equal to 105.113% of the principal amount thereof on the prepayment date, declining ratably on each June 30 thereafter to 100% on or after June 30, 2017, plus accrued and unpaid interest thereon to the date of prepayment.

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at December 31, 1997.

The unamortized discount on the Capital Securities was $1.7 million at December 31, 1997.

The Company used $30.0 million of the net proceeds from the sale of the Junior Subordinated Debentures to make an additional investment in the Bank during 1997. An additional $37.2 million investment was made in the Bank in January 1998. The remainder of the proceeds will be used for general corporate purposes or may be used for additional capital contributions to the Bank or to pursue acquisition opportunities. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.3 million at December 31, 1997.

NOTE (12) INCOME TAXES
Income tax expense (benefit) is included in the accompanying Consolidated Statement of Income as follows:

=========================================================================================================================
FOR THE YEARS ENDED DECEMBER 31, (IN THOUSANDS)                                             1997       1996        1995
-------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) from:
 Continuing operations.................................................................    $36,502    $43,278     $10,071
 Discontinued operations...............................................................        456     (6,000)      1,118
-------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                                   $36,958    $37,278     $11,189
=========================================================================================================================

The income tax provision for both continuing and discontinued operations in the Consolidated Statement of Income is comprised of the following current and deferred amounts:

================================================================================================================
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                                      1997        1996        1995
----------------------------------------------------------------------------------------------------------------
Current:
 Federal.....................................................................    $24,704     $19,897     $ 8,152
 State.......................................................................      7,162       6,609       1,978
----------------------------------------------------------------------------------------------------------------
   TOTAL                                                                         $31,866     $26,506     $10,130
----------------------------------------------------------------------------------------------------------------
Deferred:
 Federal.....................................................................     (2,701)      4,485       2,880
 State.......................................................................        554       2,136       2,138
----------------------------------------------------------------------------------------------------------------
   TOTAL                                                                         $(2,147)    $ 6,621     $ 5,018
----------------------------------------------------------------------------------------------------------------
Total:
 Federal.....................................................................     22,003      24,382      11,032
 State.......................................................................      7,716       8,745       4,116
----------------------------------------------------------------------------------------------------------------
 Taxes credited (charged) to shareholders' equity............................      7,239       4,506        (792)
----------------------------------------------------------------------------------------------------------------
 Reversal of overaccrued taxes from prior years..............................         --        (355)       (907)
----------------------------------------------------------------------------------------------------------------
 Change in valuation allowance for deferred tax receivable...................         --          --      (2,260)
----------------------------------------------------------------------------------------------------------------
   TOTAL                                                                         $36,958     $37,278     $11,189
=================================================================================================================

The amounts previously reported as the current and deferred portions of the tax provision for 1996 were revised based upon determinations made when the 1996 tax returns were filed. Such changes within the total provision occur because all tax alternatives available to the Company are not decided upon until all relevant tax data have been accumulated several months after year-end.

During 1997 and 1996, the Company recorded a $0.4 million reduction of income tax expense to reflect the finalization of prior years income tax issues.

The Company had a current income tax receivable of $6.1 million at December 31, 1997, and a current income tax receivable of $3.7 million at December 31, 1996. Of the $7.2 million tax benefit recorded directly to shareholders' equity in 1997, $7.6 million represents current taxes receivable associated with employee stock options and $0.4 million represents the increase in deferred taxes associated with the unrealized gain on securities available for sale.

Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax asset (liability):

==================================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                                                                 1997         1996
------------------------------------------------------------------------------------------------------------------
Components of the deferred tax asset:
 Bad debt deduction......................................................................    $ 17,972     $ 12,335
 Deferred compensation...................................................................      10,251        6,277
 State franchise taxes...................................................................       3,571        3,260
 Goodwill amortization...................................................................       1,143          831
 Other...................................................................................       1,056          490
==================================================================================================================
   Total                                                                                     $ 33,993     $ 23,193
------------------------------------------------------------------------------------------------------------------
 Valuation allowance.....................................................................          --           --
------------------------------------------------------------------------------------------------------------------
 Deferred tax asset, net of valuation allowance                                              $ 33,993     $ 23,193
==================================================================================================================
Components of the deferred tax liability:
 Prepaid expense.........................................................................        (454)        (614)
 Installment sale of real estate owned...................................................          (5)         (21)
 Depreciation............................................................................        (207)        (214)
 Deferred loan fees......................................................................      (1,114)        (847)
 Investment in Imperial Credit Industries, Inc...........................................     (30,306)     (22,184)
 Unrealized gain on securities available for sale........................................      (1,330)        (883)
 Other...................................................................................        (222)        (222)
------------------------------------------------------------------------------------------------------------------
   Total                                                                                     $(33,638)    $(24,985)
------------------------------------------------------------------------------------------------------------------
   Net deferred tax asset (liability)                                                        $    355     $ (1,792)
==================================================================================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The total income tax provision differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:


================================================================================================================================
                                                                        1997                  1996                  1995
                                                               -----------------------------------------------------------------
                                                                               % OF                  % OF                  % OF
                                                                              PRETAX                PRETAX                PRETAX
(IN THOUSANDS)                                                     AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
--------------------------------------------------------------------------------------------------------------------------------
 Income tax provision at statutory rate........................    $31,867      35.0%    $36,953      35.0%    $11,104      35.0%
 (Reduction) increase in taxes resulting from:
 Tax exempt interest...........................................       (102)     (0.1)       (167)     (0.2)       (146)     (0.4)
 Cash surrender value of officers life insurance...............       (428)     (0.4)        (90)     (0.1)       (220)     (0.7)
 Appreciation of donated Imperial Credit
       Industries, Inc. common stock...........................       (986)     (1.1)     (1,294)     (1.2)         --        --
 State franchise taxes, net of Federal income tax benefit......      6,222       6.8       7,510       7.1       2,340       7.4
 Change in valuation allowance.................................         --        --          --        --      (2,260)     (7.1)
 Reversal of overaccrued taxes from prior year.................       (410)     (0.4)       (355)     (0.4)       (907)     (2.9)
 Other.........................................................        339       0.3         721       0.8         160       0.4
--------------------------------------------------------------------------------------------------------------------------------
 Total                                                             $36,502      40.1%    $43,278      41.0%    $10,071      31.7%
================================================================================================================================

NOTE (13) EMPLOYEE BENEFIT PLANS
The Company has established the following employee benefit plans.

IMPERIAL BANCORP PROFIT-SHARING/EMPLOYEE STOCK OWNERSHIP PLAN: The Company has a noncontributory profit-sharing/employee stock ownership plan ("combined plan") in which employees of the Company, Bank and certain subsidiaries are eligible to participate at year-end if they have been employed for at least 1,000 hours during the year. Investments and distribution of vested benefits to terminated participants are made in accordance with the contribution allocation form signed by the employee. Distributions are made at the option of the Company in either cash or common stock of the Company or a combination thereof.

Prior to 1997, the Company had both an employee stock ownership plan ("ESOP") and a profit sharing plan. Effective December 31, 1996, the ESOP was merged with the profit-sharing plan and all assets of the ESOP transferred to the profit-sharing plan. The account of each participant or former participant in the ESOP as of December 31, 1996, was transferred to the profit-sharing plan and will continue to be held and administered under the terms of the profit-sharing plan as a separate account in the name of the participant.

During 1997, there was a discretionary contribution to the combined plan of $2.0 million. An additional $1.5 million accrued in 1997 was contributed in the first quarter of 1998 in recognition of the Company's performance in 1997. During 1996, the Company contributed $2.5 million to the ESOP while no contribution was made to the profit sharing plan. The trusts created by the combined plan held 1,757,715 shares at December 31, 1997, and 2,010,638 shares at December 31, 1996. The shares held by the combined plan represented approximately 4.5% of the Company's total shares outstanding at December 31, 1997.

IMPERIAL BANCORP 401(k) PLAN: The Company has a 401(k) Plan in which all employees of the Company, Bank and certain subsidiaries may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least six months prior to the semi-annual enrollment date. Employees may contribute up to 14% of their salaries with the Company matching 50% of any contribution, not to exceed 4% of the employee's salary.

Only active 401(k) Plan members at December 31 of any year are eligible to receive Company matching contributions for that year. The Company's matching contributions under the 401-K Plan approximated $1,221,000 in 1997, $950,000 in 1996 and $453,000 in 1995. Distributions of employee and matching contributions to terminated participants are made in accordance with the contribution allocation form signed by the employee in either common stock of the Company or cash or a combination thereof. The trust created by the plan held 710,736 shares at December 31, 1997, and 745,598 shares at December 31, 1996.

SUPPLEMENTAL COMPENSATION PLANS

DEFERRED COMPENSATION PLAN: In 1992, the Company adopted a Deferred
Compensation Plan ("the 1992 Plan") in order to provide specified benefits to certain key employees and directors. Participants are allowed to defer portions of their compensation each plan year, subject to a minimum and a maximum dollar amount of deferral. In any plan year, the Company will make a matching contribution of not less than 10% nor more than 50% of the participants' deferral for that year. The exact ratio will be determined by a formula based on return on shareholders' equity. The matching contribution ratio as calculated was 50% for both 1997 and 1996.

Effective January 1, 1996, the Company adopted a second Deferred Compensation Plan ("the 1996 Plan"), with features similar to the 1992 Plan. The 1996 Plan allows participants to alter their initial deferral percentage in subsequent plan years which is not allowable under the 1992 Plan. In addition, participants in the 1992 Plan will be permitted to transfer certain compensation deferred under the 1992 Plan to the 1996 Plan when the 1992 Plan expires on December 31, 1998.

Each participant's "account balance" earns interest at a rate established annually. Prior to September 1, 1997, the rate of interest for both the 1992 and 1996 Plan was based upon the Moody's Seasoned Corporate Bond Rate. The Company amended both the 1992 and 1996 Plans effective September 1, 1997, to compute interest based on the 10-Year Treasury Bond Yield plus 250 basis points. The rates for 1997 were 7.41% for the period January 1, 1997, to August 29, 1997, and 8.84% for the period September 1, 1997, to December 31, 1997. The rate for 1996 was 7.30% and the rate for 1998 will be 8.37%.

The expense of funding the deferred compensation plans totaled $2.9 million, $2.3 million and $1.0 million, respectively, for the years ended December 31, 1997, 1996 and 1995.

To offset the deferred compensation plan liability, the Company purchased life insurance policies during 1996 for which it is the beneficiary. The policies have a cash surrender value which substantially offsets the premiums paid for the policies. The (income) expense of the policies included in the accompanying Consolidated Statement of Income approximated ($466,000) and $50,000 for the years ended December 31, 1997 and 1996, respectively.

DEATH BENEFIT ONLY PLAN: The Death Benefit Only Plan ("DBO Plan") was established in 1986 to provide certain death benefits to the Company's then Chairman and Vice Chairman, so long as they remain in the employ of the Company. The DBO Plan provides for lump sum payments to the estate of each individual in amounts ranging from $2.5 million in year one to $5.1 million in year fifteen, depending on the time of death. The DBO Plan was funded by the Company through the purchase of life insurance for which it is the beneficiary. The benefits specified by the DBO Plan are accrued over fifteen years (expected mortality). The DBO Plan was designed such that, if the assumptions made with respect to mortality experience, policy dividends and other factors are realized, the Company will recover all costs including life insurance premiums and benefits paid by it, plus a factor for the use of its money.

The Company's income related to the funding of the DBO Plan amounted to $254,000, $276,000 and $277,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

SPLIT DOLLAR LIFE INSURANCE PLAN: In 1996, the Company established a Split Dollar Life Insurance Plan to provide certain death benefits to the estate of the Company's Chairman and his spouse. The insurance policy purchased under the plan provides for a lump sum payment to the estate of the Company's Chairman in amounts ranging from $10.5 million in year one to $5.2 million in year 26, depending on the time of death. The Company is obligated to make annual premium payments of $830,000 with respect to the policy for a twelve-year period. At the end of the thirteenth year, the Company will receive back an amount equal to the aggregate premiums paid without interest or earnings. The cash surrender value generated by the policy offsets the amount of premiums paid over the life of the policy. The (income) expense of the policy in the Consolidated Statement of Income for the years ended December 31, 1997 and 1996, approximated ($99,000) and $350,000, respectively.

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

A summary of changes in outstanding options is as follows:

=======================================================================================================================
(In Thousands)                                                                1997*           1996*           1995*
-----------------------------------------------------------------------------------------------------------------------
Options outstanding,
 beginning of year......................................................      4,777,989       3,909,099       4,732,599
Options granted.........................................................        382,498       2,114,106         323,428
Options exercised.......................................................     (1,306,252)     (1,152,825)     (1,117,428)
Options cancelled.......................................................         (4,440)        (92,391)        (29,500)
-----------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                                              3,849,795       4,777,989       3,909,099
=======================================================================================================================

There were 614,301* option shares available for future grants at December 31, 1997.

Information regarding stock option activity and prices of the shares is as follows:

=======================================================================================================================
                                                                                                              AVERAGE
                                                                             NUMBER             OPTION         OPTION
                                                                                 OF        PRICE RANGE          PRICE
                                                                            SHARES*         PER SHARE*     PER SHARE*
-----------------------------------------------------------------------------------------------------------------------
Shares under option at:
   December 31, 1997....................................................   3,849,795     $2.43  - $32.33         $8.34
   December 31, 1996....................................................   4,777,989      2.43  -  13.33          6.24
   December 31, 1995....................................................   3,909,099      2.43  -   8.32          3.50
Options exercisable at:
   December 31, 1997....................................................   2,368,748     $2.42  - $30.92         $6.81
   December 31, 1996....................................................   3,064,352      2.42  -  11.06          5.22
   December 31, 1995....................................................   3,001,295      2.42  -   5.43          3.15
Options exercised during the year:
   December 31, 1997....................................................   1,306,252     $2.73  - $11.06         $3.71
   December 31, 1996....................................................   1,152,825      2.73  -   8.32          3.11
   December 31, 1995....................................................   1,117,428      5.61  -   8.98          2.98
=======================================================================================================================

* Adjusted for stock dividend declared and paid first quarter 1997 and 3-for-2 stock splits effected in 1996 and first quarter 1998.

The Company recorded an additional $4.8 million in 1997 and $4.1 million in 1996 of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised which was recorded as a component of shareholders' equity approximated $7.6 million in 1997 and $3.2 million in 1996. During 1997 and 1996, $1.9 million and $1.8 million of common stock were exchanged and retired in conjunction with the exercise of stock options.

The Company applies APB 25 in accounting for the stock option plan and, accordingly, no compensation cost has been recognized in the Consolidated Financial Statements for the fair value of stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated in the table below:

================================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                               1997       1996       1995
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations:
 As reported...................................................................................    $54,548    $62,302    $21,654
 Pro forma.....................................................................................     52,317     60,735     21,568
Net income:
 As reported...................................................................................    $55,177    $54,134    $23,177
 Pro forma.....................................................................................     52,946     52,567     23,091
Basic income per share from continuing operations:
 As reported...................................................................................    $  1.41    $  1.66    $  0.60
 Pro forma.....................................................................................       1.35       1.62       0.59
Basic net income per share:
 As reported...................................................................................    $  1.43    $  1.44    $  0.64
 Pro forma.....................................................................................       1.36       1.40       0.63
Diluted income per share from continuing operations:
   As reported.................................................................................    $  1.34    $  1.59    $  0.57
   Pro forma...................................................................................       1.28       1.54       0.57
Diluted net income per share:
   As reported.................................................................................    $  1.36    $  1.38    $  0.61
   Pro forma...................................................................................       1.30       1.34       0.61
================================================================================================================================

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years presented:


=======================================================================================
                                                                   1997    1996    1995
---------------------------------------------------------------------------------------
Dividend yield                                                      --      --      --
Expected life of option (years):
 Officers.......................................................    6.8     6.5     6.5
 Directors......................................................    2.8     3.5      --
Stock price volatility:
 Officers.......................................................     42%     44%     44%
 Directors......................................................     39      45      --
=======================================================================================

The risk-free interest rates used in the Black-Scholes option-pricing model were equal to comparable U.S. Treasury rates at each respective grant date. A 10-year rate was used for valuing officers' options and a 5-year rate was used for valuing directors' options based upon the respective terms of the options. The weighted average fair value at the date of grant for options granted during 1997, 1996 and 1995 was $10.94 per option, $5.62 per option and $4.22 per option, respectively.

Pro forma income from continuing operations and pro forma net income reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the pro forma income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995, is not considered.

NOTE (14) LOANS TO OFFICERS

Pursuant to an Employee Loan Program and under by-laws approved by shareholders in 1984, the Company had $3,519,000 and $3,633,000 in loans to certain officers and directors, outstanding at December 31, 1997 and 1996, respectively. With respect to loans made to the Company's Chairman, one loan matures at the earlier of his termination of employment or January 1, 2002, and is secured by his interest in the DBO Plan (note 13). A second loan to the Company's Chairman is unsecured and matures at the earlier of his termination of employment or August 15, 2000. During 1997, additional loans made to officers were $89,000 and payments received were $203,000. Loans to other officers are unsecured, are due in seven equal annual principal payments or on demand, and mature at the earlier of each individual's termination of employment or August 15, 2000. These loans accrue interest at a rate which is equal to 60% of the average of the one year and three year Treasury securities rates as published in the Wall Street Journal at the end of each calendar year, to be fixed at that rate for the coming year. The rate was 3.6% for 1997 and will be 3.4% for 1998.

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

For interest rate cap, floor and swap transactions, forward and financial futures contracts, and options, the contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counterparties to meet the terms of the contracts and from market movements in securities' val-ues and interest rates. It is currently estimated that the related credit risk of these investments is an immaterial percentage of the notional amounts. The Company controls the credit risk of its interest rate cap, floor and swap agreements and forward and financial futures contracts through credit approvals, limits and monitoring procedures.

A summary of the contract or notional amounts of significant commitments and contingent liabilities is as follows:

===================================================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                                                                               1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit...........................................................................    $2,072,020    $1,381,980
Standby letters of credit..............................................................................       170,513       132,079
Commercial letters of credit...........................................................................        75,088        53,314
When-issued securities.................................................................................         2,730         2,416
Asset/liability management:
Interest rate swaps....................................................................................       102,000            --
Interest rate caps purchased...........................................................................            --     1,500,000
Interest rate floors purchased.........................................................................     5,250,000     4,500,000
Trading contracts:
Spot and forwards to purchase foreign currency.........................................................        76,055       110,856
Spot and forwards to sell foreign currency.............................................................        75,731       105,960
Futures and forwards to purchase precious metals.......................................................            --             3
Futures and forwards to sell precious metals...........................................................            --        17,006
==================================================================================================================================

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors and caps with strike prices that generally adjust quarterly and range from 125-200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps were purchased. At December 31, 1997, the Company owned exchange traded floors totaling $5.2 billion that expire at the rate of approximately $1.0 billion per quarter through the first quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of 4.6%. The unrealized gain on the floors approximated $384,000 at December 31, 1997. The unamortized premium relating to the floors was $388,000 at year end. The Company owned no interest rate caps at December 31, 1997.

The Company purchased over the counter interest rate floors in the first quarter of 1996 to protect against a drop in interest rates. The interest rate floors, with a notional value of $500.0 million at December 31, 1996, expired unexercised in the first quarter of 1997. In the first, second, and third quarter of 1996, the Company purchased exchange traded interest rate floors totaling $2.0 billion. The floors expired at the rate of $500.0 million per quarter beginning in the first quarter of 1997. The floors that expired in the first and second quarter of 1997 provided protection to the Company in the event that the three month LIBOR dropped below the strike price of 4.0% associated with the floor while the remaining floors have a strike price of 4.25%. The unrealized gain on these floors approximated $50,000 at December 31, 1996. In the fourth quarter of 1996, the Company purchased an additional $2.0 billion of exchange traded interest rate floors. The floors expire at the rate of $1.0 billion per quarter beginning in the first quarter of 1998. The floors provide the Company protection in the event that the three month LIBOR drops below the strike price of 4.0%. The unrealized gain on these floors approximated $150,000 at December 31, 1996.

In January 1996, the Company purchased exchange traded interest rate caps with a notional value of $500.0 million at December 31, 1996. The caps provided protection in the event that the three month LIBOR increased above the 6.5% strike price of the caps and expired during the second quarter of 1997. The unrealized gain on these caps approximated $6,000 at December 31, 1996. In the fourth quarter of 1996, the Company purchased an additional $1.0 billion of exchange traded caps. The caps expired at the rate of $500.0 million per quarter beginning in the third quarter of 1997 and provided the Company protection in the event that the three month LIBOR increased above the 7.5% strike price. The unrealized gain on these caps at December 31, 1996, approximated $31,000. The unamortized premiums paid for floors and caps described above approximated $0.5 million at December 31, 1996.

The following table summarizes the Company's derivative instruments for the years ended December 31, 1997 and 1996:

===================================================================================================================================
                                           NOTIONAL       WEIGHTED
AT DECEMBER 31, 1997 (IN THOUSANDS)          AMOUNT   AVERAGE RATE                      TERMS AND MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate floors purchased
Exchange traded........................... $5,250,000     n/a          $1,000,000 expiring per quarter in first, second, third and fourth quarter 1998. $1,250,000 expiring first quarter 1999.
Interest rate swaps
Time deposits:
 Pay-3 month LIBOR less 10 basis points...     27,000     5.63%        Matures first quarter 2007, callable by the Company first
                                                                       quarter 1998 and semi-annually thereafter.
   Receive-fixed rate.....................     27,000     7.15
Capital securities:
   Pay-3 month LIBOR......................     75,000     5.75%        Matures second quarter 2007.
   Receive-fixed rate.....................     75,000     7.18
===================================================================================================================================
DECEMBER 31, 1996 (IN THOUSANDS)
===================================================================================================================================
Interest rate caps purchased
Exchange traded........................... $1,500,000     n/a          $500,000 expiring per quarter in second, third and fourth
                                                                       quarter 1997.

Interest rate floors purchased
Exchange traded...........................  4,000,000     n/a          $500,000 expiring per quarter in 1997. $1,000,000 expiring per quarter in the first and second quarter 1998.

Over the counter..........................    500,000     n/a          Expired unexercised in first quarter 1997.
===================================================================================================================================

During 1994, the Company entered into interest rate swaps in which it was committed to pay the daily average of the Prime Rate less a designated spread and receive three month LIBOR. The swaps were intended to reduce the potential compression of the Company's net interest margin in the event that LIBOR rose faster than Prime. The interest rate swaps had a notional value of $200.0 million at December 31, 1995, and matured in the first quarter of 1996. The swaps contained embedded option contracts with strike prices which increased at the rate of 25 basis points per quarter which capped the rate received on the interest rate swap. The embedded options were intended to provide a limited degree of protection against a narrowing of the net interest margin in the event of a decrease in short-term interest rates while providing an increasing LIBOR indexed asset to retain some asset sensitivity.

Also in 1994, the Company entered into a similar transaction consisting of interest rate swaps with a notional value of $300.0 million of which a notional value of $100.0 million was outstanding at December 31, 1995. In conjunction with these interest rate swaps, the Company sold exchange traded options to cap the rate received on the swaps at escalating strike prices associated with the options. These packaged options were stacked and expired at the rate of $300.0 million per quarter during the first three quarters of 1995 with the final $100.0 million expiring in the fourth quarter of 1995. These linked option expirations mirrored the interest rate resets of the linked interest rate swaps which matured in the fourth quarter of 1995 and the first quarter of 1996. Using both swaps with embedded options and linked exchange traded options to yield the same result, the Company utilized the combination which provided the most economical method of accomplishing the synthetic alteration. The interest rate swaps and linked options, as synthetic alterations of the Company's interest received on its loan portfolio, are recorded "as settled" (or according to the settlement accounting method) with the resulting gains or losses recorded as an adjustment to interest income.

The impact of the Company's derivative financial instruments was a $507,300 and $700,000 increase in net interest income and a 2 basis point and 3 basis point increase in net interest margin for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1995, the economic impact of the Company's derivative financial instruments was a $7.2 million reduction in net interest income and a 35 basis point reduction in net interest margin. The impact of these instruments in 1995 was partially offset by the recognition of a $2.3 million premium received on the linked written option which had been deferred until the final maturity of the options in the fourth quarter of 1995.

As of December 31, 1997 and 1996, SBA loans serviced for others approximated $81.1 million and $57.4 million, respectively. In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers of loans. Under certain circumstances, loans must be repurchased if there has been a breach of representations or warranties.

The Company's wholly owned subsidiary, Imperial Trust Company, a California licensed trust company, had total assets under management of approximately $8.7 billion and $7.8 billion at December 31, 1997 and 1996, respectively.

LEASE COMMITMENTS: The Company leases the land and buildings for certain of its premises under noncancelable operating leases which expire in various years to 2012. Lease payments, net of sublease income, charged to net occupancy expense in the Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995, amounted to approximately $6.8 million, $6.3 million and $6.6 million, respectively.

Aggregate minimum rental commitments under these leases net of $1.1 million of income to be received from noncancelable subleases are as follows:


==============================================================================
(IN THOUSANDS)                                                         AMOUNTS
------------------------------------------------------------------------------
1998                                                                   $ 6,211
1999                                                                     5,989
2000                                                                     4,681
2001                                                                     4,535
2002                                                                     4,001
Thereafter                                                              16,886
------------------------------------------------------------------------------
Total                                                                  $42,303
==============================================================================

Certain of the aforementioned leases contain provisions such that the Company may at its option renew the leases at a specified rental for a specified period. Certain of the leases also contain provisions such that the Company must pay all property taxes on the premises or any increase in property taxes after specified years.

In addition, the Company has entered into long-term agreements for certain data processing and computer software products and services. These agreements expire in various years to 2002 and contain provisions that allow renewal at a specified amount for a specified period. Total expense from these agreements amounted to $3.3 million in 1997, $2.9 million in 1996 and $2.9 million in 1995 and are included in data processing in the Consolidated Statement of Income.

Aggregate minimum contractual payments under these agreements are as follows:


==============================================================================
(IN THOUSANDS)                                                         AMOUNTS
------------------------------------------------------------------------------
1998                                                                   $ 2,272
1999                                                                     2,333
2000                                                                     2,337
2001                                                                     2,337
2002                                                                     1,364
------------------------------------------------------------------------------
Total                                                                  $10,643
==============================================================================

YEAR 2000:

To fulfill the Company's fiduciary responsibility and ensure compliance with regulatory requirements, the Company has established a year 2000 project team ("the Team"). The Team has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to ensure that date-sensitive data continues to be processed correctly. Incorporated into the Team's mission statement is to have the Company year 2000 compliant by year-end 1998. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Team presently believes that, with modifications to existing software and minimal conversions to new software, the year 2000 will not pose significant operational problems for the Company's computer systems. Based on the Team's identification and analysis of necessary year 2000 modifications and enhancements, the Company does not anticipate incurring significant incremental costs related to the year 2000 project.

LEGAL ACTION:

The Company and its subsidiaries are defendants in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the Company.

NOTE (16) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans receivable, time deposits, borrowings and various off-balance sheet items. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered to be financial instruments. For example, the value of the Company's fiduciary contracts for trust services and the value of the Company's investment in subsidiaries are not considered to be financial instruments; therefore, their values are not incorporated into the fair value estimates. Additionally, there is a value in the Company's core deposit base which is unrelated to the interest rate assumptions used to compute the fair value estimates. Such demand deposits are a significant source of low cost funds to the Company.

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

The estimated fair values of the Company's financial instruments are as follows:

==================================================================================================================================
                                                                                     1997                          1996

                                                                                          ESTIMATED                     ESTIMATED
                                                                            CARRYING         FAIR         CARRYING         FAIR
AT DECEMBER 31, (IN THOUSANDS)                                               AMOUNT         VALUE          AMOUNT          VALUE
----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks................................................    $  316,600     $  316,600     $  325,014     $  325,014
Trading account assets.................................................        35,782         35,782         64,887         64,887
Securities available for sale..........................................       669,266        669,266        426,336        426,336
Securities held to maturity............................................         4,026          4,026          4,193          4,193
Federal funds sold and securities purchased under resale agreements....       765,000        765,000        357,000        357,000
Loans held for sale....................................................         3,763          4,120          5,531          6,058
Loans:
 Commercial loans......................................................     2,350,438      2,377,887      1,594,602      1,609,344
 Real estate loans.....................................................       407,721        398,032        447,842        430,443
 Consumer loans........................................................        30,449         30,347         20,604         20,425
==================================================================================================================================
 Total loans                                                               $2,788,608     $2,806,266     $2,063,048     $2,060,212
----------------------------------------------------------------------------------------------------------------------------------
 Less allowance for loan losses........................................    $  (51,143)    $       --     $  (36,051)    $       --
----------------------------------------------------------------------------------------------------------------------------------
 Net loans                                                                 $2,737,465     $2,806,266     $2,026,997     $2,060,212
==================================================================================================================================
Financial liabilities:
Deposits:
 Demand................................................................    $2,378,830     $2,378,830     $1,465,324     $1,465,324
 Savings...............................................................        23,375         23,375         17,324         17,324
 Money market..........................................................       939,086        939,086        596,967        596,967
 Time deposits - under $100,000........................................       128,543        128,545        169,493        169,624
 Time deposits - over $100,000.........................................       704,765        704,366        701,169        700,883
Short-term borrowings..................................................        55,915         55,915         44,897         44,897
Long-term borrowings:
 Floating rate notes and fixed rate debentures.........................         3,257          3,295          4,455          4,501
 Capital securities....................................................        73,314         83,214             --             --
==================================================================================================================================
Off-balance sheet financial instruments:
Asset/liability management:
Interest rate swaps/(1)/...............................................    $       --     $    5,893     $       --     $       --
Interest rate caps purchased/(1)/......................................            --             --            (95)            38
Interest rate floors purchased/(1)/....................................          (388)           384           (347)           200
Trading contracts:
Spot and forwards to purchase foreign currency.........................        (3,239)        (3,239)          (170)          (170)
Spot and forwards to sell foreign currency.............................         3,573          3,573            528            528
Futures and forwards to sell precious metals...........................            --             --             (4)            (4)
Credit instruments:
Commitment to extend credit............................................            --        (31,080)            --        (20,730)
Standby letters of credit..............................................            --         (2,558)            --         (1,981)
Commercial letters of credit...........................................            --         (1,126)            --           (800)
==================================================================================================================================
(1)Estimated fair value represents net unrealized gains (losses).
==================================================================================================================================

NOTE (17) RESTRICTIONS ON CASH BALANCES

Federal Reserve Board regulations require that the Bank maintain certain reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1997 and 1996, the Bank maintained average reserves of approximately $59.9 million and $81.4 million, respectively.

NOTE (18) IMPERIAL CREDIT INDUSTRIES, INC.
At December 31, 1997, the Company owned 8,941,106 shares, approximately 23%, of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII").

The following table illustrates the changes in the Company's investment in ICII during 1997 and 1996:


============================================================================================================
                                                                                     1997           1996
------------------------------------------------------------------------------------------------------------
Shares owned, beginning of year................................................    9,396,106       5,801,052
Stock splits and stock dividends...............................................           --       5,281,658
Sale of shares.................................................................     (320,000)   (1,500,000)
Charitable donation of shares..................................................     (135,000)       (186,604)
------------------------------------------------------------------------------------------------------------
Shares owned, end of year                                                          8,941,106       9,396,106
============================================================================================================

In accordance with two consulting agreements, one between the Bank and a senior executive of the Bank, and the second between the Bank and a director of the Company, the Bank was obligated to pay commissions upon the sale of ICII shares. Each individual would receive an incentive fee of 2.5% of the realized pre-tax gains received by the Bank, when and if realized, from the disposition of the remaining ICII shares held by the Bank. If such sale by the Bank has not occurred, the agreements require that the Bank be considered to have sold an amount equal to 20% of any such security as of January 1 of each year from 1997 through 2001, at a price equal to the arithmetic average of the daily average stock price of ICII common stock as reported by NASD during the preceding year.

In connection with the settlement of one of the consulting agreements, the Company sold 2.5%, or 231,528 shares, of its investment in ICII at various times during 1997. An additional 88,472 shares were also sold to reduce the financial impact of the transaction to the Company. As a result of the sales, the Company recorded gains of $5.0 million in "Gain on sale of investment in Imperial Credit Industries, Inc." in the Consolidated Statement of Income. Offsetting the gain on sale was a $5.0 million consulting charge recorded in "Professional and legal fees" which represented full satisfaction of the Company's obligation under one of the consulting agreements. The agreement with the director remains an obligation of the Company at December 31, 1997.

Based on the daily average market price for 1997 of $21.34 per share, less the remaining individual's basis of $0.88 per share as of December 31, 1997, as adjusted for stock splits and dividends, the liability relating to the remaining agreement approximated $4.7 million at December 31, 1997. This liability is being accrued over the vesting period and will be remeasured quarterly for changes in the average market price.

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

The following represents summarized financial information with respect to the operations of ICII:


=====================================================================================================================
(IN THOUSANDS)                                                                    1997          1996          1995
---------------------------------------------------------------------------------------------------------------------
Loans held for sale.........................................................   $  162,571    $  940,096    $1,341,810
Loans held for investment...................................................    1,266,719     1,068,599       668,771
Total assets................................................................    2,102,094     2,470,639     2,510,635
Deposits....................................................................    1,156,022     1,069,184     1,092,989
Total liabilities...........................................................    1,778,161     2,231,131     2,416,533
Retained earnings...........................................................      174,899        88,977        38,910
Total equity................................................................      323,933       239,508        94,102
---------------------------------------------------------------------------------------------------------------------
Total revenues..............................................................      308,688       256,933        85,309
Total expenses..............................................................      149,512        99,049        61,180
Income before taxes, minority interest & extraordinary item.................      159,176       157,884        24,129
Minority interest...........................................................      10,513        12,026          (208)
Extraordinary item..........................................................      (3,995)           --             --
Net income..................................................................      85,921        75,984        14,193
=====================================================================================================================

On February 20, 1997, the Company's Board of Directors approved a plan to spin off to shareholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets which include the Company owned shares of ICII will be transferred to Imperial Financial Group, Inc. ("IFG"), a newly formed Delaware corporation and currently a wholly-owned subsidiary of Imperial Bank. It is anticipated that the separation will occur in the second quarter of 1998. See - Note 23 Spin Off.

NOTE (19) CAPITAL MATTERS

Imperial Bank and the Company are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum dollar amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank, as a California corporation, is limited in making distribution to its stockholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes, Debentures and Capital Securities also have restrictions on distributions. At December 31, 1997, the Bank could distribute at least $124.7 million.

As of December 31, 1997 and 1996, the then most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category under the risk-based capital guidelines.

The following table compares the Company's actual capital ratios at December 31, 1997 and 1996, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:


=============================================================================================================================
                                                                                             TO BE WELL CAPITALIZED UNDER
                                                                                               PROMPT CORRECTIVE ACTION
                                                   ACTUAL      FOR CAPITAL ADEQUACY PURPOSES         PROVISIONS
(IN THOUSANDS)                                AMOUNT     RATIO      AMOUNT     RATIO              AMOUNT            RATIO
-----------------------------------------------------------------------------------------------------------------------------
At December 31, 1997
Total capital (to risk weighted assets):
   Company..................................  $471,898   12.48%     $302,542     8.0%            $378,178           10.0%
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
   Bank.....................................   398,741   10.65       299,519     8.0              374,398           10.0
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
Tier I capital (to risk weighted assets):
   Company..................................  $421,321   11.14%     $151,271     4.0%            $226,907            6.0%
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
   Bank.....................................   351,890    9.40       149,759     4.0              224,639            6.0
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
Tier I capital (to average assets):
   Company..................................  $421,321   10.28%     $122,973     3.0%            $204,954            5.0%
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
   Bank.....................................   351,890    8.70       121,405     3.0              202,342            5.0
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
------------------------------------------------------------------------------------------------------------------------
At December 31, 1996
Total capital (to risk weighted assets):
   Company..................................  $320,708   11.24%     $227,927     8.0%            $284,909           10.0%
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
   Bank.....................................   296,024   10.48       226,013     8.0              282,516           10.0
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
Tier I capital (to risk weighted assets):
   Company..................................  $284,248    9.96%     $113,964     4.0%            $170,945            6.0%
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
   Bank.....................................   260,654    9.23       113,006     4.0              169,509            6.0
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
Tier I capital (to average assets):
   Company..................................  $284,248    9.32%      $90,297     3.0%            $151,042            5.0%
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
   Bank.....................................   260,654    8.66        90,297     3.0              150,496            5.0
                                                                greater than    greater than     greater than    greater than
                                                                or equal to     or equal to      or equal to     or equal to
 ------------------------------------------------------------------------------------------------------------------------

The Company's pro forma Tier I, total and leverage capital ratios at December 31, 1997, reflecting the spin off of IFG were 10.18%, 11.53% and 9.25%, respectively. See - Note 23 Spin Off and Note 24 Pro Forma Financial Information of Imperial Bancorp.

NOTE (20) DISCONTINUED OPERATION

In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $9.8 million, net of tax, in 1996. The provision, in addition to all of the results of operations from this division, is reflected in the Consolidated Statement of Income as "Income (loss) from operations of discontinued operation, net of tax." In accordance with the Company's termination plan, customers of the precious metals division were notified of the Company's decision to exit the business and given an appropriate amount of time to liquidate their outstanding positions. Substantially all of the activities of the precious metals division were terminated as of December 31, 1996.

During 1997, the Company recovered approximately $1.6 million pre-tax related to the precious metals business. The Company anticipates collecting additional recoveries related to precious metals inventories written off, although not in substantial amounts.


===============================================================================================================
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                                      1997      1996       1995
---------------------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued
   operation, net of income taxes of $456, $(6,000) and $1,118................       $ 629    $(8,168)  $1,523
Loss on disposal of discontinued operation....................................          --         --       --
---------------------------------------------------------------------------------------------------------------
      Total                                                                          $ 629    $(8,168)  $1,523
---------------------------------------------------------------------------------------------------------------

Summary financial information pertaining to the precious metals division is provided below:


=========================================================================================================
AT DECEMBER 31, (IN THOUSANDS)                                                            1997     1996
---------------------------------------------------------------------------------------------------------
Loans..................................................................................   $ 306   $ 3,797
Total assets...........................................................................     329    19,931
Total liabilities......................................................................     183    14,769
=========================================================================================================

NOTE (21) NEW ACCOUNTING PRONOUNCEMENTS
SFAS NO. 130 - REPORTING COMPREHENSIVE INCOME: SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION: SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

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

SEC RULE ON DISCLOSURES ABOUT DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS: The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statement and related notes thereto.

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY)

=============================================================================================================
CONDENSED BALANCE SHEET
AT DECEMBER 31, (IN THOUSANDS, EXCEPT SHARE DATA)                                            1997        1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash.................................................................................    $  2,365    $    188
Interest-bearing time deposit at Imperial Bank.......................................      37,242          --
Securities available for sale........................................................      14,412      14,022
Securities purchased under resale agreements from Imperial Bank......................       7,925       3,200
Loans to officers....................................................................       3,519       3,633
Investments in subsidiaries:
 Imperial Bank.......................................................................     355,869     264,359
 Other subsidiaries..................................................................      13,842       4,447
Other assets.........................................................................      19,059      15,301
-------------------------------------------------------------------------------------------------------------
   Total assets                                                                          $454,233    $305,150
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper......................................................................   $ 15,898    $  8,011
Floating rate notes and fixed rate debentures.........................................      3,257       4,455
Junior subordinated debentures........................................................     75,582          --
Other liabilities.....................................................................      7,472       6,333
-------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                     $102,209    $ 18,799
=============================================================================================================
Shareholders' equity:
 Common stock, no par 50,000,000 shares authorized; 39,236,034 shares at December 31, 1997, and 34,619,573 shares at
     December 31, 1996, issued and outstanding........................................    236,186     163,748
 Subsidiaries' unrealized gain on securities available for sale, net of tax...........      1,682       1,206
 Retained earnings....................................................................    114,156     121,397
-------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                            $352,024    $286,351
-------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                            $454,233    $305,150
=============================================================================================================

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)

============================================================================================================================
CONDENSED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                                1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------------
Revenue:
 Dividends - Imperial Bank.....................................            $ 1,120              $ 4,120              $ 2,367
 Interest income:
   Securities available for sale...............................              1,327                1,195                  694
   Securities purchased under resale agreements from
    Imperial Bank..............................................                166                  141                   12
   Interest-bearing time deposit at Imperial Bank..............              2,101                   --                   --
   Loans to officers...........................................                131                  119                  199
 Other income..................................................                  8                   15                   16
----------------------------------------------------------------------------------------------------------------------------
     Total revenue                                                         $ 4,853              $ 5,590              $ 3,288
----------------------------------------------------------------------------------------------------------------------------
Expense:
 Salary........................................................                171                  137                  137
 Other employee benefits/(1)/..................................               (168)                 206                 (206)
 Interest expense:
   Commercial paper............................................                740                1,015                  463
   Floating rate notes and subordinated debentures.............                270                  343                  528
   Junior subordinated debentures, net.........................              4,669                   --                   --
 Other expense.................................................                915                  890                  535
----------------------------------------------------------------------------------------------------------------------------
     Total expense                                                         $ 6,597              $ 2,591              $ 1,457
----------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes..............................             (1,744)               2,999                1,831
Applicable income tax benefit..................................             (1,522)                (603)                (490)
----------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiaries                  (222)               3,602                2,321
----------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries.................             55,399               50,532               20,856
----------------------------------------------------------------------------------------------------------------------------
     Net income                                                            $55,177              $54,134              $23,177
----------------------------------------------------------------------------------------------------------------------------
(1) Includes the accrual for benefit costs associated with the deferred compensation plan and DBO Plan less the increase in cash surrender value associated with the life insurance policies funding the plans (see - Note 13 Employee Benefit
    Plans).
============================================================================================================================

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)

========================================================================================================================
CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS)                            1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income................................................          $  55,177            $  54,134            $  23,177
 Adjustments for non-cash charges (credits):
   Undistributed income of subsidiaries....................            (55,399)             (50,532)             (20,856)
 Net change in other liabilities/(1)/......................              3,164                1,198                  798
 Net change in other assets................................             (3,758)              (1,034)                (693)
------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities             $    (816)           $   3,766            $   2,426
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of securities available for sale.......            231,794              416,117              188,630
 Purchase of securities available for sale.................           (232,409)            (413,471)            (189,966)
 Investment in time deposit at Imperial Bank...............            (37,242)                 --                   --
 Investments in subsidiaries...............................            (39,179)              (1,750)
 Net change in securities purchased under resale
   agreements..............................................             (4,725)              (3,200)                 --
 Net change in loans made to officers......................                114                  605                  244
------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                             $ (81,647)           $  (1,699)           $  (1,092)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in commercial paper............................              7,887               (3,551)                (341)
 Retirement of floating rate notes and subordinated
   debentures..............................................             (1,198)              (1,451)              (2,247)
 Issuance of junior subordinated debentures................             75,540                  --                   --
 Net proceeds from exercise of employee stock options......              2,407                2,352                1,839
 Other.....................................................                  4                  (29)                 (11)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities               $  84,640            $  (2,679)           $    (760)
------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                $   2,177            $    (612)           $     574
------------------------------------------------------------------------------------------------------------------------
   Cash, beginning of year                                           $     188            $     800            $     226
------------------------------------------------------------------------------------------------------------------------
   Cash, end of year                                                 $   2,365            $     188            $     800
========================================================================================================================
(1) The Parent Company recorded a tax benefit in shareholders' equity for its employee stock options of $2,025,000 in 1997,
    $1,863,000 in 1996 and $153,000 in 1995.
------------------------------------------------------------------------------------------------------------------------

In 1997, 1996 and 1995, the Parent Company paid $5.7 million, $1.4 million and $1.0 million in interest, respectively.

Dividends received from the Bank are subject to certain limitations. See - Note 19 Capital Matters.

NOTE (23) SPIN OFF

On February 20, 1997, the Company's Board of Directors approved a plan to spin off to shareholders in a tax-free distribution a portion of its specialty lending and finance businesses that focus on the entertainment industry, as well as certain other operations. These businesses and assets will be transferred to Imperial Financial Group, Inc. ("IFG"), a newly formed Delaware corporation and currently a wholly-owned subsidiary of Imperial Bank.

The Bank will contribute to IFG (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of the Bank that specializes in motion picture and television financing; (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers a wide range of trust and investment management services; (iii) all of the common stock of a newly formed thrift and loan company, Crown American Bank, that will hold the assets and liabilities of the Bank's Small Business Administration lending group ("SBA"), a division of the Bank that provides loans to small businesses, a portion of which are guaranteed as to repayment by the U.S. Government; and (iv) the common stock owned by the Bank (representing approximately 23% of all outstanding common stock as of December 31, 1997) in ICII, a publicly traded, diversified specialty finance company. In conjunction with the spin off, the Company will retain certain mortgage loans.

On February 27, 1998, the Company received a private letter ruling from the Internal Revenue Service favorable to the proposed spin off, in a tax free distribution to shareholders. The spin off is conditioned upon, among other things, receipt of other regulatory approvals and obtaining necessary financing. It is anticipated that the separation will occur the second quarter of 1998.

NOTE (24) PRO FORMA FINANCIAL INFORMATION OF IMPERIAL BANCORP (UNAUDITED)

The pro forma impact of the spin off on selected income statement items is reflected as if the spin off had occurred at the beginning of the period presented. Selected balance sheet items are reflected as if the spin off had occurred at the end of the period presented.

====================================================================================
FOR THE YEAR ENDED
DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     ACTUAL           PRO FORMA
------------------------------------------------------------------------------------
Pro forma earnings summary:
Net interest income...................................$   201,335        $   187,327
Provision for loan losses.............................     22,892             20,649
------------------------------------------------------------------------------------
Net interest income after provision for loan
 losses...............................................    178,443            166,678
Noninterest income....................................     56,401             39,050
Equity in net income of ICII..........................     20,260                 --
Gains - sale of ICII stock............................      4,977                 --
Other noninterest expense.............................    169,031            141,582
------------------------------------------------------------------------------------
Income before income taxes from continuing
 operations...........................................     91,050             64,146
Income tax provision..................................     36,502             26,666
Income from continuing operations.....................$    54,548        $    37,480
------------------------------------------------------------------------------------
Pro forma earnings per share:
   Basic earnings per share from continuing
    operations........................................      $1.41              $0.97
   Diluted earnings per share from continuing
    operations........................................      $1.34              $0.92
====================================================================================
Weighted average number of shares:
   Basic.............................................. 38,797,085         38,797,085
   Diluted............................................ 40,715,220         40,715,220
====================================================================================


=================================================================================
AT DECEMBER 31, 1997
(IN THOUSANDS)                                        ACTUAL            PRO FORMA
---------------------------------------------------------------------------------
Pro forma balance sheets summary:
Cash.......................................        $  316,600          $  313,787
Investments................................         1,477,837           1,468,047
Loans, net.................................         2,737,465           2,608,851
Investment in ICII.........................            75,001                  --
Other assets...............................           119,376             237,953
---------------------------------------------------------------------------------
 Total assets..............................        $4,726,279          $4,628,638
=================================================================================
Deposits...................................        $4,174,598          $4,174,598
Short-term borrowings......................            55,915              55,915
Long-term borrowings.......................            76,571              76,571
Other liabilities..........................            67,171              29,225
---------------------------------------------------------------------------------
 Total liabilities                                 $4,374,255          $4,336,309
---------------------------------------------------------------------------------
Total shareholders' equity                         $  352,024          $  292,329
---------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                            $4,726,279          $4,628,638
=================================================================================

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS'
IMPERIAL BANCORP:

We have audited the accompanying consolidated balance sheet of Imperial Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Los Angeles, California
January 21, 1998, except as to Footnote 23 which is as of February 27, 1998.

SELECTED STATISTICAL INFORMATION
SECURITIES

The following table shows the maturities of securities held to maturity and securities available for sale at December 31, 1997, and their weighted average yields.

================================================================================================================================
(IN MILLIONS)                                                                MATURING
--------------------------------------------------------------------------------------------------------------------------------
                                          Less than      Greater than       Greater than       Greater than
                                           1 YEAR         1 - 5 YEARS       5 - 10 YEARS        10 YEARS           TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                      AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT    YIELD
--------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
 Industrial development bonds......... $  --       --%    $  --      --%     $ --      --%    $  4.0     7.1%    $  4.0     7.1%
--------------------------------------------------------------------------------------------------------------------------------
   Total                               $  --       --     $  --      --      $ --      --     $  4.0     7.1%    $  4.0     7.1%
================================================================================================================================
Securities available for sale:
 U.S. Treasury and federal agencies... $238.2     5.4%    $21.1     5.8%     $ --      --%    $356.0     6.2%    $615.3     5.9%
 Mutual funds.........................   37.5     5.6        --      --        --      --         --      --       37.5     5.6
 Other securities.....................     --      --        --      --       2.7     9.6       13.8     5.5       16.5     6.2
--------------------------------------------------------------------------------------------------------------------------------
   Total                               $275.7     5.4%    $21.1     5.8%     $2.7     9.6%    $369.8     6.2%    $669.3     5.9%
================================================================================================================================

MATURITY DISTRIBUTION OF LOANS
The following table shows the maturity schedule of the Company's loan portfolio at December 31, 1997, net of unearned income and deferred loan fees and costs.

============================================================================================================================
                                                                          Less than   Greater than   Greater than
(IN THOUSANDS)                                                             1 YEAR     1 TO 5 YEARS     5 YEARS        TOTAL
----------------------------------------------------------------------------------------------------------------------------
Commercial loans:
 Floating rate.......................................................    $1,192,392     $  754,609    $261,551    $2,208,552
 Fixed rate..........................................................        61,858         75,870       4,158       141,886
Real estate loans:
 Floating rate.......................................................       152,760         55,739       8,994       217,492
 Fixed rate..........................................................        49,026        114,321      26,881       190,229
Consumer loans:
 Floating rate.......................................................        29,924             57          --        29,981
 Fixed rate..........................................................            73            395          --           468
----------------------------------------------------------------------------------------------------------------------------
   Total loans                                                           $1,486,033     $1,000,991    $301,584    $2,788,608
----------------------------------------------------------------------------------------------------------------------------
 Allowance for loan losses...........................................                                                (51,143)
----------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                                      $2,737,465
============================================================================================================================

FINANCIAL RATIOS

=============================================================================================================================
                                                                                    1997     1996     1995     1994     1993
-----------------------------------------------------------------------------------------------------------------------------
Net income as a percentage of:
 Average shareholders' equity...................................................   17.53%   20.83%   11.03%    3.46%    0.57%
 Average total assets...........................................................    1.51     1.94     1.00     0.30     0.04
 Average earning assets.........................................................    1.70     2.10     1.14     0.35     0.05
Shareholders' equity at year-end as a percentage of:
 Total assets at year-end.......................................................    7.45%    8.55%    8.19%    8.31%    6.63%
 Total gross loans at year-end..................................................   12.62    13.88    13.43    14.38    12.56
 Total deposits at year-end.....................................................    8.43     9.71     9.66    10.09     7.76
Average shareholders' equity as a percentage of:
 Average total assets...........................................................    8.62%    9.33%    9.04%    8.64%    7.02%
 Average gross loans                                                               13.13    14.14    13.64    14.11    12.54
 Average total deposits.........................................................   10.04    10.77    10.47    10.10     8.22
=============================================================================================================================

COMMON STOCK AND SHAREHOLDER DATA

===============================================================================================================================
                                                                                1997       1996      1995      1994      1993
-------------------------------------------------------------------------------------------------------------------------------
Market price:
 High for year...............................................................  $33.08     $14.85    $ 9.17     $6.85     $5.09
 Low for year................................................................   14.02       8.32      4.27      4.32      2.99
 At year end.................................................................   32.88      14.55      9.17      4.50      4.50
Book value at year end.......................................................    8.97       7.52      6.18      5.49      5.34
Market price/book value at year end..........................................   366.6%     193.4%    148.4%     81.9%     84.1%
===============================================================================================================================

On January 21, 1998, the Company announced a three-for-two stock split which was effected on February 6, 1998, to shareholders of record on February 2, 1998.

On January 24, 1997, the Company declared a 10% stock dividend, payable on February 24, 1997, to shareholders of record on February 17, 1997. In the fourth quarter of 1996, the Company split its common stock at the ratio of one new share for every two shares outstanding. The Company declared an 8% stock dividend on January 25, 1996, payable on February 23, 1996, to shareholders of record on February 15, 1996. In addition, 5% stock dividends were declared on January 24, 1995, payable February 24, 1995, to shareholders of record on February 15, 1995, and on January 20, 1994, payable February 28, 1994, to shareholders of record on February 10, 1994. The ratios and amounts in the above table have been adjusted for the effect of these dividends for all periods presented.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the stock symbol "IMP." During the first eleven months of 1996, the common stock of the Company was traded in the over-the-counter market on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol "IBAN." As of March 2, 1998, shareholders of record approximated 1,560 exclusive of shares held in street name at brokerage firms.

QUARTERLY DATA
The following table sets forth the range of the high and low prices for the calendar periods indicated as adjusted for a 10% stock dividend declared and paid in the first quarter of 1997 and a 3-for-2 stock split effected in the first quarter of 1998.

======================================================================================
                                              1997                        1996
                              --------------------------------------------------------
STOCK MARKET QUOTATIONS                HIGH           LOW          HIGH           LOW
--------------------------------------------------------------------------------------
First Quarter                         $19.08        $14.02        $10.24        $ 8.32
Second Quarter                         19.25         14.33         10.20          8.99
Third Quarter                          24.92         18.96         11.92          8.99
Fourth Quarter                         33.08         23.51         14.85         11.06
======================================================================================

Quarterly financial information for the Company and its subsidiaries for the years ended December 31, 1997 and 1996, is summarized below.

================================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================================================================
1997                                                               DECEMBER 31     SEPTEMBER 30         JUNE 30         MARCH 31
--------------------------------------------------------------------------------------------------------------------------------
Total interest income................................................. $81,372          $74,372         $68,495          $58,733
Net interest income...................................................  59,491           53,844          47,839           40,161
Provision for loan losses.............................................   8,107            7,068           4,427            3,290
Noninterest income....................................................  30,504           19,046          15,959           16,129
Income from continuing operations before taxes........................  35,250           23,936          18,578           13,286
Income (loss) from operations of discontinued operation, net of tax...     150              690            (132)             (79)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $21,392          $14,873         $10,959          $ 7,953
================================================================================================================================
Basic earnings from continuing operations per share...................    0.54             0.37            0.29             0.21
Basic earnings (loss) per share of discontinued operations............    0.01             0.02           (0.01)              --
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share.............................................. $  0.55          $  0.39         $  0.28          $  0.21
================================================================================================================================
Diluted earnings from continuing operations per share.................    0.52             0.35            0.27             0.20
Diluted earnings per share of discontinued operations.................    0.01             0.01              --               --
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                             $  0.53          $  0.36         $  0.27          $  0.20
================================================================================================================================
================================================================================================================================
1996                                                               DECEMBER 31     SEPTEMBER 30         JUNE 30         MARCH 31
================================================================================================================================
Total interest income................................................. $56,227          $54,513         $50,326          $48,090
Net interest income...................................................  37,908           36,084          34,889           32,221
Provision for loan losses.............................................  (2,948)           3,803           3,357            2,669
Noninterest income....................................................  14,974           12,586          23,229           12,291
Gains - Imperial Credit Industries, Inc. stock........................      --               --          36,411               --
Income from continuing operations before taxes........................  21,368           14,347          58,185           11,680
(Loss) income from operations of discontinued operation, net of tax...  (2,543)             373          (6,114)             116
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $10,009          $ 8,676         $28,653          $ 6,796
================================================================================================================================
Basic earnings from continuing operations per share................... $  0.33          $  0.22         $  0.93          $  0.18
Basic (loss) earnings per share of discontinued operation.............   (0.07)            0.01           (0.16)              --
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                               $  0.26          $  0.23         $  0.77          $  0.18
================================================================================================================================
Diluted earnings from continuing operations per share................. $  0.31          $  0.21         $  0.88          $  0.17
Diluted (loss) earnings per share of discontinued operations..........   (0.06)            0.01           (0.15)              --
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                             $  0.25          $  0.22         $  0.73          $  0.18
================================================================================================================================
Per share data has been adjusted for a stock dividend declared and paid in 1997, and 3-for-2 stock splits effected in 1996 and first quarter 1998. Earnings per share for the current year and all prior periods presented reflects the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
================================================================================================================================

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

==================================================================================================================================
                                                         1997 OVER 1996                             1996 OVER 1995
                                                                      RATE/                                      RATE/
(IN THOUSANDS)                                 VOLUME      RATE      VOLUME    TOTAL      VOLUME      RATE      VOLUME      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Increase/(Decrease) in:
 Loans/(1)/................................. $ 53,038     $4,866     $1,486    $59,390    $27,817   $    897     $1,393    $30,107
 Trading instruments........................   (1,102)       960       (356)      (498)       470       (912)      (103)      (545)
 Securities available for sale..............   12,522       (607)      (351)    11,564      6,007     (1,175)      (506)     4,326
 Securities held to maturity................      (13)        (1)        --        (14)       (72)        90        (23)        (5)
 Federal funds sold and securities purchased
  under resale agreements...................    2,767        319         89      3,175      1,257       (871)      (123)       263
 Loans held for sale........................      173         19          7        199        248         (9)        (8)       231
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                     $ 67,385     $5,556     $  875    $73,816    $35,727   $ (1,980)    $  630    $34,377
==================================================================================================================================
 Savings....................................       66          4          1         71       (157)        (1)         1       (157)
 Money market...............................    8,660      1,134        663     10,457      1,193      1,107       (112)     2,188
 Time - under $100,000......................   (3,967)       (40)        13     (3,994)      (987)    (1,362)       134     (2,215)
 Time - $100,000 and over/(2)/..............    1,938       (225)       (12)     1,701     12,512     (2,382)      (886)     9,244
----------------------------------------------------------------------------------------------------------------------------------
 Total deposits                              $  6,697     $  873     $  665    $ 8,235    $12,561   $ (2,638)    $ (863)   $ 9,060
----------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings......................      769        115         28        912       (611)      (397)        33       (975)
 Long-term borrowings:
   Floating rate notes and subordinated
    debentures..............................      (81)        10         (2)       (73)      (154)       (47)        16       (185)
   Capital securities/(3)/..................    4,509         --         --      4,509         --         --         --         --
----------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                      $ 11,894     $  998     $  691    $13,583    $11,796   $ (3,082)    $ (814)   $ 7,900
==================================================================================================================================
 Changes in net interest income              $ 55,491     $4,558     $  184    $60,233    $23,931   $  1,102     $1,444    $26,477
==================================================================================================================================
(1) The rate change for interest income on loans includes a $0.5 million and a $0.7 million positive impact of derivative instruments for the years ended Decem ber 31, 1997 and 1996, respectively. Loans are net of unearned income and deferred loan fees.
(2) The rate change for interest expense on time deposits under $100,000 includes a $0.4 million positive impact of derivative instruments for the year ended December 31, 1997.
(3) The rate change for interest expense on capital securities includes a $0.7 million positive impact of derivative instruments for the year ended December 31, 1997.
==================================================================================================================================

DESCRIPTION OF BUSINESS

IMPERIAL BANCORP: Imperial Bancorp ("the Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("the BHC Act"), as amended. The Company was incorporated under the laws of California on November 13, 1968, and has its principal executive offices at 9920 South La Cienega Boulevard, Inglewood, California 90301. The Company functions primarily as the sole shareholder of Imperial Bank ("the Bank"), Imperial Bank Arizona ("IBAZ") and it's non-bank subsidiaries. IBAZ was established as an Arizona bank in 1997 and is pursuing a similar strategy to that of the Bank in the Arizona market with an office in downtown Phoenix. The Company establishes general policies and activities of the operating subsidiaries.

IMPERIAL BANK: The Bank is engaged in general commercial banking at 11 banking offices located throughout California and loan production offices located in Boston, Massachusetts; Austin, Texas; and Bellevue, Washington. The Bank, among the eighth largest in California, was incorporated in 1963 under the laws of the State of California and became a subsidiary of the Company in 1969.

The Bank offers a wide variety of financial services. For business customers the Bank's services currently include: checking accounts; savings accounts; money market deposit accounts; certificates of deposit; business and real estate loans; ESOP financing; venture capital financing; SBA loans; depository of federal income, excise and withholding taxes; collection services; Mastercard and Visa depository; business account reconciliation; cash management services; automated payroll systems; accounts receivable financing; accounts receivable factoring; letters of credit, foreign currency exchange and trade financing; asset management services; escrow accounting system and other accounting systems. The Bank has historically devoted the major portion of its business development efforts toward middle market businesses with annual sales of between $5 and $100 million. Additionally, the Bank has established specialized divisions to more directly serve certain market segments, such as the Imperial Entertainment Group, International Banking, Asset Based Lending, Financial Services Group, Corporate Cash Management, Merchant Card Services, The Lewis Horwitz Organization, Emerging Growth, Health Care and Small Business Administration Lending. The Bank's loans and deposits are diversified across a number of industries.

For individual customers, the Bank provides: personal checking, interest checking and savings accounts; individual retirement accounts and Keogh Plans; money market deposit accounts; certificates of deposit; auto, home improvement, home equity and other types of consumer loans; traveller's checks; money transfer services; and automatic overdraft protection. While the Bank offers these retail type services, it does so primarily as an accommodation to its business customers within the geographic areas served.

The Bank does not have trust powers. However, Imperial Trust Company, a subsidiary of the Bank, is licensed to operate a trust business under the laws of the State of California and operates from offices in Los Angeles, Costa Mesa and San Francisco. The Bank is licensed as an insurance agent and engages in insurance activities as permitted under applicable law.

As of December 31, 1997, the Bank and its subsidiaries had total assets of $4.7 billion and total deposits of $4.2 billion. Net income for 1997 was $55.2 million.

Competition - The Bank operates in highly competitive markets. Some of the nation's largest commercial banks are headquartered in California and maintain large branch bank networks throughout the Bank's marketing areas. These large commercial banks have substantially greater assets and resources than the Bank. A number of California banks, as well as out-of-state banks, have larger total lending limits than the Bank and perform some banking-related functions which the Bank does not presently offer. For customers needing services the Bank does not directly offer, the Bank makes arrangements with correspondent institutions to provide such specialized services. In addition, the Bank and all other banks compete in making loans and obtaining deposits with a variety of other financial institutions including savings and loan institutions, thrift and loan companies, small loan companies and others.

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

IMPERIAL BANK SUBSIDIARIES: Imperial Trust Company, a California licensed trust company, had total assets under management and administration of approximately $8.7 billion at December 31, 1997. The Trust Company reported net income of $958,000 for 1997.

Imperial Ventures, Inc. ("IVI") was organized in 1977 and is licensed as a small business investment company. IVI reported a net loss of $90,000 for 1997. As of December 31, 1997, IVI had total assets of approximately $2.3 million.

Imperial Securities Corporation ("ISC"), a registered broker dealer, engages in the purchase and resale of financial instruments to corporations, financial institutions and high net worth individuals. ISC, organized as a broker dealer in 1993, reported net income of $702,200 for 1997. As of December 31, 1997, ISC had total assets of $5.0 million.

Pacific Bancard Association, Inc. ("PBA") was formed in 1976 to facilitate merchant bankcard processing activities. In the fourth quarter of 1997, PBA sold its 50% investment in American Heritage Pacific Bancard Association which was formed in 1994. PBA recognized a $3.5 million pretax gain on the sale. PBA's assets at December 31, 1997, consisted of deposits totaling $4.6 million at Imperial Bank. PBA reported net income of $2.2 million for 1997.

Imperial Bank Arizona ("IBAZ") opened in August 1997 when the Bank's loan production office located in Phoenix, Arizona was converted into to a full-service business bank. At December 31, 1997, IBAZ had total assets of $17.8 million. IBAZ reported a net loss of $34,000 for the year.

NONBANK SUBSIDIARIES: In addition to the Bank and its subsidiaries, the Company has three wholly-owned direct subsidiaries.

Imperial Bank Realty Company, Inc. ("Realty") holds leases on certain real property occupied by the Company and the Bank. Realty is responsible for purchasing, leasing and maintaining all Bank and Company operating real properties. As of December 31, 1997, Realty's total assets consisted of deposits with Imperial Bank totaling $612,000. Net income in 1997 was approximately $8,700.

Imperial Capital Trust I (the "Trust") is a statutory business trust formed in April 1997. The Trust exists for the sole purpose of issuing 9.98% Capital Securities and investing the proceeds thereof in 9.98% Junior Subordinated Debentures issued by the Company. At December 31, 1997, the Trust had assets of $75.7 million, of which $75.6 million reflects its investment in the Junior Subordinated Debentures issued by the Company. The Trust had net income of approximately $93,100 for 1997.

Imperial Creditcorp ("ICC") seeks to generate capital appreciation through medium term equity investments made in financial sector businesses. As of December 31, 1997, ICC's total assets approximated $5.0 million. Net income for 1997 approximated $148,100.

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

In the second quarter of 1996, the Company sold 1.5 million shares of its investment in ICII. At the same time, ICII completed a secondary public offering in which 2.8 million new shares were sold to the public. During 1997, the Company sold and donated 455,000 shares of ICII stock reducing its investment to approximately 23%.

As the Company exercises significant influence over the operation of ICII, the results of operations are accounted for as an equity investment in the Company's consolidated financial statements.

On February 27, 1998, the Company received from the Internal Revenue Service a private letter ruling favorable to the Company's proposed spin off, in a tax free distribution to shareholders, a portion of its specialty lending and finance business, including its investment in ICII, into a newly formed corporation, Imperial Financial Group, Inc. The spin off is conditioned upon, among other things, receipt of other required regulatory approvals and obtaining necessary financing. It is anticipated that the spin off will occur in early 1998.

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

The Company and its non-banking subsidiaries are affiliates of the Bank within the meaning of the Federal Reserve Act. Under the Federal Reserve Act there are certain restrictions on loans by the Bank to the Company and to its non-banking affiliates and all such affiliates in the aggregate, on investments by the Bank in any affiliate's securities and on the Bank taking any affiliate's securities as collateral for loans to any borrower. The Bank is subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities and the Company and all other affiliates may be subject to such restrictions. Under the BHC Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

State Banks - The Bank is supervised by California's Financial Institution Commissioner, and is a member of the Federal Deposit Insurance Corporation ("FDIC"). It is subject to the provisions of the Federal Deposit Insurance Act and to regular examinations by the Commissioner and the FDIC. The Bank is not a member of the Federal Reserve System ("Fed"), although it is subject to reserve requirements of the Fed. There are various requirements and restrictions under the laws of the State of California and of the United States affecting the Bank in its operations, and these laws and extensive administrative regulations cover many aspects of the Bank's business such as investments, branching, municipal securities and other activities, including restrictions on the nature and amount of loans which may be made. Although the Bank is governed by regulation of the Commissioner and the FDIC, the policies of the Board so permeate the banking industry as a whole, that the Bank, while not a member of the Fed, is to a large degree subject to the same policies that affect member banks.

The Bank, as a California corporation, is limited in making distributions to its stockholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes, Debentures and Capital Securities also have restrictions on distributions. At December 31, 1997, the Bank could distribute at least $124.7 million.

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

In September 1996, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") which provided that, among other things, Savings Association Insurance Fund ("SAIF") members and BIF members would have the same risk-based deposit insurance assessment schedule with respect to FDIC deposit insurance premiums, effective January 1, 1997, whereas previously, FDIC insurance premiums were based on the level of reserves in the BIF and the SAIF. The assessment schedule proposed by the FDIC ranges from 0% to 0.27% of deposits and is based upon the capital position and a supervisory evaluation of each institution. As of January 1, 1997, assessments have been set at the following percentages of deposits:

=======================================================================================
                                            GROUP A           GROUP B           GROUP C
---------------------------------------------------------------------------------------
Well Capitalized................             0.00%             0.03%             0.17%
Adequately Capitalized..........             0.03%             0.10%             0.24%
Undercapitalized................             0.10%             0.24%             0.27%
---------------------------------------------------------------------------------------

The Bank has been assigned the assessment risk classification of Group A and is well capitalized. As a result, its FDIC insurance premium for the semi-annual period of January to June 1998 is zero.

Prior to the enactment of the Budget Act, FDIC assessments for interest payments on bond obligations issued by the Financing Corporation ("FICO") were solely paid by SAIF member institutions. Under the Budget Act, both BIF and SAIF members will now share in the cost of the FICO bond interest payments. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing is occurring. During this initial period, SAIF member institutions will pay 0.0648% of domestic deposits while BIF member institutions, such as the Bank, will pay 0.013% of domestic deposits. Full pro rata sharing of the FICO bond interest payments will take effect on January 1, 2000.

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

In 1995, the federal bank regulatory agencies determined that the allowance for loan losses established pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") should be characterized as a general allowance (created against unidentified losses) rather than a specific allowance (created against identified losses). As a general allowance, the SFAS 114 allowance is includable in Tier 2 capital, subject to existing regulatory capital limitations.

The Bank is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank's compliance with CRA is monitored by the FDIC, which assigns the Bank a publicly available CRA rating. An assessment of CRA compliance is required by both the FDIC and the Board in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks or bank holding companies. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria went into effect for examinations beginning on July 1, 1997. Although management cannot predict the impact of the substantial changes in the new rules on the Bank's
CRA rating, it will continue to take steps to comply with the requirements in all respects.

Capital adequacy guidelines - Risk-adjusted capital guidelines, issued by bank regulatory authorities, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. Tier I capital basically consists of common shareholders' equity and non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. The Bank's Tier I and total risk-weighted ratios at December 31, 1997, were 9.40% and 10.65%, respectively.

In addition to the risk-weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1997, was 8.70%.

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

The Company leases office space for branches and subsidiaries locations with expiration dates ranging from 1997 to 2012, exclusive of renewal options. Annual rentals, net of sublease income, for all leased premises were $6.8 million for 1997.

The Bank houses its Corporate Service Center at 2015 Manhattan Beach Boulevard, Redondo Beach, California. The property is owned by the Bank.

DIRECTORY

IMPERIAL BANCORP, SUBSIDIARIES AND ENTERPRISES

IMPERIAL BANCORP & IMPERIAL BANK EXECUTIVE OFFICES                            IMPERIAL CREDITCORP
Century Boulevard at the San Diego Freeway                                    Century Boulevard at the San Diego Freeway
P. O. Box 92991                                                               P. O. Box 92991
Los Angeles, California 90009                                                 Los Angeles, California 90009
(310) 417-5600                                                                (310) 417-5600
--------------------------------------------------------                      ------------------------------------------------------

IMPERIAL BANK REALTY COMPANY, INC.                                            IMPERIAL FINANCIAL GROUP, INC.
Century Boulevard at the San Diego Freeway                                    1840 Century Park East, 10th Floor
P. O. Box 92991                                                               Los Angeles, California 90067
Los Angeles, California 90009                                                 (310) 712-8600
(310) 417-5600
--------------------------------------------------------                      ------------------------------------------------------

IMPERIAL CREDIT INDUSTRIES, INC.                                              IMPERIAL BANK ARIZONA
23550 Hawthorne Blvd., Building 1, Suite #110                                 One Arizona Center
Torrance, CA 90505                                                            400 E. Van Buren, Suite 900
(310) 373-1704                                                                Phoenix, Arizona 85004
                                                                              (602) 417-1100
--------------------------------------------------------                      ------------------------------------------------------


DIRECTORS

GEORGE L. GRAZIADIO, JR.                                                      WILLIAM L. MACDONALD
Chairman of the Board, President and Chief Executive                          President and Chief Executive Officer,
 Officer, Imperial Bancorp                                                      Compensation Resource Group
Chairman of the Board and Co-Founder, Imperial Bank                           Director, Imperial Bank
--------------------------------------------------------                      ------------------------------------------------------

NORMAN P. CREIGHTON                                                           DANIEL R. MATHIS
Vice Chairman and Chief Executive Officer, Imperial Bank                      President and Chief Operating Officer, Imperial Bank
Director, Imperial Bancorp and Imperial Bank                                  Director, Imperial Bank
--------------------------------------------------------                      ------------------------------------------------------

JOHN A. ANDREINI                                                              LEE E. MIKLES
Andreini & Company                                                            Chairman, Mikles/Miller Management
Director, Imperial Bank                                                       Director, Imperial Bancorp and Imperial Bank
--------------------------------------------------------                      ------------------------------------------------------

RICHARD K. EAMER                                                              PAUL A. NOVELLY
Chairman Emeritus, Tenet Healthcare Corp.                                     President, Apex Oil Co.
Director, Imperial Bancorp and Imperial Bank                                  Director, Imperial Bancorp and Imperial Bank
--------------------------------------------------------                      ------------------------------------------------------

G. LOUIS GRAZIADIO, III                                                       CHARLES T. OWEN
President, Ginarra Holdings, Inc.                                             President and Publisher, San Diego Business Journal
Director, Imperial Bancorp                                                    Director, Imperial Bank
--------------------------------------------------------                      ------------------------------------------------------

BERNARD G. LEBEAU
Retired Chairman of the Board, Imperial Bank
Director, Imperial Bancorp and Imperial Bank
--------------------------------------------------------

IMPERIAL BANK MANAGEMENT COMMITTEE

NORMAN P. CREIGHTON                                                           JAMES R. DALEY
Vice Chairman and Chief Executive Officer                                     Executive Vice President
--------------------------------------------------------                      ------------------------------------------------------

DANIEL R. MATHIS                                                              ELDON K. LLOYD
President and Chief Operating Officer                                         Executive Vice President and Chief Credit Officer
--------------------------------------------------------                      ------------------------------------------------------

J. RICHARD BARKLEY                                                            CHRISTINE M. MCCARTHY
Executive Vice President and Director, Human Resources                        Executive Vice President and Chief Financial Officer
--------------------------------------------------------                      ------------------------------------------------------

RICHARD J. CASEY                                                              ROBERT S. MUEHLENBECK
Executive Vice President                                                      Executive Vice President
--------------------------------------------------------                      ------------------------------------------------------

H.W. DUKE CHENOWETH                                                           MAHLON VIGESAA
Executive Vice President                                                      Senior Vice President and Manager, Central Operations
--------------------------------------------------------                      ------------------------------------------------------


DIRECTORY OF BANK OFFICES
SOUTHERN CALIFORNIA
 .  Beverly Hills
   (310) 281-2400
 .  Downtown Los Angeles
   (213) 484-3700
 .  Los Angeles International Airport
   (310) 417-5600
 .  Orange County - Costa Mesa
   (714) 641-2200
 .  San Diego
   (619) 338-1500
 .  San Fernando Valley - Sherman Oaks
   (818) 379-2901

NORTHERN CALIFORNIA
 .  Central Valley - Fresno
   (209) 244-3900
 .  East Bay - Walnut Creek
   (510) 941-1900
 .  Sacramento
   (916) 491-1300
 .  San Francisco
   (415) 954-5000
 .  Santa Clara Valley - San Jose
   (408) 451-8508

LOAN PRODUCTION OFFICES
 .  Austin, Texas
   (512) 349-2333
 .  Bellevue, Washington
   (425) 454-6604
 .  Boston, Massachusetts
   (617) 521-9400
 .  San Gabriel Valley, California
   (626) 810-1186

IMPERIAL BANK ARIZONA
Phoenix, Arizona
(602) 417-1100

SPECIALTY OFFICES
 .  Apparel and Textile Industries Group
   Downtown Los Angeles
 .  Commercial Real Estate Mortgage Banking
   Los Angeles
 .  Imperial Entertainment Group
   Beverly Hills
 .  International, Foreign Exchange
   Redondo Beach; San Diego; San Francisco; Hong Kong
 .  Wine Industry Group
   Sacramento

IMPERIAL BANK -- SUBSIDIARIES & DIVISIONS
 .  Commercial Banking Division
 .  Corporate Cash Management
 .  Financial Institutions Division
 .  Financial Services Group:
     Association Bank Services
     Bankruptcy Deposit Division
     Labor Management Division
     Title/Escrow Division
 .  Imperial Financial Group:
     Imperial Trust Company
     Lewis Horwitz Organization
     Small Business Lending
       Costa Mesa; Emeryville; Las Vegas, NV; Phoenix, AZ; Riverside; Sacramento; San Diego; Stockton
 .  Imperial Processing Division:
     Gaming Industry Group
     Imperial Technology Solutions
     Merchant Card Processing
     Pacific Bancard Association
     US Audiotex, LLC
 .  Imperial Securities Corporation
 .  Imperial Ventures, Inc.
 .  Mortgage Warehouse Division
 .  Real Estate Division:
     Portfolio Loan Administration
     Residential Construction Lending
       Fresno; Los Angeles; Sacramento; San Diego
 .  Special Markets Division:
     Emerging Growth Industries
       Austin, TX; Bellevue, WA; Boston MA; Menlo Park; San Diego
     Financial Accounts Management Services (Factoring)
     Merchant Banking Group
 .  Syndicated Finance

SHAREHOLDER INFORMATION

Requests for financial information, annual reports, quarterly reports and SEC filings should be addressed to:

IMPERIAL BANCORP
Investor Relations Department
P. O. Box 92991
Los Angeles, California 90009
(800) 957-8483

For other information visit our World Wide Web site:
http://www.imperialbank.com

STOCK TRANSFER AGENT AND REGISTRAR
American Stock Transfer and Trust Co.
40 Wall Street
New York, NY 10025
(800) 937-5449

INDEPENDENT AUDITORS
KPMG Peat Marwick LLP

STOCK LISTINGS
Imperial Bancorp - NYSE - IMP
Imperial Credit Industries, Inc. - NASDAQ - ICII

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on March 19, 1998, on its behalf by the undersigned, thereunto duly authorized.

                                                        Date

          /s/ George L. Graziadio                   March 19, 1998
          ------------------------------------
          George L. Graziadio, Jr.
          Chief Executive Officer

          /s/ Christine M. McCarthy                 March 19, 1998
          ------------------------------------
          Christine M. McCarthy
          Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 19, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


                                                        Date

          /s/ George L. Graziadio, Jr.              March 19, 1998
          ------------------------------------
          George L. Graziadio, Jr.
          Chairman of the Board, President and
          Chief Executive Officer

          /s/ Bernard G. LeBeau                     March 19, 1998
          ------------------------------------
          Bernard G. LeBeau
          Director

          /s/ Norman P. Creighton                   March 19, 1998
          ------------------------------------
          Norman P. Creighton
          Director

          /s/ G. Louis Graziadio, III               March 19, 1998
          ------------------------------------
          G. Louis Graziadio, III
          Director

          /s/ Richard K. Eamer                      March 19, 1998
          ------------------------------------
          Richard K. Eamer
          Director

          /s/ Lee E. Mikles                         March 19, 1998
          ------------------------------------
          Lee E. Mikles
          Director

FORM 10-K CROSS-REFERENCE INDEX

----------------------------------------------------------------------
Part I                                              Page
----------------------------------------------------------------------
Item 1.      Business

             Unaudited Pro Forma Financial
              Information.......................... 5-9
             Financial Review...................... 10-29
             Selected Statistical Information...... 4, 12-13, 17, 21,
                                                    23-24, 61-64
             Market Risk........................... 19
             Description of Business............... 65-69
Item 2.      Properties............................ 69
Item 3.      Legal Proceedings..................... 50
Item 4.      Submission of Matters to a vote of
              security holders..................... *
             Executive Officers of the Registrant.. 70
----------------------------------------------------------------------
Part II.                                            Page
----------------------------------------------------------------------
Item 5.      Market for Registrant's Common
              Equity and Related Shareholder
              Matters.............................. 4, 62
Item 6.      Selected Financial Data............... 4, 62
Item 7.      Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations............ 10-29
Item 8.      Financial Statements and
              Supplementary Data
             Imperial Bancorp and Subsidiaries -
              Consolidated Financial Statements.... 30-33
             Notes to Consolidated
              Financial Statements................. 34-59
             Independent Auditors' Report.......... 60
             Selected Statistical Information...... 4, 12-13, 17, 21,
                                                    23-24, 61-64
Item 9.      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure................. *
------------------------------------------------------------------------
Part III                                            Page
------------------------------------------------------------------------
Item 10.     Directors and Executive Officers
              of the Registrant.................... **
Item 11.     Executive Compensation................ **
Item 12.     Security Ownership of Certain
              Beneficial Owners and
              Management........................... **
Item 13.     Certain Relationships and
              Related Transactions................. **
------------------------------------------------------------------------
Part IV+
------------------------------------------------------------------------
Item 14.     Exhibits, Financial Statement
              Schedules, and Reports on
              Form 8-K

          (a)(1) Financial Statements (See Item 8 for a listing of all financial statements).

             (2) Financial Statement Schedules
                 All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Exhibits.

                 Exhibit 10.   Special Compensation Agreements re:
                               George L. Graziadio, Jr. and Norman P.
                               Creighton.***
                 Exhibit 11.   Computation of Earnings Per Share.
                 Exhibit 21.   Subsidiaries of Registrant.
                 Exhibit 23.   Independent Auditors' Consent.
                 Exhibit 27.   Financial Data Schedule.
                 Exhibit 99.   Undertakings.
                 Exhibit 99.1. Consulting Agreements.***

             (b) No reports on Form 8-K have been filed during the
                 fourth quarter of the last year.
=========================================================================

  * This item is omitted because it is either inapplicable or the answer thereto is in the negative.

 ** Incorporated by reference from the Company's proxy statement which will be filed within 120 days of fiscal year ended December 31, 1997.

*** Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1995, which was filed on March 22, 1996.

 ++ Exhibits listed in Part IV have been filed with the Company's 1996 10-K.

EXHIBIT INDEX

================================================================================
  Exhibit Number                           Description
-------------------         ----------------------------------------------------
        11                    Computation of Earnings Per Share
        21                    Subsidiaries of Registrant
        23                    Independent Auditors' Consent
        27                    Financial Data Schedule
        99                    Undertakings
================================================================================