Form 10-Q
period 1998-03-31
IMPERIAL BANCORP
filed 1998-05-15
CIK 49899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1998


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

COMMON STOCK: Number of Shares of Common Stock outstanding as of March 31,
              1998:  39,492,497 shares.

DEBT SECURITIES: Floating Rate Noes Due 1999 and Fixed Rate Debentures Due
                 1999. As of March 31, 1998, $2,196,000 in principal amount of such Notes and $1,038,000 in principal amount of such Debentures were outstanding.

CAPITAL SECURITIES: 9.98% Series B Capital Securities of Imperial Capital Trust
                    I Due 2026. As of March 31, 1998, $73,328,000 in net
                    principal amount was outstanding.

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1998

Except for the historical information contained herein, the following discussion includes forward-looking information that involves risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements.

FINANCIAL REVIEW

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp ("the Company") for the three months ended March 31, 1998. This information should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

PERFORMANCE SUMMARY

Net income for the first quarter of 1998 increased to $13.4 million, or $0.32 per diluted share, from $8.0 million, or $0.20 per diluted share, for the first quarter of 1997. The annualized return on average total assets increased to 1.21% for the three months ended March 31, 1998, from 0.99% for the same period of the prior year. Return on average shareholder's equity increased to 14.89% for the first quarter of 1998 compared to 10.90% for the first quarter of 1997.

Earnings per share calculations for the prior year have been adjusted for a three-for-two stock split effected on February 6, 1998.

Net income for the first quarter of 1998 increased 68% over the first quarter of 1997. The increase in earnings was largely attributable to the growth in loans partially offset by increases in noninterest expense. Average loan balances increased 40% in the first quarter of 1998 over the first quarter of 1997. Given current economic conditions, loan growth is expected to remain strong. Loan growth and increasing net interest margin contributed substantially to the 51% increase in net interest income for the first quarter of 1998 over the comparable period of 1997. The Company's net interest margin increased to 6.14% for the first quarter of 1998 from 5.74% for the first quarter of 1997.

The provision for loan losses for the first quarter of 1998 was $5.8 million compared to $3.3 million for the first quarter of 1997. The increase in the provision is due to the ongoing analysis of risk within the loan portfolio due to new loan products and expansion into new geographic areas along with the increase in the size of the portfolio. The Company's loan portfolio has increased $252.1 million since December 31, 1997. The ratio of the allowance for loan losses to outstanding loans was 1.83% at March 31, 1998 and December 31, 1997, and 1.79% at March 31, 1997, respectively.

Noninterest income for the quarter ended March 31, 1998, totaled $18.1 million, an increase of 12% over the $16.1 million reported for the first quarter of 1997. Excluding the appreciation of Imperial Credit Industries, Inc. ("ICII") (NASDAQ-NMS-ICII) stock donated to not-for-profit organizations recognized in the first quarter of 1997, noninterest income for the quarter ended March 31, 1998, increased 36% over the same period of the prior year. The increase in noninterest income for the quarter ended March 31, 1998 versus the first quarter of 1997 is primarily due to the increase in the equity in net income of ICII along with higher fee-based income including merchant and credit card fees, service charges and international income and fees. Partially offsetting these increases were lower gains due to decreased warrant exercise and sale activity.

Noninterest expense increased to $50.1 million for the quarter ended March 31, 1998, from $39.7 million for the first quarter of 1997. The increase in noninterest expense occurred primarily in salary and benefits and customer services expense. The increase in salary and benefits expense is due to an increase in the number of full time equivalent staff to support the Company's growth in conjunction with higher benefit plan costs. The increase in customer services expense can be attributed to the growth in deposit balances generated by the Financial Services Group, which focuses on the real estate services industry. These increases were partially offset by the decline in charitable donation expense.

Total assets at March 31, 1998, were $5.7 billion, an increase of 21% from total assets of $4.7 billion reported at December 31, 1997, and a 54% increase over total assets of $3.7 billion reported at March 31, 1997. Total loans at

March 31, 1998, were $3.0 billion, a 7% increase from $2.8 billion reported at December 31, 1997, and a 36% increase over $2.2 billion reported at March 31, 1997. The growth in the loan portfolio occurred primarily in commercial loans.

Total deposits at March 31, 1998 were $5.1 billion, an increase of 21% over total deposits of $4.2 billion at December 31, 1997, and a 55% increase over total deposits of $3.3 billion at March 31, 1997. Noninterest-bearing demand deposits increased to $3.1 billion at March 31, 1998, from $2.4 billion at December 31, 1997, and $1.6 billion at March 31, 1997. Noninterest-bearing demand deposits represented 61% of total deposits at March 31, 1998, compared to 57% at December 31, 1997.

Credit quality remained strong. Net charge-offs for the first quarter of 1998 were $1.3 million, compared to $0.7 million, for the comparable period of 1997. Nonaccrual loans totaled $12.3 million at March 31, 1998, from $10.6 million at December 31, 1997, and $17.0 million reported at March 31, 1997. Restructured loans decreased to $22.6 million at March 31, 1998, compared to $24.0 million at December 31, 1997, and $25.4 million at March 31, 1997. All restructured loans were performing in accordance with their modified terms at March 31, 1998. The balance of real estate owned and other assets, net, ("OREO") was $3.0 million at March 31, 1998, $3.3 million at December 31, 1997, and $2.2 million at March 31, 1997.

Imperial Bancorp is classified as "Well Capitalized" with leverage, Tier I and total capital ratios at March 31, 1998, of 9.85%, 10.56% and 11.89%, respectively, compared to 9.32%, 10.26% and 11.66%, respectively, at March 31, 1997.

SPIN-OFF

On February 27, 1998, the Company received from the Internal Revenue Service a private letter ruling favorable to the Company's proposed spin off, in a tax-free distribution to shareholders, of a portion of its specialty lending and finance business into a newly formed corporation , Imperial Financial Group, Inc. ("IFG"). The spin off is conditioned upon, among other things, receipt of other required regulatory approvals and obtaining necessary financing.

Prior to distributing the common stock of IFG to the Company's shareholders, the Company will contribute to IFG the following: (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of Imperial Bank ("the Bank") that specializes in motion picture and television financing, (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers a wide range of trust and investment management services, (iii) all of the common stock of a newly formed thrift and loan company, Crown American Bank, that will hold the assets and liabilities of the Bank's Small Business Administration ("SBA") lending group, a division of the Bank that provides loans to small business, a portion of which are guaranteed as to repayment by the U.S. Government, and (iv) the common stock owned by the Bank (representing approximately 23% of all outstanding common stock as of March 31, 1998) in ICII. It is anticipated that shareholders would receive one share of IFG common stock for every two shares of Imperial Bancorp stock owned on the record date. The Company anticipates that the spin off will occur at the end of the second quarter of 1998.

Total assets of the entities comprising IFG approximated $228.9 million at March 31, 1998. Revenues of IFG, including interest income and noninterest income would have approximated $11.1 million for the three months ended March 31, 1998. The contribution agreement calls for the Company to contribute to IFG net assets approximating the Company's net investment in ICII plus $15 million ($61.3 million at March 31, 1998).

The Company's pro forma Tier 1, total and leverage capital ratios at March 31, 1998, reflecting the spin off of IFG were 9.62%, 10.87% and 8.93%, respectively.

EARNINGS PERFORMANCE

Net Interest Income:

The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $60.6 million for the three months ended March 31, 1998, from $40.2 million for the same period of the prior year. The increase in net interest income was driven by the growth in loans and the overall yield on earning assets which increased to 8.51% for the current quarter from 8.39% for the first quarter of 1997.

================================================================================
                                                       Three Months Ended
                                                            March 31,
(In Thousands)                                    1998                    1997
--------------------------------------------------------------------------------
Interest income                                 $84,071                 $58,733
Interest expense                                 23,434                  18,572
--------------------------------------------------------------------------------
  Net interest Income                           $60,637                 $40,161
--------------------------------------------------------------------------------
Net interest margin                                6.14%                   5.74%
================================================================================

The Company's net interest margin increased to 6.14% for the first quarter of 1998 from 5.74% for the first quarter of 1997. While loan rates remained relatively stable during the quarter, the net interest margin was favorably impacted by strong growth in loan fees. An $876.4 million increase in the average balance of noninterest-bearing deposits for the first quarter of 1998 compared to the prior year also contributed to the improved net interest margin. Additional information concerning interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three months ended March 31, 1998, is provided in Table 1-Average Balances, Yields and Rates Paid on page 19 of this Form 10-Q.

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's Financial Services Group depositors are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $5.9 million and $3.6 million, respectively, for the three months ended March 31, 1998 and 1997. The net interest margin for the three months ended March 31, 1998 and 1997, would have been 5.54% and 5.22%, respectively.

Noninterest Income:

Noninterest income increased to $18.1 million for the three months ended March 31, 1998, from $16.1 million for the first quarter of 1997. The table below provides the major components of noninterest income for the periods indicated.

================================================================================
                                                       Three Months Ended
                                                            March 31,
(In Thousands)                                    1998                    1997
--------------------------------------------------------------------------------
Service charges on deposit accounts             $ 1,432                 $ 1,403
Trust fees                                        2,091                   1,977
Gain on origination and sale of loans             1,084                     514
Equity in net income of Imperial Credit
  Industries, Inc.                                2,884                   1,461
Other service charges and fees                    2,915                   2,278
Merchant and credit card fees                     1,475                     700
International income and fees                     2,940                   2,412
Gain on securities available for sale                 4                     234
Gain on trading instruments                         208                     324
Gain on exercise and sale of stock warrants         423                   1,734
Appreciation of donated Imperial Credit
  Industries, Inc. common stock                      --                   2,816
Other income                                      2,647                     276
--------------------------------------------------------------------------------
Total                                           $18,103                 $16,129
================================================================================

Excluding the appreciation of ICII stock donated to not-for-profit organizations in the first quarter of 1997, noninterest income for the quarter ended March 31, 1998, increased 36% over the same period of the prior year.

Equity in the net earnings of ICII for the first quarter of 1998 increased $1.4 million from the same period of 1997. In the first quarter of 1997, ICII recorded an extraordinary loss due to the early retirement of debt which resulted in an after-tax charge of approximately $4.0 million. The Company's pretax equity share of this extraordinary loss in the first quarter of 1997 was $1.0 million.

The Company continues to be positively impacted by growth in other fee income businesses. Merchant and credit card fees increased by $0.8 million, other service charges and fees, primarily related to item processing agreements with other institutions, increased by $0.6 million, fees from the origination and sale of SBA loans increased by $0.6 million and international income and fees, relating to trade finance and foreign exchange activity, increased by $0.5 million. These increases were related to larger volumes in their respective operations.

Although loan fundings have increased over the first quarter of 1997, activity related to the exercise and sale of stock warrants has declined resulting in a decrease in gains recognized of $1.3 million. These stock warrants are received in conjunction with loans funded primarily in the Bank's Emerging Growth Industries Group.

Noninterest Expense:

Noninterest expense totaled $50.1 million for the quarter ended March 31, 1998, compared to $39.7 million for the prior year. The table below provides detail of noninterest expense by category for the periods indicated:

================================================================================
                                                         Three months ended
                                                              March 31,
(In Thousands)                                        1998                 1997
================================================================================
Salary and employee benefits                        $28,711              $19,671
Net occupancy expense                                 2,323                2,212
Furniture and equipment                               2,218                1,381
Data processing                                       2,200                1,875
Customer services                                     5,906                3,606
Professional and legal fees                           2,299                1,828
Business development                                  1,126                  897
Charitable donations                                    143                3,676
Other expense                                         5,157                4,568
--------------------------------------------------------------------------------
Total                                               $50,083              $39,714
================================================================================

Noninterest expense increased 26% for the three months ended March 31, 1998, compared to the same period of the prior year. Noninterest expense for the first quarter of 1997 included a $3.7 million contribution expense resulting from the donation of ICII stock to not-for-profit organizations. Excluding the donation expense, noninterest expense for the first quarter of 1998 increased 39% over the prior year. The increase in noninterest expense for the first quarter of 1998 compared to 1997 occurred primarily in salary and benefits expense. The increase in salary and benefits expense can be attributed to the Company's growth including the opening of a new loan production office in Bellevue, Washington, during the second quarter of 1997 and Imperial Bank Arizona which was established in August 1997. The number of full time equivalent staff has increased to 1,090 compared to 901 at March 31, 1997. Another factor impacting salary and employee benefits expense was an increase in incentive compensation tied to the Company's performance.

Customer services expense increased to $5.9 million for the first quarter of 1998 from $3.6 million for the prior year. The Company pays certain accounting and courier expenses on behalf of its Financial Services Group depositors. The increase in customer services expense is directly related to the growth in Financial Services Group demand deposits. The average balance of these demand deposits increased approximately $577.9 million for the three months ended March 31, 1998, compared to the comparable period for 1997.

Furniture and equipment expense increased $0.8 million over the first quarter of 1997. To accommodate the increase in staff levels, capital purchases have increased resulting in higher depreciation expense.

Income Taxes:

The Company recorded income tax expense of $9.4 million and $5.3 million, respectively, for the quarters ended March 31, 1998 and 1997. The Company's effective tax rates approximated 42.05% for 1998 and 1997.

LOANS

The following table provides a summary of loans by category for the periods indicated :

===================================================================================================================
(In Thousands)                         March 31, 1998              December 31, 1997             March 31, 1997
-------------------------------------------------------------------------------------------------------------------
                                    Balance       Percent        Balance       Percent        Balance       Percent
Commercial                         $2,590,478      85.19%       $2,350,438      84.29%       $1,670,810      77.59%
Loan Secured by real estate:
  Real estate term loans              218,929       7.20%          232,954       8.35           359,613      16.70
  Interim construction loans          201,956       6.64           174,767       6.27            99,999       4.64
  Consumer loans                       29,334       0.97            30,449       1.09            23,070       1.07
-------------------------------------------------------------------------------------------------------------------
Gross Loans                         3,040,697     100.00%        2,788,608     100.00%        2,153,492     100.00%
Less Allowance for loan losses        (55,635)                     (51,143)                     (38,642)
-------------------------------------------------------------------------------------------------------------------
  Total loans                      $2,985,062                   $2,737,465                   $2,114,850
===================================================================================================================

The Company continued to experience strong loan demand in its core California markets during the first quarter of 1998 and the relative distribution by industry type remained consistent with year end 1997. The out-of-state loan production offices opened in 1996 and 1997 also contributed to the Company's loan growth. Management anticipates continued strong loan demand throughout 1998.

ASSET QUALITY

Nonaccrual Loans, Restructured Loans and Real Estate Owned:

Nonaccrual loans, which includes loans 90 days or more past due, totaled $12.3 million at March 31, 1998, compared to $10.6 million at December 31, 1997, and $17.0 million at March 31, 1997. Nonaccrual loans as a percentage of total loans outstanding were 0.4% at March 31, 1998, and December 31, 1997, and 0.8% at March 31, 1997, respectively. Loans totaling approximately $7.3 million were placed on nonaccrual status during the three months ended March 31, 1998. The increase in the balance of nonaccrual loans during the first quarter of 1998 was partially offset by gross charge-offs of approximately $1.4 million, payoffs totaling approximately $1.1 million and loans brought current of approximately $3.1 million. Consistent with prior reporting periods, there were no loans past due 90 days or more that ware still accruing interest. When a loan reaches nonaccrual status, any interest accrued but uncollected is reversed and charged against current income.

Restructured loans, loans that have had their original terms modified, totaled $23.1 million, $24.0 million and $25.4 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The decrease in restructured loans during the first quarter of 1998 is primarily due to a $0.7 million pay down on one loan.

Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO net of valuation allowances totaled $3.0 million, $3.3 million and $2.2 million at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. For the three months ended March 31, 1998, there were no additions to real estate and other assets owned. Disposals of real estate owned for the same period totaled $206,000. The valuation allowance remained unchanged from December 31, 1997.

Information regarding nonaccrual loans, restructured loans and real estate and other assets owned is presented as follows:

================================================================================================================
                                                   March 31,    Dec. 31,     Sept. 30,    June 30,     March 31,
(In Thousands)                                          1998        1997          1997        1997          1997
----------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial                                         $ 9,802     $ 8,675       $ 6,250     $ 5,782       $ 8,515
  Real estate                                          2,353       1,903         2,685       2,136         8,479
  Consumer                                                99          --           301          --            --
----------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           $12,254     $10,578       $ 9,236     $ 7,918       $16,994
================================================================================================================
Restructured loans                                   $23,129     $23,970       $25,549     $24,144       $25,395
================================================================================================================
Real estate and other assets owned:
  Real estate and other assets owned, gross            4,073       4,373         3,547       3,817         2,973
  Less valuation allowance                            (1,089)     (1,089)       (1,089)       (833)         (769)
----------------------------------------------------------------------------------------------------------------
    Real estate and other assets owned, net          $ 2,984     $ 3,284       $ 2,458     $ 2,984       $ 2,204
----------------------------------------------------------------------------------------------------------------
      Total                                          $38,367     $37,832       $37,243     $35,046       $44,593
================================================================================================================

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

The following table contains information for loans deemed impaired:

=====================================================================================
                                                  Net
                                             Carrying         Specific            Net
(In Thousands)                                  Value        Allowance        Balance
-------------------------------------------------------------------------------------
March 31, 1998
  Loans with specific allowances              $89,301         $(14,180)       $75,121
  Loans without specific allowances             6,477               --          6,477
-------------------------------------------------------------------------------------
  Total                                       $95,778         $(14,180)       $81,598
=====================================================================================
December 31, 1997
  Loans with specific allowances              $85,612         $(11,881)       $73,731
  Loans without specific allowances             7,374               --          7,374
-------------------------------------------------------------------------------------
  Total                                       $92,986         $(11,881)       $81,105
=====================================================================================

Impaired loans were classified as follows:

=====================================================================================
                                                             March 31,   December 31,
(In Thousands)                                                    1998           1997
-------------------------------------------------------------------------------------
Current                                                        $83,524        $79,109
Pass due                                                            --          3,299
Nonaccrual                                                      12,254         10,578
-------------------------------------------------------------------------------------
  Total                                                        $95,778        $92,986
=====================================================================================

Loans classified as impaired totaled $95.8 million at March 31, 1998, compared to $93.0 million at December 31, 1997. During the first quarter of 1998, $20.3 million of loans were newly classified as impaired. The increase in the balance of impaired loans during the first quarter of 1998 was partially offset by gross charge-offs of approximately $1.6 million, payoffs totaling approximately $13.8 million and loans brought current of $2.2 million. The Company's average recorded investment in impaired loans for the three months ended March 31, 1998, was $94.0 million. Interest income totaling approximately $2.0 million was collected on impaired loans during the three months ended March 31, 1998.

Allowance and Provision for Loan Losses:

The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions (especially in California), loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at March 31, 1998, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At March 31, 1998, the allowance for loan losses equaled $55.6 million, or 1.83% of total loans, as compared to $51.1 million, or 1.83% of total loans, at December 31, 1997, and $38.6 million, or 1.79% of total loans, at March 31, 1997. The following table summarizes changes in the allowance for loan losses.

================================================================================
Three months ended March 31, (In Thousands)                   1998         1997
--------------------------------------------------------------------------------
Balance, beginning of year                              $   51,143   $   36,051
================================================================================
Loans charged off:
Commercial                                                  (1,545)        (835)
Real estate                                                   (169)         (70)
Consumer                                                       (24)          (2)
--------------------------------------------------------------------------------
Total loans charged off                                 $   (1,738)  $     (907)
================================================================================
Recoveries of loans previously charged off:
Commercial                                                     390          170
Real estate                                                     -            -
Consumer                                                         1            5
--------------------------------------------------------------------------------
Total loans recoveries                                  $      391   $      175
================================================================================
Net loans charged off                                       (1,347)        (732)
Provision for loan losses including
 discontinued operations                                     5,839        3,323
--------------------------------------------------------------------------------
Balance, end of period                                  $   55,635   $   38,642
================================================================================
Loans outstanding, end of period                        $3,040,697   $2,153,492
================================================================================
Average loans outstanding                               $2,973,463   $2,130,316
================================================================================
Ratio of net charge-offs to average loans/(1)/                0.18%        0.14%
Ratio of allowance for loan losses to average loans           1.87         1.81
Ratio of allowance for loan losses to loans
 outstanding at March 31                                      1.83         1.79
Ratio of allowance for loan losses to nonaccrual
 loans                                                         454          227
Ratio of provision for loan losses to net
 charge-offs                                                   433          454
================================================================================

/(1)/ Annualized

The provision for loan losses totaled $5.8 million for the quarter ended March 31, 1998, as compared to $3.3 million for the same period of 1997. The increase in the provision for loan losses was due to the change in risk within the loan portfolio due to new loan products and expansion into new geographic areas. Net charge-offs totaled $1.3 million for the three months ended March 31, 1998, as compared to $0.7 million in the same period of 1997. As a percentage of average loans outstanding, annualized net charge-offs were 0.18% for the three months ended March 31, 1998, and 0.14% for the corresponding period a year ago.

Securities:

Securities available for sale increased to $680.5 million at March 31, 1998, from $669.3 million at December 31, 1997. Federal funds sold and securities purchased under resale agreements increased to $l.1 billion at March 31, 1998, from $765.0 million at December 31, 1997. The increase in these balances is a function of the growth in deposits. Noninterest-bearing demand deposits increased to $3.1 billion at March 31, 1998, from $2.4 billion at December 31, 1997. The growth in demand balances occurred primarily in real estate services deposits which increased $787.9 million from December 31, 1997. The remaining increase in demand balances is due to growth in commercial deposits.

Other Borrowings:

Short-term borrowings increased to $125.0 million at March 31, 1998, from $55.9 million at December 31, 1997. The increase is due to a $39.4 million increase in Federal funds purchased and reverse repurchase balances, and to a $32.9 million increase in borrowed funds backed by Treasury, Tax and Loan ("T,T&L") balances. The increases in Federal funds purchased, reverse repurchase balances, and T,T&L were offset in part by a $3.2 million decrease in commercial paper.

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

The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20% and to limit gross loans to no more than 80% of deposits. At March 31, 1998, the Company's liquidity ratio was 39% and the loan to deposit ratio was 60%.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's longstanding relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $2.0 billion for the quarter ended March 31, 1998, compared to $1.0 billion for the same period of 1997. For the quarter ended March 31, 1998, approximately 35% of average total deposits were from the real estate services industry compared to 26% of average total deposits for the same period of 1997. The Company's average demand deposits and average shareholders' equity funded approximately 53% and 46%, respectively, of average total assets for the quarters ended March 31, 1998 and 1997.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios, Federal funds sold and securities purchased under resale agreements. For the three months ended March 31, 1998, the Company experienced a net cash outflow from its investing activities of approximately $618.3 million. The net outflow related to investing activities can be attributed to growth in the Company's loan portfolio, an outflow of $247.4 million, and a $361.0 million increase in Federal funds sold. The outflow in investing activities was offset by the $962.4 million net cash provided by the Company's financing activities. Net cash inflows from financing activities for the three months ended March 31, 1998, included net increases in deposits totaling $891.8 million, and $69.1 million provided by an increase in short-term borrowings.

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

Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At March 31, 1998, the Company maintained a positive one year gap of approximately $2.4 billion; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At March 31, 1997, the Company maintained a positive one year gap of approximately $828 million.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors and caps with strike prices that generally adjust quarterly and range from 125-200 basis points below or above (depending on the instrument) current market rates at the time the floors and caps were purchased. At March 31, 1998, the Company owned exchange traded floors totaling $4.2 billion that expire at the rate of approximately $1.0 billion per quarter through the first quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of 4.7%. The unrealized gain on the floors approximated $206,000 at March 31, 1998. The unamortized premium relating to the floors was $265,000 at March 31, 1998.

In March 1998, the Company purchased an over the counter interest rate cap with a notional value outstanding of $1.0 billion at March 31, 1998. The cap provides protection in the event that the three-month LIBOR increases above the 8.33% strike price of the cap and expires during the first quarter of 2001. The unrealized gain on this cap at March 31, 1998 approximated $382,000. The unamortized premium paid for the cap approximated $490,000 at March 31, 1998.

In the first quarter of 1997, the Company sold $27.0 million of ten-year certificates of deposit with a fixed rate of 7.15%. These long-term certificates of deposit are callable by the Company after one year and semi-annually after that. In order to minimize the interest rate risk of paying out a fixed rate for ten years, the Company executed an interest rate swap transaction with a notional value of $27.0 million in the first quarter of 1997. The interest rate swap requires the Company to pay a rate of three-month LIBOR less 10 basis points, quarterly for ten years. Simultaneously, the Company will receive quarterly interest payments at a fixed rate of 7.15% for ten years. The unrealized gain on this swap at March 31, 1998, approximated $108,000.

In April 1997, the Company issued $75.0 million of 9.98% capital securities (the "Capital Securities") and entered into three fixed for floating interest rate swaps with a total notional value of $75.0 million in order to convert the Capital Securities to a floating rate. The swaps require the Company to pay three month LIBOR and receive 7.18% on $25.0 million, 7.186% on $25.0 million and 7.187% on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the Capital Securities. The unrealized gain on the swaps approximated $5.6 million at March 31, 1998.

CAPITAL SECURITIES

On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% Capital Securities which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities"), together with the Capital Securities, (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the

Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at March 31, 1998.

The Company used $30.0 million of the net proceeds from the sale of the Junior Subordinated Debentures to make an additional investment in the Bank during 1997. An additional $37.2 million investment was made in the Bank in January 1998. The remainder of the proceeds will be used for general corporate purposes or may be used for additional capital contributions to the Bank or to pursue investment opportunities. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.3 million at March 31, 1998.

CAPITAL

Until 1997, the primary source of new capital for the Company, has been retained earnings from operations, with the exception of its long-term debt offering in 1979, and the exercise of employee stock options. On April 23, 1997, Imperial Capital Trust, a wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities. See - "Capital Securities." At March 31, 1998, shareholders' equity totaled $370.0 million, a 5% increase over the $352.0 million reported at December 31, 1997. In the first quarter of 1998, the Company recorded an additional $1.5 million of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction for the difference between the option price and the market value of shares issued. The tax benefit associated with shares exercised which is recorded as a component of shareholders' equity, approximated $2.0 million in the first quarter of 1998.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Federal law requires each Federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at March 31, 1998, were 10.56% and 11.89%, respectively, compared to 10.26% and 11.66%, respectively, at March 31, 1997. The Capital Securities discussed above qualify as Tier I capital and therefore contributed to the increase in the Company's capital ratios over the first quarter of 1997.

CAPITAL RATIOS FOR IMPERIAL BANCORP AND IMPERIAL BANK/(1)/

======================================================================================================================
March 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                                                                               To be Well Capitalized
                                                                        For Capital Adequacy   Under Prompt Corrective
(In Thousands)                                         Actual                  Purposes           Action Provisions
----------------------------------------------------------------------------------------------------------------------
                                                 Amount       Ratio       Amount      Ratio       Amount       Ratio
Total capital (to risk-weighted assets):
Company                                         $488,433      11.89%     $328,596     8.00%      $410,745      10.00%
Bank                                             450,849      11.13%      323,945     8.00%       404,931      10.00%
Tier 1 Capital (to risk-weighted assets):
Company                                         $433,803      10.56%     $164,298     4.00%      $246,447       6.00%
Bank                                             400,175       9.88%      161,972     4.00%       242,959       6.00%
Leverage (to average assets)
Company                                          433,803       9.85%     $132,169     3.00%      $220,281       5.00%
Bank                                             400,175       9.25%      129,749     3.00%       216,248       5.00%
======================================================================================================================

/(1)/Includes common shareholder's equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles

Risk-weighted assets for the Company and the Bank were $4,107 million and $4,049 million, respectively, at March 31, 1998. Average assets for the Company and the Bank were $4,406 million and $4,325 million, respectively, at March 31, 1998.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 9.85% at March 31, 1998, compared to 9.32% at March 31, 1997, well in excess of minimum regulatory requirements.

In conjunction with the spin off of IFG, Imperial Bancorp contributed $67.2 million of the proceeds from the Capital Securities to the Bank as additional capital to ensure that the Bank's risk-based capital ratios continue to meet the well capitalized criteria. The Company will evaluate the capital needs of the Bank following the spin off to determine whether additional capital is required.

The Company's pro forma Tier 1, total and leverage capital ratios at March 31, 1998, reflecting the spin off of IFG were 9.62%, 10.87% and 8.93%, respectively.

YEAR 2000

To fulfill the Company's business responsibility and ensure compliance with regulatory requirements, the Company has established a year 2000 project team ("the Team"). The Team has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to ensure that date-sensitive data continues to be processed correctly. Incorporated into the Team's mission statement is to have the Company year 2000 compliant in the main by year-end 1998. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Team presently believes that, with updates to existing software and minimal conversions to new software, the year 2000 will not pose significant operational problems for the Company's computer systems. Based on the Team's identification and analysis of necessary year 2000 updates and enhancements, the Company does not anticipate incurring significant incremental costs related to the year 2000 project.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 - Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the applicable provisions of SFAS No. 130 effective January 1, 1998. Total comprehensive income is disclosed in a footnote to the interim financial statements for each period presented. See Note 5 on page 17 of this Form 10-Q.

SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION

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

SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliation's of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

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

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company adopted the applicable provisions of SFAS No. 131 effective January 1, 1998. Segment disclosures will be presented in the financial statements for the year ended December 31, 1998.


CONSOLIDATED BALANCE SHEET
=============================================================================================================================
                                                                                               (Unaudited)
Imperial Bancorp and Subsidiaries                                                                March 31,       December 31,
(In Thousands, Except Share Data)                                                                  1998               1997
=============================================================================================================================
ASSETS
Cash and due from banks                                                                           $ 690,403         $ 316,600
Trading instruments                                                                                  17,027            35,782
Securities available for sale                                                                       680,484           669,266
Securities held to maturity (market value of $4,007 and $4,026 for 1998 and 1997, respectively        4,007             4,026
Federal funds sold and securities purchased under resale agreements                               1,126,000           765,000
Loans held for sale (market value of $4,012 and $4,120 for 1998 and 1997, respectively)               3,732             3,763
Loans:
     Loans, net of unearned income and deferred loan fees                                         3,040,697         2,788,608
     Less allowance for loan losses                                                                 (55,635)          (51,143)
-----------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                       $ 2,985,062       $ 2,737,465
=============================================================================================================================
Premises and equipment, net                                                                          23,876            23,091
Accrued interest receivable                                                                          23,654            22,212
Real estate and other assets owned, net                                                               2,984             3,284
Current income taxes receivable                                                                        -                6,086
Deferred tax asset                                                                                    2,790               355
Investment in Imperial Credit Industries, Inc.                                                       77,884            75,001
Other assets                                                                                         72,793            64,348
-----------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                          $ 5,710,696       $ 4,726,279
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                     $ 3,112,697       $ 2,378,830
     Savings                                                                                         26,969            23,375
     Money market                                                                                   923,410           939,086
     Time - under $100,000                                                                          166,619           128,543
     Time - $100,000 and over                                                                       836,719           704,764
-----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                        $ 5,066,414       $ 4,174,598
=============================================================================================================================
Accrued interest payable                                                                              7,805             5,205
Short-term borrowings                                                                               124,993            55,915
Long-term borrowings:
     Floating rate notes and fixed rate debentures                                                    3,234             3,257
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
       interest debentures of the Company, net                                                       73,328            73,314
Current income taxes payable                                                                          4,219              -
Other liabilites                                                                                     61,131            61,966
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                     $ 5,341,124       $ 4,374,255
=============================================================================================================================
Shareholder's equity:
     Common Stock - no par, 50,000,000 shares authorized; 39,492,497 shares at March 31, 1998 and 39,236,034 shares at
       December 31, 1997, issued and outstanding                                                    239,674           236,186
     Unrealized gain on securities available for sale, net of tax                                     2,367             1,682
     Retained earnings                                                                              127,531           114,156
-----------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                              $ 369,572         $ 352,024
=============================================================================================================================
          Total liabilities and shareholders' equity                                            $ 5,710,696       $ 4,726,279
=============================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
========================================================================================================================
                                                                                                       (Unaudited)
Imperial Bancorp and Subsidiaries
Three months ended March 31,
(In Thousands, Except Per Share Data)                                                                1998         1997
========================================================================================================================
Interest income:
     Loans                                                                                          $70,043      $49,170
     Trading instruments                                                                                350          618
     Securities available for sale                                                                    9,343        6,508
     Securities held to maturity                                                                         70           73
     Federal funds sold and securities purchased under resale agreements                              4,121        2,241
     Loans held for sale                                                                                144          123
------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                                     $84,071      $58,733
========================================================================================================================
Interest expense:
     Deposits                                                                                        20,357       17,355
     Short-term borrowings                                                                            1,383        1,138
     Long-term borrowings                                                                             1,694           79
------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                                                   $23,434      $18,572
========================================================================================================================
Net interest income                                                                                  60,637       40,161
Provision for loan losses                                                                             5,839        3,290
------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses                                      $54,798      $36,871
========================================================================================================================
Noninterest income:
     Service charges on deposit accounts                                                              1,432        1,403
     Trust fees                                                                                       2,091        1,977
     Gain on origination and sale of loans                                                            1,084          514
     Equity in net income of Imperial Credit Industries, Inc.                                         2,884        1,461
     Other service charges and fees                                                                   2,915        2,278
     Merchant and credit card fees                                                                    1,475          700
     International income and fees                                                                    2,940        2,412
     Gain on securities available for sale                                                                4          234
     Gain on trading instruments                                                                        208          324
     Gain on exercise and sale of stock warrants                                                        423        1,734
     Appreciation of donated Imperial Credit Industries, Inc. common stock                             -           2,816
     Other income                                                                                     2,647          276
------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                                  $18,103      $16,129
========================================================================================================================
Noninterest expense:
     Salary and employee benefits                                                                    28,711       19,671
     Net occupancy expense                                                                            2,323        2,212
     Furniture and equipment                                                                          2,218        1,381
     Data processing                                                                                  2,200        1,875
     Customer services                                                                                5,906        3,606
     Professional and legal fees                                                                      2,299        1,828
     Business development                                                                             1,126          897
     Charitable donations                                                                               143        3,676
     Other expense                                                                                    5,157        4,568
------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                                                 $50,083      $39,714
========================================================================================================================
Income from continuing operations before income taxes                                                22,818       13,286
Income tax provision                                                                                  9,443        5,254
------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                                                             $13,375      $ 8,032
========================================================================================================================
Income (loss) from operations of discontinued operations, net of tax                                   -             (79)
------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                     $13,375      $ 7,953
========================================================================================================================
     Basic earnings per share from continuing operations                                              $0.34        $0.21
     Diluted earnings per share from continuing operations                                            $0.32        $0.20
========================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
============================================================================================================================
Imperial Bancorp and Subsidiaries                                                                     (Unaudited)
Three months ended March 31, (In Thousands)                                                     1998               1997
============================================================================================================================
Cash flows from operating activities:
     Net income                                                                               $    13,375        $     7,953
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                            (6,169)            (1,202)
          Accretion of purchase loan discount                                                        -                   (22)
          Provision for loan losses                                                                 5,839              3,323
          Equity in net income of Imperial Credit Industries, Inc.                                 (2,884)            (1,461)
          Gain on exercise and sale of stock warrants                                                (423)            (1,734)
          (Gain) loss on sale of real estate and other assets owned                                     2                 (5)
          Loss on sale of premises and equipment                                                     -                    10
          (Benefit) provision for deferred taxes                                                     (936)               312
           Gain on securities available for sale                                                       (4)              (234)
           Net change in trading instruments                                                       18,755             36,158
           Net change in loans held for sale                                                           31               (607)
           Net change in accrued interest receivable                                               (1,442)            (1,225)
           Net change in accrued interest payable                                                   2,600              1,250
           Net change in income taxes receivable                                                    6,086              4,934
           Net change in other liabilities                                                          3,383             (1,350)
           Net change in other assets                                                              (8,504)           (11,416)
----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                          $    29,709        $    34,684
============================================================================================================================
Cash flows from investing activities:
     Proceeds from securities held to maturity                                                         19                 14
     Proceeds from sale of securities available for sale                                          795,548          1,100,608
     Proceeds from maturities of securities available for sale                                    261,623            133,876
     Purchase of securities available for sale                                                 (1,065,390)        (1,305,032)
     Proceeds from exercise and sale of stock warrants                                                325              1,734
     Net change in federal funds sold and securities
       purchased under resale agreements                                                         (361,000)          (258,000)
     Net change in loans                                                                         (247,359)           (88,375)
     Capital expenditures                                                                          (2,348)            (2,287)
     Proceed from sale of real estate and other assets owned                                          300                192
     Proceed from sale of premises and equipment                                                     -                    24
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                $  (618,282)       $  (417,246)
============================================================================================================================
Cash flows from financing activities:
     Net change in demand deposits, savings, and
     money market accounts                                                                        721,785            201,950
     Net change in time deposits                                                                  170,031            123,002
     Net change in short-term borrowings                                                           69,078             23,726
     Retirement of long-term borrowings                                                              -                    (5)
     Proceed from exercise of employee stock options                                                1,491                467
     Other                                                                                             (9)               (18)
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                           $   962,376        $   349,122
----------------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                               $   373,803        $   (33,440)
----------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                                          $   316,600        $   325,014
----------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                                              $   690,403        $   291,574
============================================================================================================================

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

NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

At March 31, 1998, the Company owned 8.9 million shares, or approximately 23% of the common stock of ICII. The Company does not exercise significant control over the operations of ICII and, as such, the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

NOTE (3) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows.

==========================================================================================================================
March 31, (In Thousands)                                                            1998               1997
--------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                     $ 20,834          $  17,322
Taxes refunded                                                                           -                424
Taxes paid                                                                              72                375
Loans transferred to other real estate owned                                             -                265
--------------------------------------------------------------------------------------------------------------------------

NOTE (4) PRO FORMA FINANCIAL INFORMATION OF IMPERIAL BANCORP (UNAUDITED)

The pro forma impact of the spin off of IFG on selected income statement items is reflected as if the spin off had occurred at the beginning of the period presented. Selected balance sheet items are reflected as if the spin off had occurred at the end of the period presented.

========================================================================================
For the period ended
March 31, 1998
(In Thousands, Except Share Data)                             Actual          Pro Forma
========================================================================================
Pro forma earnings summary:
Net interest income                                        $    60,637       $    56,100
Provision for loan losses                                        5,839             5,627
----------------------------------------------------------------------------------------
Net interest income after provision for loan losses             54,798            50,473
Noninterest income                                              15,219            11,518
Equity in net income of ICII                                     2,884                --
Other noninterest expense                                       50,083            44,082
----------------------------------------------------------------------------------------
Income before income taxes from continuing operations           22,818            17,909
Income tax provision                                             9,443             7,377
Income from continuing operations                          $    13,375       $    10,532
----------------------------------------------------------------------------------------
Pro forma earnings per share:
  Basic earnings per share from continuing operations      $      0.34       $      0.27
  Diluted earnings per share from continuing operations    $      0.32       $      0.25
----------------------------------------------------------------------------------------
Weighted average number of shares:
  Basic                                                     39,358,201        39,358,201
  Diluted                                                   41,319,804        41,319,804
========================================================================================

========================================================================================
At March 31, 1998
(In Thousands)                                                Actual          Pro Forma
========================================================================================
Pro forma balance sheet summary:
Cash                                                       $   690,403       $   690,001
Investments                                                  1,831,250         1,818,421
Loans, net                                                   2,985,062         2,853,625
Investment in ICII                                              77,884                --
Other assets                                                   126,097           248,215
----------------------------------------------------------------------------------------
  Total assets                                             $ 5,710,696       $ 5,610,262
========================================================================================
Deposits                                                   $ 5,066,414       $ 5,066,414
Short-term borrowings                                          124,993           124,993
Long-term borrowings                                            76,562            76,562
Other liabilities                                               73,155            33,978
----------------------------------------------------------------------------------------
  Total liabilities                                        $ 5,341,124       $ 5,301,947
----------------------------------------------------------------------------------------
Total shareholders' equity                                 $   369,572       $   308,315
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $ 5,710,696       $ 5,610,262
========================================================================================

NOTE (5) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the applicable provisions of SFAS No. 130 effective January 1,

1998. The following table provides a summary of total comprehensive income for the three months ended March 31, 1998 and 1997:

========================================================================
Statement of Comprehensive Income
Three months ended March 31, (In Thousands)          1998          1997
------------------------------------------------------------------------
Net income                                         $13,375        $7,953
Other comprehensive income, net of tax
  Unrealized gains on securities:
    Unrealized holding gains                           685           228

------------------------------------------------------------------------
Comprehensive income                               $14,060        $8,181
========================================================================

Basic comprehensive earnings per share             $  0.36        $ 0.21
Diluted comprehensive earnings per share           $  0.34        $ 0.20
========================================================================

TABLE 1 - AVERAGE BALANCES, YIELDS AND RATES PAID (1)

==========================================================================================================================
Three months ended March 31,                                  1998                                      1997
--------------------------------------------------------------------------------------------------------------------------
                                                             Interest                                  Interest
                                               Average        Income/          Average     Average     Income/      Average
                                               Balance        Expense           Rate %     Balance     Expense      Rate %
--------------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans -net of unearned income
    and deferred loan fees (2)              $   2,973,463  $      70,043  (3)      9.42%  $ 2,130,316  $ 49,170 (3)  9.23%
  Trading account securities                       26,140            350           5.36%       39,051       618      6.33%
  Securities available for sale                   641,085          9,343           5.83%      452,874     6,508      5.75%
  Securities held to maturity                       4,021             70           6.94%        4,189        73      6.97%
  Fed funds sold and securities purchased         300,251          4,121           5.49%      167,536     2,241      5.35%
     under resale agreements
  Loans held for sale                               5,245            144          11.00%        4,858       123     10.13%
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               $   3,950,205   $     84,071           8.51%  $ 2,798,824  $ 58,733      8.39%
==========================================================================================================================
  Allowance for loan losses                       (52,101)                                    (37,048)
  Cash                                            310,793                                     273,222
  Other assets                                    200,680                                     163,533
                                            ---------------                              ----------------
       Total assets                         $   4,409,577                                $  3,198,531
                                            ===============                              ================
Interest-bearing liabilities:
  Savings                                   $      25,346   $        159           2.52% $     17,612  $    108      2.45%
  Money market                                    778,893          7,483           3.84%      594,818     4,455      3.00%
  Time-under $100,000                             149,822          2,233           5.96%      174,725     2,464      5.64%
  Time-over $100,000                              782,012         10,482           5.36%      770,173    10,328      5.36%
--------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           $   1,736,073   $     20,357           4.69% $  1,557,328  $ 17,355      4.46%
--------------------------------------------------------------------------------------------------------------------------

  Short-term borrowings                           101,743          1,383           5.44%       88,536     1,138      5.14%
  Long-term borrowings                             76,570          1,694           8.85%        4,452        79      7.10%
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          $   1,914,386   $     23,434           4.90% $  1,650,316  $ 18,572      4.50%
==========================================================================================================================
  Noninterest-bearing deposits                  2,068,907                                   1,192,547
  Other liabilities                                66,973                                      63,889
  Shareholders' equity                            359,311                                     291,779
                                            ---------------                              --------------
                                            $   4,409,577                                $  3,198,531
                                            ===============                              ==============
Net interest income/Net interest margin                     $     60,637           6.14%               $ 40,161      5.74%
                                                            ============================               ===================

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $6.1 million, $3.0 million, for the three months ended March 31, 1998 and 1997, respectively.

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

====================================================================================
Three months ended March 31,                   1998 over 1997

(In Thousands)                      Volume       Rate       Rate/Volume     Total
------------------------------------------------------------------------------------
Loans                               $19,458     $1,012        $ 400       $  20,870
Trading account securities             (205)       (94)          33            (266)
Securities available for sale         2,705         92           38           2,835
Securities held to maturity              (3)         0            0              (3)
Fed Funds sold and securities         1,775         58           46           1,879
  purchased under resale agree
Loans held for sale                      11         11            1              23
------------------------------------------------------------------------------------

Total interest income               $23,741     $1,079        $ 518       $  25,338
====================================================================================
Savings                                 (41)         3           90              52

Money market                          1,378      1,260          390           3,028
Time under-$100,000                    (351)       140          (20)           (231)
Time over-$100,000                      159         (6)           0             153
------------------------------------------------------------------------------------

Total deposits                      $ 1,145     $1,397        $ 460       $   3,002
------------------------------------------------------------------------------------

Short-term borrowings                   170         66           10             246
Long-term borrowings                  1,280         19          315           1,614
------------------------------------------------------------------------------------

Total interest expense              $ 2,595     $1,482        $ 785       $   4,862
====================================================================================

Change in net interest income       $21,146     $ (403)       $(267)      $  20,476
====================================================================================

TABLE 3 - SECURITIES

(a) Securities Held to Maturity

A summary of securities held to maturity as of March 31, 1998, and December 31, 1997, is provided below:

=============================================================================
                                                Gross      Gross
                                   Amortized  Unrealized Unrealized  Fair
(In Thousands)                        Cost      Gains     Losses     Value
-----------------------------------------------------------------------------
March 31, 1998
     Industrial development bonds   $ 4,007                          $  4,007
-----------------------------------------------------------------------------
     Total                          $ 4,007    $   -     $   -       $  4,007
=============================================================================
December 31, 1997
     Industrial development bonds   $ 4,026    $   -     $   -       $  4,026
-----------------------------------------------------------------------------
     Total                          $ 4,026    $   -     $   -       $  4,026
=============================================================================

(b) Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities available for sale as of March 31, 1998, and December 31, 1997, is provided as follows:

===================================================================================
                                                     Gross      Gross
                                        Amortized  Unrealized Unrealized  Fair
(In Thousands)                             Cost      Gains     Losses     Value
-----------------------------------------------------------------------------------
March 31, 1998
     U.S. Treasury and federal agencies   $ 571,167  $ 3,564              $ 574,731
     Mutual funds                            90,721                          90,721
     Other securities                        14,513      520                 15,032
-----------------------------------------------------------------------------------
     Total                                $ 676,400  $ 4,084   $   -      $ 680,484
===================================================================================
December 31, 1997
     U.S. Treasury and federal agencies   $ 612,903  $ 2,378   $   (74)   $ 615,207
     Mutual funds                            37,532     -          -         37,532
     Other securities                        15,928      599       -         16,527
-----------------------------------------------------------------------------------
     Total                                $ 666,363  $ 2,977   $   (74)   $ 669,266
===================================================================================

Gross gains and losses realized on the sale of securities available for sale during the three months ended March 31, 1998, were $8,300 and $4,300, respectively. For the same period of 1997, these amounts were $295,000 and $61,000, respectively.

TABLE 4 - FINANCIAL RATIOS

================================================================================
                                                           Three months ended
                                                                 March 31,
                                                            1998          1997
--------------------------------------------------------------------------------
Net income as a percentage of:(1)
     Average shareholders' equity                           14.89%       10.90%
     Average total assets                                    1.21%        0.99%
     Average earning assets                                  1.35%        1.14%
Average shareholders' equity as a
percentage of:
     Average assets                                          8.15%        9.12%
     Average loans                                          12.08%       13.70%
     Average deposits                                       20.70%       10.61%
Shareholders' equity at period end as a
percentage of:
     Total assets at period end                              6.47%        8.04%
     Total loans at period end                              12.15%       13.86%
     Total deposits at period end                            7.29%        9.11%
================================================================================
(1) Annualized


EXHIBITS
PART I

COMPUTATION OF EARNINGS PER SHARE

Imperial Bancorp ("the Company") has outstanding certain employee stock options, which options have been determined to be common stock equivalents for purposes of computing earnings per share.

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") for the fiscal year ended December 31, 1997, and for all prior periods presented.

SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

===================================================================================================================
                                                       1998                                     1997
-------------------------------------------------------------------------------------------------------------------
For the three months ended March 31,                             Per-share                                Per-share
(In Thousands, Except Share Data)        Income       Shares       Amount          Income      Shares       Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to shareholders        $13,375     39,358,201      $0.34          $7,953     38,383,167     $0.21

Effect of dilutive securities
Incremental shares from outstanding
common stock options                                 1,961,603                                 1,921,689
                                                    ----------                                ----------

Diluted EPS
Income available to shareholders        $13,375     41,319,804      $0.32          $7,953     40,304,856     $0.20
===================================================================================================================

The weighted average number of shares used to compute earnings per share was retroactively adjusted to reflect a three-for-two stock split effected in the first quarter of 1998.

PART II
   OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          Due to the nature of the businesses, the Company and its subsidiaries are subject to numerous legal actions, threatened or filed, arising in the normal course of business. Certain of the actions currently pending seek punitive damages, in addition to other relief the Company is of the opinion that the eventual outcome of all currently pending legal proceedings will not be materially adverse to the Company, nor has the resolution of any proceeding since the Company's last filing with the Commission materially adversely affected the registrant or any subsidiary thereof

     ITEM 2. CHANGES IN SECURITIES

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.


                                         IMPERIAL BANCORP

Dated: May 13, 1998                By:   Christine M. McCarthy
                                         ---------------------
                                         Christine M. McCarthy
                                         Executive Vice President and
                                         Chief Financial Officer