Form 10-Q
period 1998-06-30
IMPERIAL BANCORP
filed 1998-08-13
CIK 49899

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998


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

COMMON STOCK:        Number of Shares of Common Stock outstanding as of June 30,
                     1998: 39,756,670 shares.

DEBT SECURITIES:     Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                     1999. As of June 30, 1998, $2,195,000 in principal amount of such Notes and $1,038,000 in principal amount of such Debentures were outstanding.

CAPITAL SECURITIES:  9.98% Series B Capital Securities of Imperial Capital
                     Trust I Due 2026. As of June 30, 1998, $73,343,000 in net
                     principal amount was outstanding.



The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology including "may", "will", "intend", "should", "expect", "anticipate", "estimate" or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth in documents filed with the Securities and Exchange Commission.

FINANCIAL REVIEW

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp ("the Company") for the three months and six months ended June 30, 1998. This information should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

PERFORMANCE SUMMARY

Net income for the second quarter of 1998 increased to $16.6 million, or $0.40 per diluted share, from $11.0 million, or $0.27 per diluted share, for the second quarter of 1997. The annualized return on average total assets increased to 1.36% for the quarter ended June 30, 1998, from 1.25% for the same period of 1997. The annualized return on average shareholders' equity increased to 17.55% for the second quarter of 1998 compared with 14.34% for the second quarter of 1997. Net income for the second quarter of 1998 includes gains net of commission expense totaling $6.7 million after-tax from the exercise and sale of equity warrants, and an incremental loan loss provision of $4.1 million after-tax relating to a charge-off on one commercial loan.

Net income for the six months ended June 30, 1998, increased to $29.9 million, or $0.72 per diluted share, from $18.9 million, or $0.47 per diluted share, for the first six months of 1997. The annualized return on average total assets increased to 1.30% for the first half of 1998, compared with 1.13% for the first half of 1997. The annualized return on average shareholders' equity increased to 16.37% for the first half of 1998, compared with 12.75% for the same period of 1997. Net income for the first half of 1998 and 1997 includes after-tax gains, net of commission expense, from the exercise and sale of equity warrants totaling $7.0 million and $1.0 million, respectively.

Earnings per share calculations for the prior periods have been adjusted to reflect a three-for-two stock split effected on February 6, 1998.

Net income increased 51% and 58%, respectively, for the second quarter and first six months of 1998 compared with the comparable periods of 1997. The increase in year-to-date net income is largely attributable to growth in loans and to increases in gains on the exercise and sale of equity warrants and fee-based income. Average loan balances for the current quarter and year-to-date increased approximately 40% compared with the comparable periods of 1997. Loan growth is expected to continue for the balance of 1998 but at a more moderate pace.

Net interest income increased to $65.1 million for the three months ended June 30, 1998, compared with $47.8 million for the same period of 1997. Net interest income for the six months ended June 30, 1998, increased to $125.7 million from $88.0 million for the first half of 1997. The Company's net interest margin decreased to 5.93% for the second quarter of 1998 compared with 6.12% for the second quarter of 1997, however, on a year-to-date basis, the net interest margin increased to 6.07% for 1998 from 5.98% for the same period of 1997. The decrease in the net interest margin for the second quarter of 1998 is largely due to a decrease in loan yields. The Company's cost of funds for the second quarter of of 1998 decreased slightly from the same period of 1997.

The provision for loan losses for the quarter and six months ended June 30, 1998, totaled $14.1 million and $20.0 million, respectively. The provision for loan losses for the comparable periods of the prior year totaled $4.4 million and $7.7 million, respectively. The increases in the provision for loan losses for the quarter and year-to-date compared to the prior year reflect loan growth and net charge-offs recorded in the second quarter of 1998. Charge-offs for the second quarter of 1998 include $7.0 million related to one commercial loan. The Company's loan portfolio increased by $429.1 million, or 15%, since December 31, 1997. The ratio of the allowance for loan losses to period end outstanding loans was 1.80% at June 30, 1998, 1.83% at December 31, 1997, and 1.81% at June 30, 1997.

Noninterest income for the three months ended June 30, 1998, increased to $35.5 million from $16.0 million for the three months ended June 30, 1997. Noninterest income for the second quarter of 1998 includes gains totaling $16.6 million from the exercise and sale of equity warrants. Excluding gains on equity warrants, noninterest income increased 25% to $18.9 million for the second quarter of 1998 from $15.2 million for the second quarter of 1997. Noninterest income for the first half of 1998 increased to $36.6 million, excluding $17.0 million in gains on equity warrants, from $26.7 million for the first half of 1997, excluding $2.5 million in gains on equity warrants and $2.8 million recognized on the appreciation of Imperial Credit Industries, Inc. ("ICII") (NASDAQ-NMS-ICII) stock donated to not-for-profit organizations in the first quarter of 1997. The increase in noninterest income for the quarter and year-to-date compared with the prior year is primarily due to growth in fee-based service income including: merchant card processing fees, international income, fees derived from the sale of nonproprietory mutual funds, factoring fees, trust fees and service charges on deposits.

Noninterest expense increased to $59.1 million for the three months ended June 30, 1998, from $40.8 million for the three months ended June 30, 1997. Noninterest expense totaled $109.2 million for the six months ended June 30, 1998, compared with $80.5 million for the six months ended June 30, 1997. The increase in noninterest expense for the current quarter and year-to-date compared with the prior year occurred primarily in salary and benefits expense and customer services expense. The increase in salary and benefits expense is primarily the result of expansion in the Company's core lending and deposit businesses and related support operations, and the addition of new offices. Benefits expense includes $5.0 million of commissions associated with the exercise and sale of equity warrants. The increase in customer services expense can be attributed to the growth in deposit balances generated by the Financial Services Group.

Total assets at June 30, 1998, were $6.2 billion, an increase of 32% from total assets of $4.7 billion reported at December 31, 1997, and a 50% increase over total assets of $4.1 billion reported at June 30, 1997. Total loans at June 30, 1998, were $3.2 billion, a 15% increase from $2.8 billion reported at December 31, 1997, and a 37% increase over $2.4 billion reported at June 30, 1997. The growth in the loan portfolio occurred primarily in commercial loans.

Total deposits at June 30, 1998, were $5.5 billion, an increase of 33% over total deposits of $4.2 billion at December 31, 1997, and a 56% increase over total deposits of $3.5 billion at June 30, 1997. Noninterest-bearing demand deposits increased to $3.6 billion at June 30, 1998, from $2.4 billion at December 31, 1997, and $1.9 billion at June 30, 1997. Noninterest-bearing demand deposits represented 64% of total deposits at June 30, 1998, compared with 57% at December 31, 1997 and 53% at June 30, 1997.

Nonaccrual loans totaled $25.9 million at June 30, 1998, compared with $10.6 million at December 31, 1997, and $7.9 million at June 30, 1997. Restructured loans totaled $23.7 million at June 30, 1998, $24.0 million at December 31, 1997, and $24.1 million at June 30, 1997. All restructured loans were performing in accordance with their modified terms at June 30, 1998. The balance of real estate owned and other assets net of allowance ("OREO") was $3.3 million at June 30, 1998, $3.3 million at December 31, 1997, and $3.0 million at June 30, 1997.

Imperial Bancorp is classified as "Well Capitalized" with leverage, Tier I and total capital ratios at June 30, 1998, of 9.32%, 10.25% and 11.57%, respectively, compared to 8.61%, 9.67% and 11.06%, respectively, at June 30, 1997.

SPIN OFF

On February 27, 1998, the Company received from the Internal Revenue Service a ruling favorable to the Company's proposed spin off, in a tax free distribution to shareholders, of a portion of the Company's specialty lending and finance businesses (the Lewis Horwitz Organization, the small business lending division, Imperial Trust Company and the Company's investment in Imperial Credit Industries, Inc.) into a newly formed corporation, Imperial Financial Group, Inc. ("IFG"). On June 18, 1998, the Company announced that the Board of Directors set a record date of September 17, 1998, for the spin off of IFG with the distribution to occur on October 1, 1998. Shareholders as of the record date will receive one share of IFG for each two shares of Imperial Bancorp owned. The spin off, which is in the form of a dividend to the Company's shareholders as of the record date, is subject to certain remaining conditions including the finalization of financing and other necessary regulatory approvals which the Company expects to receive.

Prior to distributing the common stock of IFG to the Company's shareholders, the Company will contribute to IFG the following: (i) the assets and liabilities relating to The Lewis Horwitz Organization, a division of Imperial Bank ("the Bank") that specializes in motion picture and television financing, (ii) all of the common stock of Imperial Trust Company, a California licensed trust company that offers a wide range of trust and investment management services, (iii) all of the common stock of a newly formed industrial loan company, Crown American Bank, that holds the assets and liabilities of the Bank's Small Business Administration ("SBA") lending business that provides loans to small businesses, a portion of which are guaranteed as to repayment by the U.S. Government, and
(iv) the common stock owned by the Bank (representing approximately 23% of all outstanding common stock as of June 30, 1998) in ICII.

Total assets of the entities comprising IFG approximated $245.6 million at June 30, 1998. Revenues of IFG, including interest income and noninterest income would have approximated $23.6 million for the six months ended June 30, 1998. The contribution agreement, as currently contemplated, calls for the Company to contribute to IFG the following: net assets approximating the Company's net investment in ICII, the Company's investment in Crown American Bank and Imperial Trust Company, and approximately $11.8 million in cash (totaling $75.4 million at June 30, 1998).

The Company's pro forma leverage, Tier 1, and total capital ratios at June 30, 1998, reflecting the spin off of IFG were 8.20%, 9.06% and 10.31%, respectively.

EARNINGS PERFORMANCE

Net Interest Income:

The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $65.1 million for the three months ended June 30, 1998, from $47.8 million for the same period of the prior year. The increase in net interest income was primarily due to the growth in loans. Growth in the average balances of securities available for sale and Fed funds sold also contributed to the increase in net interest income. Total average earning assets increased to $4.4 billion for the three months ended June 30, 1998, compared with $3.1 billion for the three months ended June 30, 1997.

================================================================================================================
                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
(In Thousands)                                        1998            1997             1998               1997
----------------------------------------------------------------------------------------------------------------
Interest income                                       $90,146         $68,495           $174,216        $127,228
Interest expense                                       25,077          20,656             48,510          39,228
----------------------------------------------------------------------------------------------------------------
     Net interest Income                              $65,069         $47,839           $125,706        $ 88,000
----------------------------------------------------------------------------------------------------------------
Net interest margin                                      5.93%           6.12%              6.07%          5.98%
================================================================================================================

The Company's net interest margin decreased to 5.93% for the second quarter of 1998 from 6.12% for the second quarter of 1997. The decrease in the net interest margin for the current quarter is largely due to a decline in the yield on commercial loans. While the overall pricing of loan products remained fairly stable, the Company did experience a reduction in yield on selected loan products, and the yield on commercial loans was negatively impacted during the second quarter by an increase in nonaccrual loans. The net interest margin was favorably impacted by a modest reduction in the Company's cost of funds due in large part to the growth in noninterest-bearing deposits. On a year-to-date basis, the net interest margin increased to 6.07% for the first half of 1998 compared with 5.98% for the first half of 1997. The increase in the year-to-date net interest margin is due to growth in loans and other earning assets. Additional information concerning interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the three months and six months ended June 30, 1998, is provided in Table 1-Average Balances, Yields and Rates Paid on page 21 of this Form 10-Q.

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's Financial Services Group depositors are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $6.9 million and $12.8 million, respectively, for the three months and six months ended June 30, 1998, and by $4.3 million and $7.9 million, respectively, for the three months and six months ended June 30, 1997. The net interest margin for the three months ended June 30, 1998 and 1997, would have been 5.30% and 5.57%, respectively. The net interest margin for the six months ended June 30, 1998 and 1997, would have been 5.45% and 5.44%, respectively

Noninterest Income:

Noninterest income increased to $35.5 million for the three months ended June 30, 1998, from $16.0 million for the second quarter of 1997. For the first six months of 1998, noninterest income increased to $53.6 million from $32.1 million for the prior year. The table below provides the major components of noninterest income for the periods indicated:

=============================================================================================================================
                                                                       Three months ended               Six months ended
                                                                           June 30,                         June 30,
(In Thousands)                                                       1998             1997            1998             1997
=============================================================================================================================
Service charges on deposit accounts                                 $ 1,686          $ 1,314         $ 3,118          $ 2,717
Trust fees                                                            2,094            1,740           4,185            3,717
Gain on origination and sale of loans                                 1,452            1,505           2,536            2,019
Equity in net income of Imperial Credit Industries, Inc.              3,815            3,544           6,699            5,005
Other service charges and fees                                        3,870            2,675           6,785            4,953
Merchant and credit card fees                                         1,631              798           3,106            1,497
International income and fees                                         3,469            2,631           6,409            4,750
Gain on securities available for sale                                     8              123              12              356
Gain on trading instruments                                             163              478             371            1,096
Gain on exercise and sale of equity warrants                         16,617              809          17,040            2,543
Appreciation of donated Imperial Credit Industries, Inc.
  common stock                                                         -                -               -               2,816
Other income                                                            696              342           3,343              619
-----------------------------------------------------------------------------------------------------------------------------
Total                                                               $35,501          $15,959         $53,604          $32,088
=============================================================================================================================

Noninterest income for the second quarter of 1998 includes gains totaling $16.6 million from the exercise and sale of equity warrants. Excluding gains on equity warrants, noninterest income increased 24.7% to $18.9 million for the second quarter of 1998 from $15.2 million for the second quarter of 1997. Noninterest income for the first half of 1998 increased to $36.6 million, excluding $17.0 million in gains on equity warrants, from $26.7 million for the first half of 1997, excluding gains on equity warrants and $2.8 million recognized on the appreciation of ICII stock donated to not-for-profit organizations in the first quarter of 1997. The Company continues to experience growth in fee-based service income including: merchant card processing fees, international income, fees derived from the sale of nonproprietory mutual funds, factoring fees, trust fees and service charges on deposits. The increases in fee income were related to higher volumes in the respective operations. The Company's equity in the earnings of ICII increased slightly for the second quarter of 1998 to $3.8 million from $3.5 million for the prior year. For the first six months of 1998, equity in the earnings of ICII increased to $6.7 million from $5.0 million for the prior year. In the first quarter of 1997, ICII recorded an extraordinary loss due to the early retirement of debt which resulted in an after-tax loss of approximately $4.0 million. The Company's pretax share of this loss was $1.0 million. The increases in fee income and in the equity in ICII's net income were offset in part by decreases in gains on trading instruments and gains on the sale of securities available for sale.

Noninterest Expense:

Noninterest expense totaled $59.1 million for the three months ended June 30, 1998, compared with $40.8 million for the three months ended June 30, 1997. Noninterest expense for the first half of 1998 totaled $109.2 million compared with $80.5 million for the first half of 1997. The table below provides detail of noninterest expense by category for the periods indicated:

===================================================================================================================
                                                         Three months ended                    Six months ended
                                                              June 30,                             June 30,
(In Thousands)                                          1998             1997               1998             1997
===================================================================================================================
Salary and employee benefits                           $33,189          $21,839           $ 61,900          $41,510
Net occupancy expense                                    2,646            2,309              4,969            4,521
Furniture and equipment                                  2,583            1,607              4,800            2,988
Data processing                                          2,455            1,884              4,655            3,759
Customer services                                        6,878            4,273             12,784            7,879
Professional and legal fees                              2,799            2,468              5,098            4,296
Business development                                     1,597            1,753              2,724            2,650
Charitable donations                                       164               51                307            3,727
Other expense                                            6,763            4,609             11,920            9,177
-------------------------------------------------------------------------------------------------------------------
Total                                                  $59,074          $40,793           $109,157          $80,507
===================================================================================================================

The increase in noninterest expense for the current quarter and year-to-date compared with the prior year occurred primarily in salary and benefits expense, customer services expense and other noninterest expense. The increase in salary and benefits expense is primarily the result of the Company's growth. The number of full-time equivalent staff increased 28% to 1,146 at June 30, 1998, compared with 898 at June 30, 1997. The increase in staff reflects additions to lending and deposit personnel at existing offices, the opening of two loan production offices and Imperial Bank Arizona, and additions to operations staff to support the Company's growth. Benefits expense for the second quarter of 1998 includes $5.0 million of commissions associated with the exercise and sale of equity warrants. Excluding commissions related to warrants, salaries and benefits expense increased 31% for the second quarter of 1998 compared to the second quarter of 1997. The Company's expansion has also led to increases in occupancy, furniture and equipment expenses.

Customer services expense increased to $6.9 million for the second quarter of 1998 from $4.3 million for the prior year. For the first half of 1998, customer services expense totaled $12.8 million compared with $7.9 million for the same period of 1997. The Company pays certain accounting and courier expenses on behalf of its Financial Services Group depositors. The increase in customer services expense is directly related to the growth in Financial Services Group demand deposits. The average balance of these demand deposits increased approximately $633.1 million for the six months ended June 30, 1998, compared with the comparable period of 1997.

Other noninterest expense for the second quarter of 1998 totaling $6.8 million includes $660,000 of amortization related to the Company's investment in low income housing tax credits. The Company's gross investment in low income housing tax credits increased to $8.1 million at June 30, 1998, from $2.6 million at December 31, 1997. Other noninterest expense for the current quarter and year-to-date also reflects increases in travel, supplies and telephone expenses related to the Company's growth.

The increases in noninterest expense discussed above were partially offset by a reduction in contributions expense. Contributions expense for the first half of 1997 included a $3.7 million donation of ICII stock to not-for-profit organizations.

Income Taxes:

The Company recorded income tax expense of $10.8 million and $7.5 million, respectively, for the quarters ended June 30, 1998 and 1997. Income tax expense was $20.2 million and $12.7 million, respectively, for the six months ended June 30, 1998 and 1997. The Company's effective tax rate was 40.3% for the six month period ended June 30, 1998, and 40.0% for the six month period ended June 30, 1997.

LOANS

The following table provides a summary of loans by category for the periods indicated:

=================================================================================================================================
(In Thousands)                                June 30, 1998              December 31, 1997            June 30, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                             Balance       Percent      Balance        Percent     Balance         Percent
Commercial                                 $2,808,458        87.28%    $2,350,438       84.29%   $1,885,317         80.02%
Loan Secured by real estate:                                                                                          -
    Real estate term loans                    196,352         6.10        232,954        8.35       321,460         13.64
    Interim construction loans                183,203         5.69        174,767        6.27       123,975          5.26
    Consumer loans                             29,676         0.93         30,449        1.09        25,511          1.08
---------------------------------------------------------------------------------------------------------------------------------
Gross Loans                                 3,217,689       100.00%     2,788,608      100.00%    2,356,263        100.00%
Less Allowance for loan losses                (58,007)                    (51,143)                  (42,567)
---------------------------------------------------------------------------------------------------------------------------------
    Total loans                            $3,159,682                  $2,737,465                $2,313,696
=================================================================================================================================

The Company continued to experience strong loan demand in its core California markets during the second quarter of 1998 and the relative distribution by industry type remained consistent with year end 1997. The out-of-state loan production offices opened in 1996 and 1997 also contributed to the Company's loan growth. Management expects loan growth to continue through 1998 and into 1999 although at a more moderate pace.

ASSET QUALITY

Nonaccrual Loans, Restructured Loans and Real Estate Owned:

Nonaccrual loans, which includes loans 90 days or more past due, totaled $25.9 million at June 30, 1998, compared with $10.6 million at December 31, 1997, and $7.9 million at June 30, 1997. Nonaccrual loans as a percentage of total loans outstanding were 0.81% at June 30, 1998, 0.38% at December 31, 1997, and 0.34% at June 30, 1997. Loans totaling $21.4 million were placed on nonaccrual status during the three months ended June 30, 1998. The increase in nonaccrual loans was partially offset by gross charge-offs totaling $3.9 million, payoffs totaling $2.3 million, loans brought current totaling $592,000 and loans transferred to OREO totaling $915,000. The increase in nonaccrual loans during the second quarter of 1998 comprises $19.8 million of commercial loans, including one $5.9 million loan, and two real estate loans totaling $1.6 million. For the six months ended June 30, 1998, nonaccrual loans increased by $28.8 million. The increase in the balance of nonaccrual loans was partially offset by gross charge-offs totaling $5.4 million, payoffs totaling $3.5 million, loans brought current totaling $3.7 million and loans transferred to OREO totaling $915,000. At June 30, 1998, the Company had loans totaling $1.1 million that were past due 90 days or more and still accruing interest. The majority of these loans were government-guaranteed Small Business Administration ("SBA") loans. When a loan reaches nonaccrual status, any interest accrued but uncollected is reversed and charged against current income.

Restructured loans, loans that have had their original terms modified, totaled $23.7 million, $24.0 million and $24.1 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. The net decrease in restructured loans since December 31, 1997, reflects payments received totaling $1.1 million offset in part by the addition of one commercial loan.

Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO net of valuation allowances totaled $3.3 million, $3.3 million and $3.0 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. For the six months ended June 30, 1998, four properties were added to OREO and six properties were sold. A net loss of $67,000 was recognized on the sales.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned as indicated:

===================================================================================================================================
                                                June 30,        March 31,        Dec. 31,       Sept. 30,       June 30,
(In Thousands)                                      1998             1998            1997            1997           1997
===================================================================================================================================
Nonaccrual loans:
   Commercial                                    $25,039         $ 9,802         $ 8,675         $ 6,250         $ 5,782
   Real estate                                       831           2,353           1,903           2,685           2,136
   Consumer                                           49              99              -              301              -
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                     $25,919         $12,254         $10,578         $ 9,236         $ 7,918
===================================================================================================================================
Restructured loans                               $23,652         $23,129         $23,970         $25,549         $24,144
===================================================================================================================================
Real estate and other assets owned:
   Real estate and other assets owned, gross     $ 4,343         $ 4,073         $ 4,373         $ 3,547         $ 3,817
   Less valuation allowance                       (1,089)         (1,089)         (1,089)         (1,089)           (833)
-----------------------------------------------------------------------------------------------------------------------------------
      Real estate and other assets owned, net    $ 3,254         $ 2,984         $ 3,284         $ 2,458         $ 2,984
-----------------------------------------------------------------------------------------------------------------------------------
         Total                                   $52,825         $38,367         $37,832         $37,243         $35,046
===================================================================================================================================

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

The following table contains information for loans deemed impaired:

===========================================================================================================
                                                                    Net
                                                               Carrying            Specific             Net
(In Thousands)                                                    Value           Allowance         Balance
-----------------------------------------------------------------------------------------------------------
June 30, 1998
   Loans with specific allowances                              $61,302            $(12,692)         $48,610
   Loans without specific allowances                            15,187                -              15,187
-----------------------------------------------------------------------------------------------------------
   Total                                                       $76,489            $(12,692)         $63,797
===========================================================================================================
December 31, 1997
   Loans with specific allowances                              $85,612            $(11,881)         $73,731
   Loans without specific allowances                             7,374                -               7,374
-----------------------------------------------------------------------------------------------------------
   Total                                                       $92,986            $(11,881)         $81,105
===========================================================================================================

Impaired loans were classified as follows:
===========================================================================================================
                                                                                  June 30,     December 31,
(In Thousands)                                                                       1998             1997
-----------------------------------------------------------------------------------------------------------
Current                                                                           $50,570           $79,109
Past due                                                                               -              3,299
Nonaccrual                                                                         25,919            10,578
-----------------------------------------------------------------------------------------------------------
   Total                                                                          $76,489           $92,986
===========================================================================================================

Loans classified as impaired totaled $76.5 million at June 30, 1998, compared to $93.0 million at December 31, 1997. During the first half of 1998, $44.8 million of loans were newly classified as impaired. The increase in impaired loans was offset by the receipt of payments on impaired loans totaling $49.4 million, charge-offs totaling $6.6 million, loans removed from impaired status totaling $4.3 million and loans transferred to OREO of $915,000. The Company's average recorded investment in impaired loans for the six months ended June 30, 1998, was $83.4 million. Interest income totaling approximately $4.0 million was collected on impaired loans during the six months ended June 30, 1998.

Allowance and Provision for Loan Losses:

The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions (especially in California), loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at June 30, 1998, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At June 30, 1998, the allowance for loan losses equaled $58.0 million, or 1.80% of total loans, compared with $51.1 million, or 1.83% of total loans, at December 31, 1997, and $42.6 million, or 1.81% of total loans, at June 30, 1997. The following table summarizes changes in the allowance for loan losses.

====================================================================================================================================

Six months ended June 30, (In Thousands)                                                   1998                    1997
------------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                               $ 51,143                $ 36,051
====================================================================================================================================

Loans charged off:
Commercial                                                                                (13,791)                 (2,394)
Real estate                                                                                  (329)                 (1,115)
Consumer                                                                                      (47)                     (2)
------------------------------------------------------------------------------------------------------------------------------------

Total loans charged off                                                                  $(14,167)               $ (3,511)
====================================================================================================================================

Recoveries of loans previously charged off:
Commercial                                                                                    911                     545
Real estate                                                                                   153                   1,696
Consumer                                                                                        1                      13
------------------------------------------------------------------------------------------------------------------------------------

Total loans recoveries                                                                   $  1,065                $  2,254
====================================================================================================================================

Net loans charged off                                                                     (13,102)                 (1,257)
Provision for loan losses                                                                  19,966                   7,773
------------------------------------------------------------------------------------------------------------------------------------

Balance, end of period                                                                   $ 58,007                $ 42,567
====================================================================================================================================

Loans outstanding, end of period                                                       $3,217,689              $2,356,263
====================================================================================================================================

Average loans outstanding                                                              $3,094,609              $2,194,731
====================================================================================================================================

Ratio of net charge-offs to average loans /(1)/                                              0.85%                   0.12%
Ratio of allowance for loan losses to average loans                                          1.87                    1.94
Ratio of allowance for loan losses to loans outstanding at June 30                           1.80                    1.81
Ratio of allowance for loan losses to nonaccrual loans                                        224                     538
Ratio of provision for loan losses to net charge-offs                                         152                     618
====================================================================================================================================

/(1)/ Annualized

The provision for loan losses for the six months ended June 30, 1998 and 1997, totaled $20.0 million and $7.8 million, respectively. The increase in the provision for loan losses compared with the prior year reflects loan growth and net charge-offs recorded in the second quarter of 1998. Charge-offs for the second quarter of 1998 include $7.0 million related to one commercial loan. The average balance of the Company's loan portfolio increased by $899.9 million, or 41%, for the six months ended June 30, 1998, compared with the comparable period of the prior year. As a percentage of average loans outstanding, annualized net charge-offs were 0.85% for the first half of 1998 compared with 0.12% for the first half of 1997.

Securities:

Securities available for sale increased to $755.8 million at June 30, 1998, from $669.3 million at December 31, 1997. Federal funds sold and securities purchased under resale agreements increased to $1.5 billion at June 30, 1998, from $765.0 million at December 31, 1997. The increase in these balances is a function of the growth in deposits. Noninterest-bearing demand deposits increased to $3.6 billion at June 30, 1998, from $2.4 billion at December 31, 1997. The growth in demand balances occurred primarily in real estate services deposits which increased to $2.5 billion at June 30, 1998, from $1.4 billion at December 31, 1997. The remaining increase in demand balances is due to growth in commercial deposits.

Other Borrowings:

Short-term borrowings increased to $136.0 million at June 30, 1998, from $55.9 million at December 31, 1997. Increases of $95.1 million in borrowed funds backed by Treasury, Tax and Loan ("T,T&L") deposits and $8.9 million in commercial paper were offset in part by a $23.9 million decrease in Federal funds purchased and reverse repurchase balances.

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

The Company's liquid assets consist of cash and cash equivalents and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20% and to limit gross loans to no more than 80% of deposits. At June 30, 1998, the Company's liquidity ratio was 40% and the loan to deposit ratio was 58%.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's longstanding relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $2.3 billion for the quarter ended June 30, 1998, compared with $1.4 billion for the same period of 1997. For the six months ended June 30, 1998, approximately 37% of average total deposits were from the real estate services industry compared to 28% of average total deposits for the same period of 1997. The Company's average demand deposits and average shareholders' equity funded approximately 53% and 47%, respectively, of average total assets for the six months ended June 30, 1998 and 1997.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios, Federal funds sold and securities purchased under resale agreements. For the six months ended June 30, 1998, the Company experienced a net cash outflow from its investing activities of approximately $1.3 billion. The net outflow related to investing activities can be attributed to growth in the Company's loan portfolio, an outflow of $415.4 million, and a $753.0 million increase in Federal funds sold. The outflow in investing activities was offset by the $1.5 billion net cash provided by the Company's financing activities. Net cash inflows from financing activities for the six months ended June 30, 1998, included net increases in deposits totaling $1.4 billion, and $80.1 million provided by an increase in short-term borrowings.

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

Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At June 30, 1998, the Company maintained a positive one year gap of approximately $2.5 billion; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At June 30, 1997, the Company maintained a positive one year gap of approximately $742.0 million.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors and caps with strike prices that generally adjust quarterly and are approximately 125 basis points below or above (depending on the instrument) current market rates at the time the floors and caps were purchased. At June 30, 1998, the Company owned exchange traded floors totaling $4.8 billion that expire as follows: $1.0 billion per quarter for the third and fourth quarters of 1998, $1.3 billion in the first quarter of 1999 and $1.5 billion in the second quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of 4.88%. The unrealized gain on the floors approximated $241,000 at June 30, 1998. The unamortized premium relating to the floors was $311,000 at June 30, 1998.

In March 1998, the Company purchased an over the counter interest rate cap with a notional value outstanding of $1.0 billion at June 30, 1998. The cap provides protection in the event that the three-month LIBOR increases above the 8.33% strike price of the cap and expires during the first quarter of 2001. The unrealized gain on this cap at June 30, 1998, approximated $43,000. The unamortized premium paid for the cap approximated $444,000 at June 30, 1998.

In the first quarter of 1997, the Company sold $27.0 million of ten-year certificates of deposit with a fixed rate of 7.15%. These long-term certificates of deposit are callable by the Company after one year and semi-annually after that. In order to minimize the interest rate risk of paying out a fixed rate for ten years, the Company executed an interest rate swap transaction with a notional value of $27.0 million in the first quarter of 1997. The interest rate swap requires the Company to pay a rate of three-month LIBOR less 10 basis points, quarterly for ten years. Simultaneously, the Company will receive quarterly interest payments at a fixed rate of 7.15% for ten years. The unrealized gain on this swap at June 30, 1998, approximated $573,000.

In April 1997, the Company issued $75.0 million of 9.98% capital securities (the "Capital Securities") and entered into three fixed for floating interest rate swaps with a total notional value of $75.0 million in order to convert the Capital Securities to a floating rate. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 7.18% on $25.0 million, 7.186% on $25.0 million and 7.187% on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the Capital Securities. The unrealized gain on the swaps approximated $6.9 million at June 30, 1998.

In June 1998, the Company entered into two fixed for floating interest rate swaps with a total notional value of $5.0 million. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 5.95%. The swaps mature in June 1999. Concurrently, the Company entered into interest rate swaps with its subsidiary, Crown American Bank. The notional amount, maturity and payment due dates on the swaps coincide with the original swaps, however, the payment terms require the Company to pay a fixed rate of 5.95% and receive three-month LIBOR. The purpose of the swaps is to convert a similar amount of one-year fixed rate time certificates of deposit acquired on behalf of Crown American Bank as part of a $35.0 million time deposit acquisition program to a floating rate. There was no unrealized gain on the swaps at June 30, 1998.

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

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at June 30, 1998.

The Company used $30.0 million of the net proceeds from the sale of the Junior Subordinated Debentures to make an additional investment in the Bank during 1997. An additional $37.2 million investment was made in the Bank in January 1998. The remainder of the proceeds will be used for general corporate purposes or may be used for additional capital contributions to the Bank or to pursue investment opportunities. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.3 million at June 30, 1998.

CAPITAL

Until 1997, the primary source of new capital for the Company, has been retained earnings from operations, with the exception of its long-term debt offering in 1979, and the exercise of employee stock options. On April 23, 1997, Imperial Capital Trust, a wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities. See - "Capital Securities." At June 30, 1998, shareholders' equity totaled $389.4 million, an 11% increase over the $352.0 million reported at December 31, 1997. In the first six months of 1998, the Company recorded an additional $2.4 million of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction upon the exercise of nonqualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of shareholders' equity, approximated $4.6 million in for the first six months of 1998.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Federal law requires each Federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at June 30, 1998, were 10.25% and 11.57%, respectively, compared to 9.67% and 11.06%, respectively, at June 30, 1997. The Capital Securities discussed above qualify as Tier I capital and therefore contributed to the increase in the Company's capital ratios compared with the prior year.

CAPITAL RATIOS FOR IMPERIAL BANCORP AND IMPERIAL BANK/(1)/

===============================================================================================================================
June 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       To be Well Capitalized
                                                                           For Capital Adequacy        Under Prompt Corrective
(In Thousands)                                       Actual                      Purposes                 Action Provisions
-------------------------------------------------------------------------------------------------------------------------------
                                               Amount       Ratio          Amount       Ratio           Amount        Ratio
Total capital (to risk-weighted assets):
Company                                        $ 514,394    11.57%         $355,533      8.00%          $444,417      10.00%
Bank                                             473,230    10.83%          349,523      8.00%           436,904      10.00%
Tier I Capital (to risk-weighted assets):
Company                                        $ 455,578    10.25%         $177,767      4.00%          $266,650       6.00%
Bank                                             418,581     9.58%          174,762      4.00%           262,142       6.00%
Leverage (to average assets):
Company                                        $ 455,578     9.32%         $146,600      3.00%          $244,333       5.00%
Bank                                             418,581     8.74%          143,607      3.00%           239,344       5.00%
===============================================================================================================================

/(1)/ Includes common shareholders equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles

Risk-weighted assets for the Company and the Bank were $4,444 million and $4,369 million, respectively, at June 30, 1998. Average assets for the Company and the Bank were $4,887 million and $4,787 million, respectively, at June 30, 1998.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 9.32% at June 30, 1998, compared to 8.61% at June 30, 1997, well in excess of minimum regulatory requirements.

In anticipation of the spin off of IFG, Imperial Bancorp contributed $67.2 million of the proceeds from the Capital Securities to the Bank as additional capital to ensure that the Bank's risk-based capital ratios continue to meet the well capitalized criteria. The Company will evaluate the capital needs of the Bank following the spin off to determine whether additional capital is required.

The Company's pro forma leverage, Tier 1, and total capital ratios at June 30, 1998, reflecting the spin off of IFG were 8.20%, 9.06% and 10.31%, respectively.

YEAR 2000

To fulfill the Company's business responsibility and ensure compliance with regulatory requirements, the Company has established a year 2000 readiness program with the objective of having the Company year 2000 compliant by mid-1999. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's year 2000 readiness program is managed by an enterprise-wide Program Office ("Office") under the guidance of the Company's Management Committee. The Office is staffed with representatives from each of the Company's primary business units. Within some business units, the Office representative is supported by a business unit year 2000 project team. The Company has conducted a comprehensive review of its computer systems. All systems have been evaluated and classified as critical, important or ordinary. All hardware has been tested, with those requiring upgrades or replacement identified. All vendor readiness efforts are being monitored. The Office presently believes that, with updates and upgrades to existing software and/or minimal conversions to new software, the year 2000 will not pose significant operational problems for the Company's computer systems. Based on its identification and analysis of necessary year 2000 updates and enhancements, the Company anticipates that it will incur costs of approximately $5 million related to the year 2000 project.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 130 - REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the applicable provisions of SFAS No. 130 effective January 1, 1998. Total comprehensive income is disclosed in a footnote to the interim financial statements for each period presented. See Note 5 on page 20 of this Form 10-Q.

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

SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for the Company beginning January 1, 2000.

CONSOLIDATED BALANCE SHEET

====================================================================================================================================

Imperial Bancorp and Subsidiaries                                                                   June 30,            December 31,
(In Thousands, Except Share Data)                                                                       1998                    1997

====================================================================================================================================
ASSETS
Cash and due from banks                                                                           $  531,807             $  316,600
Trading instruments                                                                                   28,536                 35,782
Securities available for sale                                                                        755,830                669,266
Securities held to maturity (market value of $3,980 and $4,026 for 1998 and 1997, respectively)        3,980                  4,026
Federal funds sold and securities purchased under resale agreements                                1,518,000                765,000
Loans held for sale (market value of $9,068 and $4,120 for 1998 and 1997, respectively)                8,441                  3,763
Loans:
     Loans, net of unearned income and deferred loan fees                                          3,217,689              2,788,608
     Less allowance for loan losses                                                                 (58,0007)               (51,143)
------------------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                         $3,159,682             $2,737,465
====================================================================================================================================
Premises and equipment, net                                                                           26,277                 23,091
Accrued interest receivable                                                                           25,128                 22,212
Real estate and other assets owned, net                                                                3,254                  3,284
Current income taxes receivable                                                                        2,896                  6,086
Deferred tax asset                                                                                     5,216                    355
Investment in Imperial Credit Industries, Inc.                                                        81,700                 75,001
Other assets                                                                                          71,945                 64,348
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                            $6,222,692             $4,726,279
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                       $3,564,484             $2,378,830
     Savings                                                                                          24,932                 23,375
     Money market                                                                                    956,467                939,086
     Time - under $100,000                                                                           200,743                128,543
     Time - $100,000 and over                                                                        800,309                704,764
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                          $5,546,935             $4,174,598
====================================================================================================================================
Accrued interest payable                                                                               6,079                  5,205
Short-term borrowings                                                                                135,974                 55,915
Long-term borrowings:
     Floating rate notes and fixed rate debentures                                                     3,234                  3,257
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
       interest debentures of the Company, net                                                        73,343                 73,314
Other liabilities                                                                                     67,727                 61,966
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                       $5,833,292             $4,374,255
====================================================================================================================================
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 39,756,670 shares at June 30, 1998 and 39,236,034 shares at
       December 31, 1997, issued and outstanding                                                     243,204                236,186
     Unrealized gain on securities available for sale, net of tax                                      2,098                  1,682
     Retained earnings                                                                               144,098                114,156
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                              $  389,400             $  352,024
====================================================================================================================================
          Total liabilities and shareholders' equity                                              $6,222,692             $4,726,279
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

==============================================================================================================================
                                                                                 Three months ended        Six months ended
Imperial Bancorp and Subsidiaries                                                     June 30,                 June 30,
(In Thousands, Except Per Share Data)                                           1998         1997         1998         1997
==============================================================================================================================
Interest income:
     Loans                                                                       $73,309     $55,494     $143,352     $104,663
     Trading instruments                                                             242         263          592          881
     Securities available for sale                                                 9,555       7,793       18,897       14,301
     Securities held to maturity                                                      70          73          140          146
     Federal funds sold and securities purchased under resale agreements           6,722       4,651       10,843        6,893
     Loans held for sale                                                             248         221          392          344
------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                  $90,146     $68,495     $174,216     $127,228
==============================================================================================================================
Interest expense:
     Deposits                                                                     21,689      18,165       42,046       35,520
     Short-term borrowings                                                         1,724       1,180        3,107        2,318
     Long-term borrowings                                                          1,664       1,311        3,357        1,390
------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                                $25,077     $20,656     $ 48,510     $ 39,228
==============================================================================================================================
Net interest income                                                               65,069      47,839      125,706       88,000
Provision for loan losses                                                         14,127       4,427       19,966        7,717
------------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses                   $50,942     $43,412     $105,740     $ 80,283
==============================================================================================================================
Noninterest income:
     Service charges on deposit accounts                                           1,686       1,314        3,118        2,717
     Trust fees                                                                    2,094       1,740        4,185        3,717
     Gain on origination and sale of loans                                         1,452       1,505        2,536        2,019
     Equity in net income of Imperial Credit Industries, Inc.                      3,815       3,544        6,699        5,005
     Other service charges and fees                                                3,870       2,675        6,785        4,953
     Merchant and credit card fees                                                 1,631         798        3,106        1,497
     International income and fees                                                 3,469       2,361        6,409        4,750
     Gain on securities available for sale                                             8         123           12          356
     Gain on trading instruments                                                     163         748          371        1,096
     Gain on exercise and sale of equity warrants                                 16,617         809       17,040        2,543
     Appreciation of donated Imperial Credit Industries, Inc. common stock          -           -            -           2,816
     Other income                                                                    696         342        3,343          619
------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                               $35,501     $15,959     $ 53,604     $ 32,088
==============================================================================================================================
Noninterest expense:
     Salary and employee benefits                                                 33,189      21,839       61,900       41,510
     Net occupancy expense                                                         2,646       2,309        4,969        4,521
     Furniture and equipment                                                       2,583       1,607        4,800        2,988
     Data processing                                                               2,455       1,884        4,655        3,759
     Customer services                                                             6,878       4,273       12,784        7,879
     Professional and legal fees                                                   2,799       2,468        5,098        4,296
     Business development                                                          1,597       1,753        2,724        2,650
     Charitable donations                                                            164          51          307        3,727
     Other expense                                                                 6,763       4,609       11,920        9,177
------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                              $59,074     $40,793     $109,157     $ 80,507
==============================================================================================================================
Income from continuing operations before income taxes                             27,369      18,578       50,187       31,864
Income tax provision                                                              10,802       7,487       20,245       12,741
------------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                                          $16,567     $11,091     $ 29,942     $ 19,123
==============================================================================================================================
Loss from operations of discontinued operations, net of tax                         -            132         -             210
------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                  $16,567     $10,959     $ 29,942     $ 18,913
==============================================================================================================================
     Basic earnings per share from continuing operations                           $0.42       $0.29        $0.76        $0.50
     Diluted earnings per share from continuing operations                         $0.40       $0.27        $0.72        $0.47

     Basic earnings per share                                                      $0.42       $0.28        $0.76        $0.49
     Diluted earnings per share                                                    $0.40       $0.27        $0.72        $0.47
==============================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

=======================================================================================================
Imperial Bancorp and Subsidiaries                                                    (Unaudited)
Six months ended June 30, (In Thousands)                                         1998           1997
=======================================================================================================
Cash flows from operating activities:
     Net income                                                              $   29,942    $    18,913
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                         (12,765)        (3,828)
          Accretion of purchase loan discount                                      -               (37)
          Provision for loan losses                                              19,966          7,717
          Provision for other real estate owned                                    -                64
          Equity in net income of Imperial Credit Industries, Inc.               (6,699)        (5,005)
          Gain on exercise and sale of stock warrants                           (17,040)        (2,543)
          (Gain) loss on sale of real estate and other assets owned                  67           (364)
          Loss on sale of premises and equipment                                     17              9
          (Benefit) provision for deferred taxes                                   (572)          -
           Gain on securities available for sale                                    (12)          (356)
           Net change in trading instruments                                      7,246         36,285
           Net change in loans held for sale                                     (4,678)        (1,554)
           Net change in accrued interest receivable                             (2,916)        (5,942)
           Net change in accrued interest payable                                   874          1,236
           Net change in income taxes receivable                                  3,190          4,206
           Net change in other liabilities                                        5,789         10,576
           Net change in other assets                                           (11,814)       (13,822)
-------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                        $    10,595    $    45,555
=======================================================================================================
Cash flows from investing activities:
     Proceeds from securities held to maturity                                       46             48
     Proceeds from sale of securities available for sale                      2,102,556      2,159,857
     Proceeds from maturities of securities available for sale                  418,465        285,981
     Purchase of securities available for sale                               (2,603,135)    (2,682,050)
     Proceeds from exercise and sale of equity warrants                           5,940          2,543
     Net change in Federal funds sold and securities
        purchased under resale agreements                                      (753,000)      (178,000)
     Net change in loans                                                       (415,443)      (288,612)
     Capital expenditures                                                        (6,543)        (4,492)
     Proceeds from sale of real estate and other assets owned                       884            508
     Proceeds from sale of premises and equipment                                    12            133
-------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                              $(1,250,218)   $  (704,084)
=======================================================================================================
Cash flows from financing activities:
     Net change in demand deposits, savings, and
        money market accounts                                                 1,204,592        616,883
     Net change in time deposits                                                167,745        (18,535)
     Net change in short-term borrowings                                         80,059         77,451
     Retirement of long-term borrowings                                             (23)           (19)
     Net change in capital securities of subsidiary                                  29         73,284
     Proceeds from exercise of employee stock options                             2,428            676
     Other                                                                         -               (18)
-------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                         $ 1,454,830    $   749,722
-------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                             $   215,207    $    91,193
-------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                        $   316,600    $   325,014
-------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                            $   531,807    $   416,207
=======================================================================================================

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

NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

At June 30, 1998, the Company owned 8.9 million shares, or approximately 23% of the common stock of ICII. The Company does not exercise significant control over the operations of ICII and, as such, the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholder equity including undistributed income. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

NOTE (3) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows.

======================================================================================
June 30, (In Thousands)                                           1998         1997
--------------------------------------------------------------------------------------
Interest paid                                                     $47,636     $37,992
Taxes refunded                                                       -            424
Taxes paid                                                         17,614       8,791
Significant noncash transactions:
     Loans transferred to OREO                                        915       1,482
     Net change in unrealized gain on securities, net of taxes        416         824
     Donation of Imperial Credit Industries, Inc. common stock       -          3,362
======================================================================================

NOTE (4) PRO FORMA FINANCIAL INFORMATION OF IMPERIAL BANCORP

The pro forma impact of the spin off of IFG on selected income statement items is reflected as if the spin off had occurred at the beginning of the period presented. Selected balance sheet items are reflected as if the spin off had occurred at the end of the period presented.

===============================================================================
For the six months ended
June 30, 1998
(In Thousands, Except Share Data)                       Actual        Pro Forma
===============================================================================
Pro Forma Earnings Summary:

Interest income                                       $  174,216     $   165,330
Interest expense                                          48,510          48,297
--------------------------------------------------------------------------------
  Net interest income                                    125,706         117,033
Provision for loan losses                                 19,966          19,270
--------------------------------------------------------------------------------
Net interest income after provision for loan losses      105,740          97,763
Noninterest income                                        46,905          38,843
Equity in net income of ICII                               6,699            -
Other noninterest expense                                109,157          97,326
--------------------------------------------------------------------------------
Income from continuing operations before income taxes     50,187          39,280
Income tax provision                                      20,245          15,647
--------------------------------------------------------------------------------
Income from continuing operations                     $   29,942     $    23,633
================================================================================

Pro forma earnings per share:
  Basic earnings per share from continuing
   operations                                         $     0.76     $      0.60
  Diluted earnings per share from continuing
   operations                                         $     0.72     $      0.57

Weighted average number of shares:
  Basic                                                39,535,396     39,535,396
  Diluted                                              41,389,169     41,389,369

================================================================================

===============================================================================
At June 30, 1998
(In Thousands)                                          Actual        Pro Forma
================================================================================
Pro forma balance sheet summary:
Cash                                                  $   531,807    $   523,859
Investments                                             2,314,787      2,300,339
Loans, net                                              3,159,682      3,025,406
Investment in ICII                                         81,700           -
Other assets                                              134,716        218,246
--------------------------------------------------------------------------------
  Total assets                                        $ 6,222,692    $ 6,067,850
================================================================================

Deposits                                              $ 5,546,935    $ 5,509,455
Short-term borrowings                                     135,974        135,974
Long-term borrowings                                       76,577         76,577
Other liabilities                                          73,806         31,802
--------------------------------------------------------------------------------
  Total liabilities                                   $ 5,833,292    $ 5,753,808
--------------------------------------------------------------------------------
Total shareholders' equity                                389,400        314,042
--------------------------------------------------------------------------------
Total liabilities & shareholders' equity              $ 6,222,692    $ 6,067,850
================================================================================

NOTE (5) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the applicable provisions of SFAS No. 130 effective January 1, 1998. The following table provides a summary of total comprehensive income for the six months ended June 30, 1998 and 1997:

====================================================================================================================================

                                                                                 Three months ended             Six months ended
Consolidated Statement of Comprehensive Income                                        June 30,                      June 30,
(In Thousands)                                                                  1998            1997            1998        1997
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                     $ 16,567        $ 10,959        $29,942     $18,913
Other comprehensive income, net of tax
      Unrealized gains on securities:
           Unrealized holding gains                                                (269)            596            416         824
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                           $ 16,298        $ 11,555        $30,358     $19,737
====================================================================================================================================


TABLE 1 - AVERAGE BALANCES, YIELDS AND RATES PAID (1)

=====================================================================================================================
Three months ended June 30,                                1998                                    1997
---------------------------------------------------------------------------------------------------------------------
                                                         Interest                                Interest
                                             Average     Income/      Average       Average      Income/      Average
(In Thousands)                               Balance     Expense       Rate %       Balance      Expense       Rate %
---------------------------------------------------------------------------------------------------------------------
Earning assets:
  Loans -net of unearned income
    and deferred loan fees (2)             $3,209,633    $73,309 (3)   9.16%       $2,258,437    $55,494 (3)    9.86%
  Trading account securities                   18,729        242       5.18%           16,422        263        6.42%
  Securities available for sale               671,693      9,555       5.71%          514,046      7,793        6.08%
  Securities held to maturity                   3,992         70       7.03%            4,163         73        7.03%
  Federal funds sold and securities
     purchased under resale agreement         489,254      6,722       5.51%          335,566      4,651        5.56%
  Loans held for sale                           9,846        248      10.10%            8,769        221       10.11%
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets              $4,403,147    $90,146       8.21%       $3,137,403    $68,495        8.76%
=====================================================================================================================

  Allowance for loan losses                   (57,032)                                (39,404)
  Cash                                        337,698                                 257,053
  Other assets                                204,028                                 174,239
                                           ----------                              ----------
       Total assets                        $4,887,841                              $3,529,291
                                           ==========                              ==========

Interest-bearing liabilities:
  Savings                                  $   26,190    $   165       2.53%       $   21,292    $   133        2.51%
  Money market                                940,796      7,873       3.36%          680,841      5,402        3.18%
  Time-under $100,000                         185,037      2,610       5.66%          169,356      2,454        5.81%
  Time-$100,000 and over                      813,122     11,041       5.45%          746,400     10,176        5.47%
---------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          $1,965,145    $21,689       4.43%       $1,617,889    $18,165        4.50%
---------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                       123,538      1,724       5.60%           88,564      1,180        5.34%
  Long-term borrowings                         76,568      1,664       8.72%           60,008      1,311        8.76%
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         $2,165,251    $25,077       4.65%       $1,766,461    $20,656        4.69%
=====================================================================================================================

  Demand deposits                           2,265,377                               1,383,614
  Other liabilities                            78,616                                  72,616
  Shareholders' equity                        378,597                                 306,600
                                           ----------                              ----------
                                           $4,887,841                              $3,529,291
                                           ==========                              ==========

Net interest income/Net interest margin                  $65,069       5.93%                     $47,839        6.12%
                                                         =======       =====                     =======        =====

(1)  The yields are not presented on a tax equivalent basis as the effects are not material.
(2)  Average loan balance includes nonaccrual loans.
(3)  Includes net loan fee income and amortization of $6.8 million and $4.3 million, respectively, for the three months ended June 30, 1998 and 1997.
=====================================================================================================================

====================================================================================================================================

Six months ended June 30,                                               1998                                1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Interest                           Interest
                                                         Average       Income/     Average      Average   Income/      Average
(In Thousands)                                           Balance       Expense     Rate %       Balance   Expense      Rate %
------------------------------------------------------------------------------------------------------------------------------------

Earning assets:
  Loans -net of unearned income
    and deferred loan fees (2)                         $3,094,609     $143,352 (3) 9.34%     $2,194,731  $104,663 (3)  9.62%
  Trading account securities                               22,414          592     5.33%         27,674       881      6.42%
  Securities available for sale                           653,923       18,897     5.83%        483,629    14,301      5.96%
  Securities held to maturity                               4,006          140     7.05%          4,176       146      7.05%
  Federal funds sold and securities
     purchased under resale agreements                    395,275       10,843     5.53%        252,015     6,893      5.52%
  Loans held for sale                                       7,558          392    10.46%          6,824       344     10.17%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          $4,177,785     $174,216     8.41%     $2,969,049  $127,228      8.64%
===================================================================================================================================
  Allowance for loan losses                               (54,580)                              (38,232)
  Cash                                                    324,269                               265,092
  Other assets                                            202,226                               168,916
                                                       ----------                            ----------
      Total assets                                     $4,649,700                            $3,364,825
                                                       ==========                            ==========
Interest-bearing liabilities:
  Savings                                              $   25,770     $    325     2.54%     $   19,462   $   241      2.50%
  Money market                                            912,839       15,357     3.39%        638,067     9,857      3.12%
  Time-under $100,000                                     185,938        4,843     5.25%        172,026     4,918      5.77%
  Time-$100,000 and over                                  779,242       21,521     5.57%        758,221    20,504      5.45%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposit                       $1,903,789     $ 42,046     4.45%     $1,587,776   $35,520      4.51%
-----------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                   112,700        3,107     5.56%         88,550     2,318      5.28%
  Long-term borrowings                                     76,569        3,357     8.84%         32,383     1,390      8.66%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                     $2,093,058     $ 48,510     4.67%     $1,708,709   $39,228      4.63%
===================================================================================================================================

  Demand deposits                                       2,115,086                             1,288,609
  Other liabilities                                        72,713                                68,277
  Shareholders' equity                                    368,843                               299,230
                                                       ----------                            ----------
                                                       $4,649,700                            $3,364,825
                                                       ==========                            ==========

Net interest income/Net interest margin                               $125,706      6.07%                 $  88,000    5.98%
                                                                      ========      =====                 =========    =====

(1)  The yields are not presented on a tax equivalent basis as the effects are not material.
(2)  Average loan balance includes nonaccrual lonas.
(3)  Includes net loan fee income and amortization of $12.9 million and $7.3 million, respectively, for the six months ended June
     30, 1998 and 1997.
===================================================================================================================================

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

===============================================================================
Three months ended June 30,                        1998 over 1997

(In Thousands)                       Volume       Rate    Rate/Volume    Total
-------------------------------------------------------------------------------
Loans                                $23,435    $(3,921)     $(1,701)   $17,813
Trading instruments                       36        (51)          (5)       (20)
Securities available for sale          2,397       (482)        (153)     1,762
Securities held to maturity               (3)      -            -            (3)
Federal Funds sold and securities
  purchased under resale agreements    2,136        (41)         (24)     2,071
Loans held for sale                       28       -            -            28
-------------------------------------------------------------------------------
Total interest income                $28,029    $(4,495)     $(1,883)   $21,651
===============================================================================
Savings                                  (41)         1           72         32
Money market                           2,068        296          106      2,470
Time-under $100,000                      228        (65)          (6)       157
Time-$100,000 and over                   912        (41)          (6)       865
-------------------------------------------------------------------------------
Total deposits                       $ 3,167    $   191      $   166    $ 3,524
-------------------------------------------------------------------------------
Short-term borrowings                    467         56           21        544
Long-term borrowings                     363         (7)          (3)       353
-------------------------------------------------------------------------------
Total interest expense               $ 3,997    $   240      $   184    $ 4,421
===============================================================================
Change in net interest income        $24,032    $(4,735)     $(2,067)   $17,230
===============================================================================

================================================================================
Six months ended June 30,                           1998 over 1997

(In Thousands)                          Volume     Rate    Rate/Volume   Total
--------------------------------------------------------------------------------

Loans                                  $21,634   $(1,511)    $18,565    $38,688
Trading account securities                 (85)      (76)       (127)      (288)
Securities available for sale            2,539      (164)      2,221      4,596
Securities held to maturity                 (3)       -           (3)        (6)
Federal Funds sold and securities
 purchased under resale agreements       1,975        10       1,964      3,949
Loans held for sale                         20         5          24         49
-------------------------------------------------------------------------------

Total interest income                  $26,080   $(1,736)    $22,644    $46,988
===============================================================================

Savings                                    (41)        2         123         84
Money market                             2,139       442       2,918      5,499
Time-under $100,000                        201      (220)        (55)       (74)
Time-$100,000 and over                     287       220         510      1,017
-------------------------------------------------------------------------------
Total deposits                         $ 2,586   $   444     $ 3,496    $ 6,526
-------------------------------------------------------------------------------

Short-term borrowings                      319        62         408        789
Long-term borrowings                       956        15         996      1,967
-------------------------------------------------------------------------------

Total interest expense                 $ 3,861   $   521     $ 4,900    $ 9,282
===============================================================================

Change in net interest income          $22,219   $(2,257)    $17,744    $37,706
===============================================================================

TABLE 3 - SECURITIES

(a) Securities Held to Maturity

A summary of securities held to maturity as of June 30, 1998, and December 31, 1997, is provided below:

================================================================================
                                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized    Fair
(In Thousands)                       Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
June 30, 1998
  Industrial development bonds      $3,980       $    -       $    -      $3,980
--------------------------------------------------------------------------------
  Total                             $3,980       $    -       $    -      $3,980
================================================================================
December 31, 1997
  Industrial development bonds      $4,026       $    -       $    -      $4,026
--------------------------------------------------------------------------------
  Total                             $4,026       $    -       $    -      $4,026
================================================================================

(b) Securities Available for Sale

A summary of the amortized cost and estimated fair value of securities available for sale as of June 30, 1998, and December 31, 1997, is provided as follows:

========================================================================================================================
                                                                                Gross           Gross
                                                           Amortized         Unrealized      Unrealized          Fair
(In Thousands)                                                Cost              Gains          Losses            Value
------------------------------------------------------------------------------------------------------------------------
June 30, 1998
     U.S. Treasury and federal agencies                      $662,348          $ 3,577       $   -             $665,925
     Mutual funds                                              76,127             -              -               76,127
     Other securities                                          13,735               43           -               13,778
------------------------------------------------------------------------------------------------------------------------
     Total                                                   $752,210          $ 3,620       $   -             $755,830
========================================================================================================================
December 31, 1997
     U.S. Treasury and federal agencies                      $612,903          $ 2,378       $   (74)          $615,207
     Mutual funds                                              37,532             -              -               37,532
     Other securities                                          15,928              599           -               16,527
------------------------------------------------------------------------------------------------------------------------
     Total                                                   $666,363          $ 2,977       $   (74)          $669,266
========================================================================================================================

Gross gains and losses realized on the sale of securities available for sale during the six months ended June 30, 1998, were $16,500 and $4,900, respectively. For the same period of 1997, these amounts were $419,000 and $63,000, respectively.

TABLE 4 - FINANCIAL RATIOS

====================================================================================================================================
                                                               Three months ended                         Six months ended
                                                                   June 30,                                  June 30,
                                                          1998                 1997                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------

Net income as a percentage of:/(1)/
     Average shareholders' equity                        17.55%               14.34%               16.37%               12.75%
     Average total assets                                 1.36%                1.25%                1.30%                1.13%
     Average earning assets                               1.51%                1.40%                1.45%                1.28%
Average shareholders' equity as a percentage of:
     Average assets                                       7.75%                8.69%                7.93%                8.89%
     Average loans                                       11.80%               13.58%               11.92%               13.63%
     Average deposits                                     8.95%               10.21%                9.18%               10.40%
Shareholders' equity at period end as a percentage of:
     Total assets at period end                            -                    -                   6.26%                7.52%
     Total loans at period end                             -                    -                  12.10%               13.21%
     Total deposits at period end                          -                    -                   7.02%                8.77%
====================================================================================================================================

/(1)/ Annualized

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

====================================================================================================================================
                                                           1998                                               1997
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30,                                         Per-share                                     Per-share
(In Thousands, Except Share Data)        Income            Shares            Amount          Income           Shares        Amount
------------------------------------------------------------------------------------------------------------------------------------

Basic EPS
Income available to shareholders:
   Income from continuing operations     $16,567         39,712,590          $0.42        $11,091          38,760,933       $0.29
   Loss from discontinued operation,
      net of tax                            -                                  -              132                            0.01
                                         -------                             -----        -------                           -----
   Net income                            $16,567                             $0.42        $10,959                           $0.28
Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                   1,745,943                                         1,700,289
                                                         ----------                                        ----------

Diluted EPS
Income available to shareholders:
Income from continuing operations        $16,567         41,458,533          $0.40        $11,091          40,461,222       $0.27
   Income from continuing operations
   Loss from discontinued operation,
      net of tax                            -                                  -              132                             -
                                         -------                             -----        -------                           -----
   Net income                            $16,567                             $0.40        $10,959                           $0.27
====================================================================================================================================

====================================================================================================================================
                                                           1998                                             1997
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30,                                         Per-share                                     Per-share
(In Thousands, Except Share Data)        Income            Shares            Amount        Income           Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to shareholders:
   Income from continuing operations     $29,942         39,535,396          $0.76        $19,123          38,572,050       $0.50
   Loss from discontinued operation,
      net of tax                            -                                  -              210                            0.01
                                         -------                             -----        --------                          -----
   Net income                            $29,942                             $0.76        $18,913                           $0.49
Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                   1,853,773                                         1,810,989
                                                         ----------                                        ----------

Diluted EPS
Income available to shareholders:
Income from continuing operations        $29,942         41,389,169          $0.72        $19,123          40,383,039       $0.47
   Income from continuing operations
   Loss from discontinued operation,
      net of tax                            -                                  -              210                             -
                                         -------                             -----        -------                           -----
   Net income                            $29,942                             $0.72        $18,913                           $0.47
====================================================================================================================================

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits Index

                   Exhibit Number                      Description
                   --------------                      -----------
                        27                             Financial Data Schedule
                        27.1                           Restated Financial Data
                                                       Schedules for June 30,
                                                       1997 and September 30,
                                                       1997


   All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the period, and no events have occurred which would require one to be filed.



     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                            IMPERIAL BANCORP

          Dated: August 13, 1998      By:   /s/ Christine M. McCarthy
                                            ----------------------------
                                            Christine M. McCarthy
                                            Executive Vice President and
                                            Chief Financial Officer