Form 10-Q
period 1998-09-30
IMPERIAL BANCORP
filed 1998-11-13
CIK 49899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

COMMON STOCK:       Number of Shares of Common Stock outstanding as of September
                    30, 1998: 38,116,423 shares.

DEBT SECURITIES:    Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                    1999. As of September 30, 1998, $1,106,000 in principal amount of such Notes and $999,000 in principal amount of such Debentures were outstanding.

CAPITAL SECURITIES: 9.98 percent Series B Capital Securities of Imperial
                    Capital Trust I Due 2026. As of September 30, 1998, $73,358,000 in net principal amount was outstanding.



The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

FINANCIAL REVIEW

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp ("the Company") for the third quarter and nine months ended September 30, 1998. This information should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

PERFORMANCE SUMMARY

The Company reported a net loss of $3.1 million, or $0.08 per share, for the three months ended September 30, 1998. This compares with net income of $14.9 million, or $0.36 per diluted share, for the same period of 1997. Financial results for the three months ended September 30, 1998, were significantly impacted by the after-tax losses, totaling $109.4 million, reported by Imperial Credit Industries, Inc. ("ICII") (NASDAQ:ICII). At September 30, 1998, the Company held 8.9 million shares of ICII or approximately 24.3 percent of total outstanding common shares. The Company's share of ICII's losses on an after-tax basis was $15.4 million, or $0.40 per share, for the three months ended September 30, 1998. The net loss for the third quarter of 1998 also includes $2.8 million after-tax, or $0.07 per share, of restructuring charges related to the canceled spin-off of Imperial Financial Group ("IFG").

For the third quarter of 1998, the annualized loss on average total assets was
0.24 percent compared with an annualized return on average assets of 1.56 percent for the year earlier quarter. The annualized loss on average shareholders' equity was 3.10 percent for the quarter ended September 30, 1998, compared with an annualized return on average shareholders' equity of 18.37 percent for the same period of 1997.

Net income for the nine months ended September 30, 1998, decreased to $26.8 million, or $0.65 per diluted share, from $33.8 million, or $0.83 per diluted share, for the first nine months of 1997. In addition to the Company's share of ICII's losses and the restructuring charges recorded in the third quarter, net income for the first nine months of 1998 included after-tax gains, net of commission expense, from the exercise and sale of equity warrants totaling $7.7 million. Net income for the comparable period of 1997 included $1.4 million of after-tax gains, net of commission expense, from the exercise and sale of equity warrants.

The annualized return on average total assets was 0.75 percent for the first nine months of 1998, compared with 1.29 percent for the same period of 1997. The annualized return on average shareholders' equity decreased to 9.49 percent for the first nine months of 1998, from 14.73 percent for the first nine months of 1997.

Excluding equity in the net losses of ICII and the restructuring charges, normalized net income from continuing operations increased 24 percent for the third quarter of 1998, to $15.1 million, or $0.38 per diluted share, from $12.2 million, or $0.30 per diluted share, for the year earlier quarter. For the nine months ended September 30, 1998, normalized net income from continuing operations increased 48 percent to $41.2 million, or $1.00 per diluted share, from $27.7 million, or $0.68 per diluted share, for the year earlier period.
For purposes of these comparisons, net income for the 1997 reporting periods excludes equity in the net income of ICII, gains on the sale of ICII stock, appreciation on donated ICII stock, expense associated with the settlement of a consulting agreement and charitable contribution expense associated with the donation of ICII shares to a nonprofit institution. The increase in net income for the third quarter and nine months ended September 30, 1998, compared with the comparable periods of 1997 is due to the growth in loans, higher gains on the exercise and sale of equity warrants and increased fee-based income.

The following table provides the calculation of normalized net income from continuing operations for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     1998             1997                1998            1997
-----------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                    $(3,099)        $14,183             $26,843         $33,307
After-tax adjustments: (1)
  Equity in net loss (income) of ICII                        15,369          (1,945)             11,487          (4,846)
  Gain on sale of ICII common stock                               -          (1,408)                  -          (1,408)
  Appreciation of donated ICII common stock                       -               -                   -          (2,816)
  Restructuring charges                                       2,828               -               2,828               -
  Consulting expense                                              -           1,394                   -           1,394
  Charitable contribution expense                                 -               -                   -           2,105
                                                            -----------------------------------------------------------
Normalized income from continuing operations                $15,098         $12,224             $41,158         $27,736
                                                            ===========================================================

Normalized diluted earnings per share
   from continuing operations                               $  0.38         $  0.30             $  1.00         $  0.68

Normalized return on average assets (2)                        1.20%           1.31%               1.17%           1.08%
Normalized return on average equity                           15.12%          15.10%              14.56%          12.09%
-----------------------------------------------------------------------------------------------------------------------
  (1) Adjustment increases (decreases) reported (loss) income.
  (2) The balance of average assets excludes the Company's investment in ICII.

The annualized return on average assets, based on normalized net income from continuing operations, decreased to 1.20 percent for the third quarter of 1998 from 1.31 percent for the year earlier quarter. A 35 percent increase in average assets for the third quarter of 1998 compared with the third quarter of 1997 contributed to the decrease. For the nine months ended September 30, 1998, the annualized return on average assets, based on normalized net income from continuing operations, increased to 1.17 percent from 1.08 percent for the same period of 1997.

The annualized return on average equity, based on normalized net income from continuing operations, rose to 15.12 percent for the three months ended September 30, 1998, from 15.10 percent for the same period of 1997--and, for the first nine months of 1998, increased to 14.56 percent from 12.09 percent for the same period of 1997.

Earnings per share calculations for the 1997 reporting periods have been adjusted to reflect a three-for-two stock split effective February 6, 1998.

Net interest income increased 20 percent for the three months ended September 30, 1998, to $64.5 million from $53.8 million for the three months ended September 30, 1997. The increase in net interest income is primarily due to growth in the loan portfolio. Average loan balances increased approximately $972.4 million during the third quarter of 1998 compared with the same quarter of 1997. For the nine months ended September 30, 1998, net interest income increased 34 percent to $190.2 million from $141.8 million for the comparable period of 1997. Loan growth also contributed to increased loan fee income in 1998.

Net interest margin decreased to 5.58 percent and 5.89 percent from 6.35 percent and 6.11 percent for the three- and nine- month periods ended September 30, 1998, respectively, compared with the year earlier periods. The decrease for both periods is primarily due to a lower yield on commercial loans. The Company's funding costs have increased only slightly from the prior year.

-------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
(In thousands)                                             1998             1997                1998            1997
-------------------------------------------------------------------------------------------------------------------------
Interest income                                         $91,627             $74,372           $265,843           $201,601
Interest expense                                         27,167              20,528             75,677             59,756
     NET INTEREST INCOME                                $64,460             $53,844           $190,166           $141,845
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                        5.58%               6.35%              5.89%              6.11%
-------------------------------------------------------------------------------------------------------------------------

Loan loss provisions for the quarter and nine months ended September 30, 1998, totaled $5.6 million and $25.6 million, respectively, compared with $7.1 million and $14.8 million, respectively, for the comparable periods of 1997. The increase in the loan loss provision for the first nine months of 1998, compared with the prior year, reflects loan growth and an increase in net charge-offs. Net charge-offs for 1998 include a charge-off of $7.0 million recorded during the second quarter on one commercial loan. The Company's loan portfolio increased by $886.2 million, or 35 percent, to $3.4 billion at September 30, 1998, from $2.5 billion at September 30, 1997. The ratio of the allowance for loan losses to period end outstanding loans was 1.80 percent at September 30, 1998, 1.83 percent at December 31, 1997, and 1.86 percent at September 30, 1997.

The loss reported in noninterest income for the three months ended September 30, 1998, was $10.1 million compared with noninterest income of $19.0 million for the year earlier quarter. For the nine months ended September 30, 1998, noninterest income decreased to $43.5 million from $51.1 million for the comparable period of 1997. Increases in various noninterest income categories including other service charges and fees, merchant card processing fees, international fees and gains on the exercise and sale of equity warrants for the third quarter and nine months ended September 30, 1998, compared with the same periods of 1997, were more than offset by the Company's equity in the net losses of ICII of $26.5 million and $19.8 million, respectively.

Excluding the equity in net the losses of ICII, noninterest income for the three months ended September 30, 1998, increased 24 percent to $16.5 million, from $13.3 million, excluding $3.4 million equity in the net income of ICII and a $2.4 million gain on the sale of ICII stock, for the comparable period of 1997. For the first nine months of 1998, noninterest income rose 69 percent to $63.4 million, excluding $19.8 million equity in the net losses of ICII, from $37.5 million, excluding $8.4 million equity in the net income of ICII, the gain on the sale of ICII stock and $2.8 million of appreciation on donated ICII stock for the nine months ended September 30, 1997. Noninterest income for the first nine months of 1998 includes gains on the exercise and sale of equity warrants totaling $18.8 million compared with $3.6 million for the same period of 1997.

Noninterest expense for the third quarter of 1998, increased to $55.8 million, from $41.9 million for the third quarter of 1997. Noninterest expense for the third quarter of 1998 includes $4.9 million of restructuring charges related to the canceled IFG spin-off. Noninterest expense for the nine months ended September 30, 1998, increased to $164.9 million, from $122.4 million for the comparable period of 1997. The increase in noninterest expense for the three- and nine- month periods ended September 30, 1998, compared with the same periods of 1997 occurred primarily in salaries and benefits expense, occupancy and equipment expense and customer services expense. The increase in salaries and benefits expense and occupancy and equipment expense is the result of growth in the Company's lending and deposit businesses, support operations and the addition of new offices. Benefits expense for the nine months ended September 30, 1998, includes commissions totaling $5.5 million associated with the exercise and sale of equity warrants compared with $1.1 million for the same period of the prior year. The increase in customer services expense is directly related to the growth in deposit balances generated by the Financial Services Group.

Total assets at September 30, 1998, were $6.3 billion, a 34 percent increase from $4.7 billion reported at December 31, 1997, and a 40 percent increase from $4.5 billion reported at September 30, 1997. Total loans rose to $3.4 billion at September 30, 1998, from $2.8 billion at December 31, 1997, and $2.5 billion at September 30, 1997. The increase in total loans was driven by a $860.6 million, or 41 percent, increase in commercial loan balances from September 30, 1997. Reflecting strong growth in short-term deposits generated by the Financial Services Group, the balance of

Federal funds sold increased to $1.5 billion at September 30, 1998, from $680.7 million at September 30, 1997. Excluding Federal funds sold, total assets increased 25 percent to $4.8 billion at September 30, 1998, compared with total assets of $3.8 billion at September 30, 1997.

Total deposits increased to $5.7 billion at September 30, 1998, a 36 percent increase over $4.2 billion at December 31, 1997 and a 44 percent increase from $3.9 billion reported at September 30, 1997. Noninterest-bearing demand deposits comprised 60 percent of total deposits at September 30, 1998, compared with 57 percent at December 31, 1997 and September 30, 1997. Shareholders' equity increased to $370.6 million at September 30, 1998, from $352.0 million at December 31, 1997, and $328.0 million at September 30, 1997.

Nonaccrual loans totaled $34.5 million, or 1.01 percent of total loans, at September 30, 1998, compared with $10.6 million, or 0.38 percent of total loans, at December 31, 1997, and $9.2 million, or 0.37 percent of total loans, at September 30, 1997. The increase in nonaccrual loans at September 30, 1998, compared with December 31, 1997, includes one $6.9 million loan to a physicians management company; the remaining increase is primarily due to loans made to companies in the entertainment industry. Restructured loans totaled $27.6 million at September 30, 1998, $24.0 million at December 31, 1997, and $25.5 million at September 30, 1997. A $14.2 million restructured loan paid off after the September 1998 quarter end. All restructured loans were performing in accordance with their modified terms at September 30, 1998. The balance of real estate and other assets owned net of allowance ("OREO") decreased to $2.7 million at September 30, 1998, from $3.3 million at December 31, 1997, and increased slightly from $2.5 million at September 30, 1997.

Imperial Bancorp is classified as "Well Capitalized" with leverage, Tier I and total capital ratios at September 30, 1998, of 8.59 percent, 9.44 percent and
10.73 percent, respectively, compared with 10.63 percent, 11.38 percent and
12.72 percent, respectively, at September 30, 1997.

STOCK REPURCHASE PROGRAM

On September 24, 1998, the Company announced that the Board of Directors had authorized the Company to repurchase 1,000,000 shares of its common stock in addition to the existing repurchase plan announced in January 1997 under which 1,650,000 shares, as adjusted for stock dividends and splits, were authorized to be repurchased. At September 30, 1998, the Company had repurchased 1,541,400 shares of the total 2,650,000 shares authorized for repurchase.

SPIN-OFF

In September 1998, the Company canceled plans to spin-off its wholly owned subsidiary, Imperial Financial Group ("IFG"), as a separate publicly traded company. The decision to cancel the spin-off was due to volatility in the financial markets which contributed to a significant decline in the market value of Imperial Credit Industries, Inc. ("ICII") common stock. The proposed transaction involved the spin-off, in a tax free distribution to shareholders, of a portion of the Company's specialty lending and finance businesses (the Lewis Horwitz organization, the small business lending division, Imperial Trust Company and the Company's 24 percent ownership interest in ICII) into IFG. The distribution had been set to occur on October 1, 1998. The Company is evaluating alternatives related to its investment in ICII common stock.

EARNINGS PERFORMANCE

Net Interest Income:

The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $64.5 million for the three months ended September 30, 1998, from $53.8 million for the same period of the prior year. The increase in net interest income is primarily due to the growth in loans. Growth in the average balances of securities available for sale and Federal funds sold also contributed to the increase in net interest income. Total average earning assets increased 36 percent to $4.6 billion for the three months ended September 30, 1998, compared with $3.4 billion for the three months ended September 30, 1997.

------------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30,                             1998                                      1997
------------------------------------------------------------------------------------------------------------------------------------

                                                            Interest                                  Interest
                                                Average      Income/         Average     Average       Income/          Average
(IN THOUSANDS)                                  Balance      Expense         Rate (1)    Balance       Expense          Rate (1)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
     Loans-net of unearned income
      and deferred loan fees (2)                $3,450,649     $75,769 (3)      8.71%     $2,478,248     $61,157 (3)       9.79%
     Trading account securities                     31,977         454          5.63%         27,140         452           6.61%
     Securities available for sale                 738,554      10,160          5.46%        639,218       9,563           5.94%
     Securities held to maturity                     3,954          71          7.12%          4,108          73           7.05%
     Federal funds sold and securities
      purchased under resale agreements            343,609       4,832          5.58%        206,774       2,914           5.59%
     Loans held for sale                            13,411         341         10.09%          6,573         213          12.86%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST-EARNING ASSETS                   $4,582,154     $91,627          7.93%     $3,362,061     $74,372           8.78%
------------------------------------------------------------------------------------------------------------------------------------

     Allowance for loan losses                     (59,402)                                  (43,108)
     Cash                                          346,411                                   263,607
     Other assets                                  222,894                                   190,188
                                                ----------                                ----------
            TOTAL ASSETS                        $5,092,057                                $3,772,748
                                                ==========                                ==========

INTEREST-BEARING LIABILITIES:
     Savings                                    $   28,823     $   184          2.53%     $   21,740     $   137           2.50%
     Money market                                  978,872       8,260          3.35%        876,194       7,424           3.36%
     Time-under $100,000                           217,076       3,104          5.67%        125,930       1,789           5.64%
     Time-$100,000 and over                        917,613      12,442          5.38%        625,735       8,551           5.42%
------------------------------------------------------------------------------------------------------------------------------------

     Total interest-bearing deposits            $2,142,384     $23,990          4.44%     $1,649,599     $17,901           4.31%
------------------------------------------------------------------------------------------------------------------------------------

     Short-term borrowings                          99,804       1,483          5.90%         66,957         921           5.46%
     Long-term borrowings                           75,858       1,694          8.86%         76,922       1,706           8.80%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST-BEARING LIABILITIES              $2,318,046     $27,167          4.65%     $1,793,478     $20,528           4.54%
------------------------------------------------------------------------------------------------------------------------------------

     Demand deposits                             2,295,653                                 1,580,507
     Other liabilities                              82,201                                    77,628
     Shareholders' equity                          396,157                                   321,135
                                                ----------                                 ---------
                                                $5,092,057                                $3,772,748
                                                ==========                                ==========

NET INTEREST INCOME/NET INTEREST MARGIN                        $64,460          5.58%                    $53,844           6.35%
                                                               -------          ----                     -------           ----
------------------------------------------------------------------------------------------------------------------------------------

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $5.6 million and $5.4 million, for the three months ended September 30, 1998 and 1997, respectively.

The Company's net interest margin decreased to 5.58 percent for the third quarter of 1998 from 6.35 percent for the third quarter of 1997.

------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30,                              1998                                      1997
------------------------------------------------------------------------------------------------------------------------------------

                                                            Interest                                    Interest
                                                Average      Income/            Average     Average       Income/          Average
(IN THOUSANDS)                                  Balance      Expense            Rate (1)    Balance       Expense          Rate (1)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
     Loans-net of unearned income
      and deferred loan fees (2)                $3,214,497     $219,120 (3)        9.11%    $2,290,275     $165,821 (3)        9.68%

     Trading account securities                     25,637        1,046            5.45%        27,494        1,334            6.49%

     Securities available for sale                 682,066       29,058            5.70%       536,062       23,864            5.95%

     Securities held to maturity                     3,989          211            7.07%         4,153          219            7.05%

     Federal funds sold and securities             377,864       15,675            5.55%       236,769        9,806            5.54%

      purchased under resale agreements              9,531          733           10.28%         6,739          557           11.05%

     Loans held for sale
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST-EARNING ASSETS                   $4,313,584     $265,843            8.24%    $3,101,492     $201,601            8.69%

------------------------------------------------------------------------------------------------------------------------------------

     Allowance for loan losses                     (56,205)                                    (39,875)
     Cash                                          331,730                                     264,592
     Other assets                                  209,566                                     175,858
                                                ----------                                  ----------
            TOTAL ASSETS                        $4,798,675                                  $3,502,067
                                                ==========                                  ==========

INTEREST-BEARING LIABILITIES:
     Savings                                    $   26,799     $    508            2.53%    $   20,230     $    378            2.50%

     Money market                                  935,092       23,617            3.38%       718,315       17,281            3.22%

     Time-under $100,000                           185,455        7,947            5.73%       156,492        6,707            5.73%

     Time-$100,000 and over                        836,848       33,965            5.43%       713,573       29,055            5.44%

------------------------------------------------------------------------------------------------------------------------------------

     Total interest-bearing deposits            $1,984,194     $ 66,037            4.45%    $1,608,610     $ 53,421            4.44%

------------------------------------------------------------------------------------------------------------------------------------

     Short-term borrowings                         108,354        4,589            5.66%        81,273        3,239            5.33%

     Long-term borrowings                           76,330        5,051            8.85%        47,393        3,096            8.73%

------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST-BEARING LIABILITIES              $2,168,878     $ 75,677            4.67%    $1,737,276     $ 59,756            4.60%

------------------------------------------------------------------------------------------------------------------------------------

     Demand deposits                             2,175,839                                   1,386,977
     Other liabilities                              75,910                                      71,202
     Shareholders' equity                          378,048                                     306,612
                                                ----------                                  ----------
                                                $4,798,675                                  $3,502,067
                                                ==========                                  ==========

NET INTEREST INCOME/NET INTEREST MARGIN                        $190,166            5.89%                   $141,845            6.11%

                                                               -------             ----                    --------            ----
------------------------------------------------------------------------------------------------------------------------------------

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $18.5 million and $12.7 million, for the nine months ended September 30, 1998 and 1997, respectively.

For the nine months ended September 30, 1998, the net interest margin decreased to 5.89 percent from 6.11 percent for the comparable period of 1997.

The decrease in the net interest margin for the third quarter and nine months ended September 30, 1998, compared with the year earlier periods is largely due to a decline in the yield on commercial loans. While the overall pricing of loan products remained fairly stable, the Company did experience a reduction in yield on selected loan products, and the yield on commercial loans was negatively impacted by the increase in nonaccrual loans. Interest income for the three and nine months ended September 30, 1998, was reduced by approximately $200,000 and $840,000, respectively, due to interest reversals on nonaccrual loans. An increase in Federal funds sold as a percentage of total average earning assets also contributed to a reduction in the net interest margin for 1998 compared with 1997. The level of Federal funds sold tends to correspond with demand deposit balances maintained by customers in the real estate services industry. The Company's cost of funds for the third quarter and nine months ended September 30, 1998, increased modestly from the same periods of 1997.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following tables set forth information regarding changes in interest income and interest expense for the third quarter and nine months ended September 30, 1998 and 1997. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Non-accrual loans are included in average loans for these computations. The tables are not presented on a tax equivalent basis as the effects are not material.

-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                                               1998 OVER 1997

(IN THOUSANDS)                                    VOLUME                   RATE                RATE/VOLUME                TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                $23,997                 $(6,740)                $(2,645)               $14,612
Trading instruments                                       81                     (67)                    (12)                     2
Securities available for sale                          1,487                    (770)                   (120)                   597
Securities held to maturity                               (3)                      1                       -                     (2)

Federal funds sold and securities
  purchased under resale agreements                    1,928                      (6)                     (4)                 1,918
Loans held for sale                                      222                     (46)                    (48)                   128
-----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                $27,712                 $(7,628)                $(2,829)               $17,255
-----------------------------------------------------------------------------------------------------------------------------------
Savings                                              $    44                 $     2                 $     1                $    47
Money market                                             870                     (30)                     (4)                   836
Time-under $100,000                                    1,295                      12                       8                  1,315
Time-$100,000 and over                                 3,989                     (67)                    (31)                 3,891
-----------------------------------------------------------------------------------------------------------------------------------

Total deposits                                       $ 6,198                 $   (83)                $   (26)               $ 6,089
-----------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                    452                      74                      36                    562
Long-term borrowings                                     (24)                     12                      (0)                   (12)

-----------------------------------------------------------------------------------------------------------------------------------

Total interest expense                               $ 6,626                 $     3                 $    10                $ 6,639
-----------------------------------------------------------------------------------------------------------------------------------

Change in net interest income                        $21,086                 $(7,631)                $(2,839)               $10,616
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30,                                              1998 OVER 1997

(IN THOUSANDS)                                    VOLUME                 RATE                  RATE/VOLUME                  TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                $66,916               $ (9,702)                $(3,915)                $53,299
Trading account securities                               (90)                  (212)                     14                    (288)

Securities available for sale                          6,499                 (1,026)                   (279)                  5,194
Securities held to maturity                               (8)                     -                      (0)                     (8)

Federal funds sold and securities
  purchased under resale agreements                    5,844                     16                       9                   5,869
Loans held for sale                                      231                    (39)                    (16)                    176
-----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                $79,392               $(10,963)                $(4,187)                $64,242
-----------------------------------------------------------------------------------------------------------------------------------

Savings                                              $   123               $      5                 $     2                 $   130
Money market                                           5,215                    861                     260                   6,336
Time-under $100,000                                    1,241                     (1)                     (0)                  1,240
Time-$100,000 and over                                 5,019                    (93)                    (16)                  4,910
------------------------------------------------------------------------------------------------------------------------------------

Total deposits                                       $11,598               $    772                 $   246                 $12,616
------------------------------------------------------------------------------------------------------------------------------------


Short-term borrowings                                  1,079                    203                      68                   1,350
Long-term borrowings                                   1,890                     40                      25                   1,955
------------------------------------------------------------------------------------------------------------------------------------


Total interest expense                               $14,567               $  1,015                 $   339                 $15,921
------------------------------------------------------------------------------------------------------------------------------------


Change in net interest income                        $64,825               $(11,978)                $(4,526)                $48,321
------------------------------------------------------------------------------------------------------------------------------------


In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services depositors are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $7.5 million and $20.3 million, respectively, for the three and nine months ended September 30, 1998, and by $5.3 million and $13.2 million, respectively, for the comparable periods of 1997. The net interest margin for the three and nine months ended September 30, 1998, would have been 4.93 percent and 5.27 percent, respectively. The net interest margin for the three and nine months ended September 30, 1997, would have been 5.73 percent and 5.55 percent, respectively.

Noninterest Income:

The loss reported in noninterest income for the three months ended September 30, 1998, was $10.1 million compared with noninterest income of $19.0 million for the year earlier quarter. For the nine months ended September 30, 1998, noninterest income decreased to $43.5 million from $51.1 million for the comparable period of 1997.

Excluding equity in the net losses of ICII, noninterest income for the three months ended September 30, 1998, totaled $16.5 million, compared with $13.3 million, excluding $3.4 million equity in the net income of ICII and a $2.4 million gain on the sale of ICII stock, for the comparable period of 1997. For the first nine months of 1998, noninterest income rose 69 percent to $63.4 million, excluding $19.8 million equity in the net losses of ICII, from $37.5 million, excluding $8.4 million equity in the net income of ICII, the gain on the sale of ICII stock and $2.8 million of appreciation on donated ICII stock, for the nine months ended September 30, 1997.

The following table provides the components of noninterest income for the periods indicated:

----------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
(IN THOUSANDS)                                                  1998               1997            1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                             $  1,614              $1,313      $  4,731             $4,030
Trust fees                                                         2,138               2,125         6,323              5,842
Gain on origination and sale of loans                                837                 961         3,373              2,979
Equity in net (loss) income of Imperial Credit
 Industries, Inc.                                                (26,520)              3,356       (19,821)             8,362
Gain on sale of Imperial Credit Industries, Inc. common stock          -               2,429             -              2,429
Other service charges and fees                                     4,448               2,686        11,233              7,639
Merchant and credit card fees                                      2,121                 956         5,227              2,453
International income and fees                                      2,358               2,443         8,767              7,193
Gain on securities available for sale                                111                   2           123                359
Gain on trading instruments                                          519               1,139           891              3,387
Gain on exercise and sale of equity warrants                       1,750               1,084        18,790              3,627
Appreciation of donated Imperial Credit Industries, Inc.
 common stock                                                          -                   -             -              2,816
Other income                                                         558                 552         3,901                 18
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                           $(10,066)            $19,046       $43,538            $51,134
----------------------------------------------------------------------------------------------------------------------------------

Noninterest income excluding equity in net (loss) income
of ICII, gain on sale of ICII stock and appreciation of
donated ICII stock                                              $ 16,454             $13,261       $63,359            $37,527
-----------------------------------------------------------------------------------------------------------------------------

Noninterest income for the first nine months of 1998 included gains on the exercise and sale of equity warrants totaling $18.8 million, which includes a $16.1 million gain on the exercise and sale of warrants held in one company, compared with $3.6 million for the same period of 1997. The remaining increase in noninterest income is due to growth in fee-based service income including: merchant card processing fees, international fees, fees derived from the sale of nonproprietory mutual funds, factoring fees, trust fees and service charges on deposits. The increases in fee income are related to higher volumes in the respective operations.

Noninterest Expense:

Noninterest expense for the third quarter of 1998, increased to $55.8 million, from $41.9 million for the third quarter of 1997. Noninterest expense for the third quarter of 1998 includes $4.9 million of restructuring charges related to the canceled IFG spin-off. Noninterest expense for the nine months ended September 30, 1998, increased to $164.9 million, from $122.4 million for the comparable period of 1997.

Excluding the restructuring charges, noninterest expense increased by 29 percent to $50.9 million for the three months ended September 30, 1998, from $39.5 million for the same period of 1997, excluding $2.4 million of consulting expense related to the settlement of a consulting agreement. Noninterest expense for the nine months ended September 30, 1998, increased 38 percent to $160.1 million, excluding restructuring charges, from $116.4 million, excluding the consulting settlement and $3.6 million of charitable contribution expense, for the comparable period of 1997.

The table below provides detail of noninterest expense by category for the periods indicated:

-------------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
(IN THOUSANDS)                                              1998               1997           1998               1997
-------------------------------------------------------------------------------------------------------------------------
Salary and employee benefits                                 $26,533            $20,018       $ 88,434           $ 61,528
Net occupancy expense                                          2,747              2,267          7,715              6,788
Furniture and equipment                                        2,388              1,674          7,189              4,662
Data processing                                                2,684              1,867          7,339              5,626
Customer services                                              7,501              5,305         20,285             13,184
Professional and legal fees                                    2,603              2,643          7,701              6,939
Business development                                           1,185              1,205          3,909              3,856
Restructuring charges                                          4,880                  -          4,880                  -
Charitable donations                                             100                 37            407              3,764
Other expense                                                  5,154              6,870         17,074             16,046
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                        $55,775            $41,886       $164,933           $122,393
-------------------------------------------------------------------------------------------------------------------------

Noninterest expense excluding $4.9 million of restructuring
charges, $ 2.4 million of consulting expense related to the
settlement of a consulting agreement and $3.6 million of
charitable contribution expense associated with the
donation of ICII stock                                       $50,895            $39,480       $160,053           $116,355
-------------------------------------------------------------------------------------------------------------------------

Excluding the items noted above, the increase in noninterest expense for the three- and nine-month periods ended September 30, 1998, compared with 1997 occurred primarily in salaries and benefits expense, occupancy and equipment expense and customer services expense. The increase in salaries and benefits expense and occupancy and equipment expense is the result of growth in the Company's lending and deposit businesses, support operations and to the addition of new offices. The number of full-time equivalent staff increased 25 percent to 1,168 at September 30, 1998, from 934 at September 30, 1997. Benefits expense for the nine months ended September 30, 1998, includes commissions totaling $5.5 million associated with the exercise and sale of equity warrants compared with $1.1 million for the same period of the prior year. The increase in customer services expense is directly related to the growth in deposit balances generated by the Financial Services Group which supports the real estate services industry.

Customer services expense increased to $7.5 million for the third quarter of 1998 from $5.3 million for the third quarter of 1997. For the first nine months, customer services expense totaled $20.3 million for 1998 compared with $13.2 million for the same period of 1997. The Company pays certain accounting and courier expenses on behalf of its depositors in the real estate services industry. The increase in customer services expense is directly related to the growth in these demand deposit balances. The average balance of these demand deposits increased approximately $615.5 million for the nine months ended September 30, 1998, compared with the comparable period of 1997.

Other noninterest expense for the three months ended September 30, 1998, totaling $5.2 million includes $835,900 of charges related to the Company's investment in qualified low income housing tax credits. The Company's gross investment in low income housing tax credits increased to $8.6 million at September 30, 1998, from $2.6 million at December 31, 1997. Other noninterest expense for the current quarter and year-to-date also reflects increases in travel, supplies and telephone expenses related to the Company's growth.

Income Taxes:

The Company recorded income tax (benefit) expense of ($3.9) million and $9.8 million, for the quarters ended September 30, 1998 and 1997, respectively. Income tax expense was $16.4 million and $22.5 million, for the nine months ended September 30, 1998 and 1997, respectively. The Company's effective tax rate was 37.9 percent for the nine-month period ended September 30, 1998, and 40.3 percent for the nine-month period ended September 30, 1997. Tax expense for 1998 includes estimated tax credits totaling $1.4 million related to the Company's investments in qualified low income housing projects.

LOANS

The following table provides a summary of loans by category for the periods indicated :

----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                SEPTEMBER 30, 1998              DECEMBER 31, 1997              SEPTEMBER 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
                                             BALANCE       PERCENT          BALANCE       PERCENT           BALANCE        PERCENT
Commercial                                  $2,954,343      86.59%         $2,350,438      84.29%           $2,093,711      82.90%
Loan Secured by real estate:                                                                                                    -
    Real estate term loans                     191,583       5.61             232,954       8.35               256,130      10.14
    Interim construction loans                 229,539       6.73             174,767       6.27               151,914       6.01
    Consumer loans                              36,361       1.07              30,449       1.09                23,874       0.95
----------------------------------------------------------------------------------------------------------------------------------
Gross Loans                                  3,411,826     100.00%          2,788,608     100.00%            2,525,629     100.00%
Less Allowance for loan losses                 (61,415)                       (51,143)                         (46,871)
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LOANS                             $3,350,411                     $2,737,465                       $2,478,758
----------------------------------------------------------------------------------------------------------------------------------


The Company continued to experience strong loan demand in its core California markets during the third quarter of 1998. The balance of loans outstanding increased by $623.2 million, or 22 percent, at September 30, 1998, compared with December 31, 1997, and by $886.2 million, or 35 percent, compared with September 30, 1997. The commercial loan portfolio is well diversified across industry lines. Major industries served include manufacturing, entertainment, high tech, wholesale trade, health care and real estate services. The relative distribution of the portfolio by industry type at September 30, 1998, remained consistent with year-end 1997. The increase in construction loans was driven by loans to established builders of entry-level housing. Management expects loan growth to continue at a more moderate pace for the remainder of 1998 and 1999.

ASSET QUALITY

Nonaccrual Loans, Restructured Loans and Real Estate Owned:

Nonaccrual loans, which includes loans 90 days or more past due, totaled $34.5 million, or 1.01 percent of total loans, at September 30, 1998, compared with $10.6 million, or 0.38 percent of total loans, at December 31, 1997, and $9.2 million, or 0.37 percent of total loans, at September 30, 1997. The increase in nonaccrual loans at September 30, 1998, compared with December 31, 1997, includes one $6.9 million loan to a physicians management company; the remaining increase is primarily due to loans made to companies in the entertainment industry. Recent events in the Asian and European financial markets have adversely impacted the market for independent films. Loans totaling $18.1 million were placed on nonaccrual status during the quarter ended September 30, 1998. The increase in nonaccrual loans was partially offset by gross charge-offs totaling $2.3 million, payoffs totaling $3.9 million, loans brought current totaling $2.7 and loans transferred to OREO totaling $601,500.

For the nine months ended September 30, 1998, loans totaling $46.9 million were placed on nonaccrual status. The increase in nonaccrual loans was partially offset by gross charge-offs totaling $7.6 million, payoffs totaling $7.4 million, loans brought current totaling $6.4 million and loans transferred to OREO totaling $1.5 million. At September 30, 1998, the Company had loans totaling $506,000 that were past due 90 days or more and still accruing interest. The majority of these loans were government-guaranteed Small Business Administration ("SBA") loans which have interest guaranteed for 120 days. When a loan reaches nonaccrual status, any interest accrued but uncollected is reversed and charged against current income. Interest income for the three and nine months ended September 30, 1998, was reduced by approximately $200,000 and $840,000, respectively, due to interest reversals on nonaccrual loans.

Restructured loans, loans that have had their original terms modified, totaled $27.6 million, $24.0 million and $25.5 million at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. The net increase in restructured loans since December 31, 1997, reflects the addition of a small number of commercial loans offset by payments received totaling $1.4 million. A $14.2 million restructured loan paid off after the September 1998 quarter end.

Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO, net of valuation allowances, totaled $2.7 million, $3.3 million and $2.5 million at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. For the nine months ended September 30, 1998, five properties, totaling $1.5 million, were added to OREO and six properties, totaling $1.9 million, were sold. The remaining change in the balance of OREO is due to payments received. A net gain of $1.1 million was recognized on the sales.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned as indicated:

---------------------------------------------------------------------------------------------------------------
                                                        SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
(IN THOUSANDS)                                            1998        1998       1998        1997       1997
---------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                            $33,720    $25,039      $9,802      $8,675      $6,250
   Real estate                                               788        831       2,353       1,903       2,685
   Consumer                                                    -         49          99           -         301
---------------------------------------------------------------------------------------------------------------
      TOTAL NONACCRUAL LOANS                             $34,508    $25,919     $12,254     $10,578     $ 9,236
---------------------------------------------------------------------------------------------------------------
RESTRUCTURED LOANS                                       $27,591    $23,652     $23,129     $23,970     $25,549
---------------------------------------------------------------------------------------------------------------
Real estate and other assets owned:
   Real estate and other assets owned, gross             $ 2,700    $ 4,343     $ 4,073     $ 4,373     $ 3,547
   Less valuation allowance                                    -     (1,089)     (1,089)     (1,089)     (1,089)
---------------------------------------------------------------------------------------------------------------
      REAL ESTATE AND OTHER ASSETS OWNED, NET            $ 2,700    $ 3,254     $ 2,984     $ 3,284     $ 2,458
---------------------------------------------------------------------------------------------------------------
         TOTAL                                           $64,799    $52,825     $38,367     $37,832     $37,243
---------------------------------------------------------------------------------------------------------------

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

The following table contains information for loans deemed impaired:

------------------------------------------------------------------------------------------------------------
                                                       NET
                                                     CARRYING             SPECIFIC                NET
(IN THOUSANDS)                                        VALUE              ALLOWANCE              BALANCE
------------------------------------------------------------------------------------------------------------
September 30, 1998
   Loans with specific allowances                         $67,553              $(14,751)             $52,802
   Loans without specific allowances                       13,759                     -               13,759
------------------------------------------------------------------------------------------------------------
   TOTAL                                                  $81,312              $(14,751)             $66,561
------------------------------------------------------------------------------------------------------------
December 31, 1997
   Loans with specific allowances                         $85,612              $(11,881)             $73,731
   Loans without specific allowances                        7,374                     -                7,374
------------------------------------------------------------------------------------------------------------
   TOTAL                                                  $92,986              $(11,881)             $81,105
------------------------------------------------------------------------------------------------------------

Impaired loans were classified as follows:

---------------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER 30,        DECEMBER 31,
(IN THOUSANDS)                                                                   1998                1997
---------------------------------------------------------------------------------------------------------
Current                                                                       $46,804             $79,109
Past due                                                                            -               3,299
Nonaccrual                                                                     34,508              10,578
---------------------------------------------------------------------------------------------------------
   TOTAL                                                                      $81,312             $92,986
---------------------------------------------------------------------------------------------------------


Loans classified as impaired totaled $81.3 million at September 30, 1998, compared with $93.0 million at December 31, 1997. During the first nine months of 1998, $70.9 million of loans were newly classified as impaired. The additions to impaired loans were more than offset by the receipt of payments on impaired loans totaling $52.8 million, charge-offs totaling $9.6 million, loans removed from impaired status totaling $19.3 million and loans transferred to OREO of $915,000. The Company's average recorded investment in impaired loans for the nine months ended September 30, 1998, was $85.7 million. Interest income totaling approximately $6.6 million was collected on impaired loans during the nine months ended September 30, 1998.

Allowance and Provision for Loan Losses:

The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions (especially in California), loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at September 30, 1998, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At September 30, 1998, the allowance for loan losses equaled $61.4 million, or
1.80 percent of total loans, compared with $51.1 million, or 1.83 percent of total loans, at December 31, 1997, and $46.9 million, or 1.86 percent of total loans, at September 30, 1997. The following table summarizes changes in the allowance for loan losses:

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, (IN THOUSANDS)                                  1998                    1997
--------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                                                  $   51,143              $   36,051
--------------------------------------------------------------------------------------------------------------
Loans charged off:
Commercial                                                                     (16,344)                 (5,468)
Real estate                                                                       (329)                 (1,115)
Consumer                                                                           (58)                     (4)
--------------------------------------------------------------------------------------------------------------
TOTAL LOANS CHARGED OFF                                                     $  (16,731)             $   (6,587)
--------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial                                                                       1,268                     960
Real estate                                                                        154                   1,588
Consumer                                                                             5                      17
--------------------------------------------------------------------------------------------------------------
TOTAL LOANS RECOVERIES                                                      $    1,427              $    2,565
--------------------------------------------------------------------------------------------------------------
Net loans charged off                                                          (15,304)                 (4,022)
Provision for loan losses                                                       25,576                  14,842
--------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                      $   61,415              $   46,871
--------------------------------------------------------------------------------------------------------------
LOANS OUTSTANDING, END OF PERIOD                                            $3,411,826              $2,525,629
--------------------------------------------------------------------------------------------------------------
AVERAGE LOANS OUTSTANDING                                                   $3,214,497              $2,290,275
--------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans /(1)/                                   0.64%                   0.23%
Ratio of allowance for loan losses to loans outstanding at Sept. 30               1.80%                   1.86%
Ratio of allowance for loan losses to nonaccrual loans                          177.97%                 507.48%
Ratio of provision for loan losses to net charge-offs                           167.12%                 369.02%
--------------------------------------------------------------------------------------------------------------
/(1)/ Annualized

The provision for loan losses for the nine months ended September 30, 1998 and 1997, totaled $25.6 million and $14.8 million, respectively. The increase in the provision for loan losses for 1998 compared with the prior year reflects loan growth and an increase in net charge-offs. Net charge-offs increased to $15.3 million for the nine months ended September 30, 1998, from $4.0 million for the same period of 1997. Over half of the increase is due to a $7.0 million charge-off recorded on one commercial loan during the second quarter of 1998. The average balance of the Company's loan portfolio increased by $924.2 million, or 40 percent, for the nine months ended September 30, 1998, compared with the comparable period of 1997. As a percentage of average loans outstanding, annualized net charge-offs were 0.64 percent for the first nine months of 1998 compared with 0.23 percent for the same period of 1997.

Securities:

Securities available for sale decreased to $602.6 million at September 30, 1998, from $669.3 million at December 31, 1997. The decrease was largely due to maturities of U.S. Treasury securities. Federal funds sold and securities purchased under resale agreements increased to $l.5 billion at September 30, 1998, from $765.0 million at December 31, 1997. The increase in these balances is a function of the growth in demand deposits. Noninterest-bearing demand deposits increased to $3.4 billion at September 30, 1998, from $2.4 billion at December 31, 1997. The growth in demand balances occurred primarily in deposits of real estate services companies which increased to $2.3 billion at September 30, 1998, from $1.4 billion at December 31, 1997.

A summary of securities held to maturity as of September 30, 1998, and December 31, 1997, is provided below:

-------------------------------------------------------------------------------------------------------------------------
                                                                    GROSS                 GROSS
                                            AMORTIZED            UNREALIZED             UNREALIZED              FAIR
(IN THOUSANDS)                                COST                  GAINS                 LOSSES                VALUE
-------------------------------------------------------------------------------------------------------------------------
September 30, 1998
     Industrial development bonds                $3,933          $    -                 $    -                  $3,933
-------------------------------------------------------------------------------------------------------------------------
     TOTAL                                       $3,933          $    -                 $    -                  $3,933
-------------------------------------------------------------------------------------------------------------------------
December 31, 1997
     Industrial development bonds                $4,026          $    -                 $    -                  $4,026
-------------------------------------------------------------------------------------------------------------------------
     TOTAL                                       $4,026          $    -                 $    -                  $4,026
-------------------------------------------------------------------------------------------------------------------------


A summary of the amortized cost and estimated fair value of securities available for sale as of September 30, 1998, and December 31, 1997, is provided below:

--------------------------------------------------------------------------------------------------------------------
                                                                  GROSS                GROSS
                                           AMORTIZED           UNREALIZED           UNREALIZED               FAIR
(IN THOUSANDS)                                COST                GAINS               LOSSES                 VALUE
--------------------------------------------------------------------------------------------------------------------
September 30, 1998
     U.S. Treasury and federal agencies       $579,846               $2,703             $  (542)            $582,007
     Mutual funds                                8,829                    -                   -                8,829
     Other securities                           14,264                    -              (2,548)              11,716
--------------------------------------------------------------------------------------------------------------------
     TOTAL                                    $602,939               $2,703             $(3,090)            $602,552
--------------------------------------------------------------------------------------------------------------------
December 31, 1997
     U.S. Treasury and federal agencies       $612,903               $2,378             $   (74)            $615,207
     Mutual funds                               37,532                    -                   -               37,532
     Other securities                           15,928                  599                   -               16,527
--------------------------------------------------------------------------------------------------------------------
     TOTAL                                    $666,363               $2,977             $   (74)            $669,266
---------------------------------------------------------------------------------------------------------------------


Gross gains and losses realized on the sale of securities available for sale during the nine months ended September 30, 1998, were $127,600 and $4,800, respectively. These amounts were $428,300 and $69,600, respectively, for the nine months ended September 30, 1997.

Deferred Tax Asset

The Company's net deferred tax asset increased to $21.6 million at September 30, 1998, from $355,000 at December 31, 1997. The increase is largely due to a $19.8 million reduction in deferred tax liabilities resulting from the Company's equity in the net losses of ICII. The deferred tax asset is reported net of deferred tax liabilities. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences.

Other Assets

The balance of other assets increased to $85.1 million at September 30, 1998, from $64.3 million at December 31, 1997. The growth in other assets compared with year-end 1997 reflects the following: a $5.2 million increase in the net investment in qualified low income housing projects, a $4.5 million increase in the receivable for payments due on SBA investment securities, a $3.5 million receivable on the books of Altair Corporation, a software company that was acquired in September 1998, and a $2.7 million increase in the cash surrender value of life insurance funding deferred compensation plans.

Time Certificates of Deposit

Time certificate of deposit balances increased 55 percent to $1.3 billion at September 30, 1998, from $833.3 million at December 31, 1997. Approximately $186.6 million of the increase is due to higher deposits by state and local government agencies. The remaining growth occurred in commercial accounts.

Other Borrowings:

Short-term borrowings increased to $121.0 million at September 30, 1998, from $55.9 million at December 31, 1997. Increases of $84.4 million in borrowed funds backed by Treasury, Tax and Loan ("T,T&L") deposits and $8.7 million in commercial paper at September 30, 1998, compared with the balances at December 31, 1997, were offset in part by a $28.0 million decrease in Federal funds purchased and reverse repurchase balances over the same period.

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

The Company's liquid assets consist of cash, Federal funds sold, securities purchased under resale agreements and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20 percent and to limit gross loans to no more than 80 percent of deposits. At September 30, 1998, the Company's liquidity ratio was 39 percent and the loan to deposit ratio was 60 percent.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's longstanding relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $2.3 billion for the quarter ended September 30, 1998, compared with $1.6 billion for the same period of 1997. For the nine months ended September 30, 1998, approximately 37 percent of average total deposits were from the real estate services industry compared with 30 percent of average total deposits for the same period of 1997. The Company's average demand deposits and average shareholders' equity funded approximately 53 percent and 48 percent, of average total assets for the nine months ended September 30, 1998 and 1997, respectively.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios, Federal funds sold and securities purchased under resale agreements. For the nine months ended September 30, 1998, the Company experienced a net cash outflow from its investing activities of approximately $1.3 billion. The net outflow related to investing activities can be attributed to growth in the Company's loan portfolio, an outflow of $613.0 million, and a $764.0 million increase in Federal funds sold. The outflow in investing activities was offset by the $1.5 billion net cash provided by the Company's financing activities. Net cash inflows from financing activities for the nine months ended September 30, 1998, included net increases in deposits totaling $1.5 billion and $65.1 million provided by an increase in short-term borrowings. These increases from financing activities were partially offset by an outflow of $21.9 million for the repurchase of common stock.

Interest Rate Sensitivity Management:

The primary objective of the asset liability management process is to manage the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. In order to manage its interest rate sensitivity, the Company has adopted policies that attempt to limit the change in pretax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pretax net interest income and net interest margin.

Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and the net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on- and off-balance sheet positions, on any particular segment of the balance sheet, and overall profitability.

Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At September 30, 1998, the Company maintained a positive one year gap of approximately $2.5 billion; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At September 30, 1997, the Company maintained a positive one year gap of approximately $447.0 million.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors and caps with strike prices that generally adjust quarterly and are priced approximately 100-250 basis points below or above (depending on the instrument) current market rates at the time the floors and caps were purchased. At September 30, 1998, the Company owned exchange traded floors totaling $4.5 billion that expire as follows: $1.0 billion in the fourth quarter of 1998, $1.3 billion in the first quarter of 1999, $1.8 billion in the second quarter of 1999 and $500.0 million in the third quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of approximately 4.8 percent. The unrealized gain on the floors approximated $3.2 million at September 30, 1998. The unamortized premium relating to the floors was $318,700 at September 30, 1998.

In March 1998, the Company purchased an over-the-counter interest rate cap with a notional value outstanding of $1.0 billion at September 30, 1998. The cap provides protection in the event that the three-month LIBOR increases above the
8.33 percent strike price of the cap and expires during the first quarter of 2001. The unrealized gain on this cap at September 30, 1998, approximated $6,500. The unamortized premium paid for the cap approximated $398,600 at September 30, 1998.

In the first quarter of 1997, the Company sold $27.0 million of ten-year certificates of deposit with a fixed rate of 7.15 percent. These long-term certificates of deposit were callable by the Company after one year and semi-annually after that. In order to minimize the interest rate risk of paying out a fixed rate for ten years, the Company executed an interest rate swap transaction with a notional value of $27.0 million in the first quarter of 1997. The interest rate swap required the Company to pay a rate of three-month LIBOR less 10 basis points, quarterly for ten years. Simultaneously, the Company received quarterly interest payments at a fixed rate of 7.15 percent for ten years. On July 28, 1998, the swap was called by the counterparty and the Company paid off the certificates of deposit.

In April 1997, the Company issued $75.0 million of 9.98 percent capital securities (the "Capital Securities") and entered into three fixed for floating interest rate swaps with a total notional value of $75.0 million in order to convert the Capital Securities to a floating rate. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of

7.18 percent on $25.0 million, 7.186 percent on $25.0 million and 7.187% on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the Capital Securities. The unrealized gain on the swaps approximated $8.3 million at September 30, 1998.

In June 1998, the Company entered into two fixed for floating interest rate swaps with a total notional value of $5.0 million. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 5.95 percent. The swaps mature in June 1999. Concurrently, the Company entered into interest rate swaps with its subsidiary, Crown American Bank. The notional amount, maturity and payment due dates on the swaps coincide with the original swaps, however, the payment terms require the Company to pay a fixed rate of 5.95 percent and receive three-month LIBOR. The purpose of the swaps is to convert to a floating rate a similar amount of one-year fixed rate time certificates of deposit acquired on behalf of Crown American Bank as part of a $35.0 million time deposit acquisition program. The unrealized gain on the swaps approximated $18,000 at September 30, 1998.

From time to time, the Company purchases over-the-counter option contracts or enters into interest rate swap contracts that are matched against specific lending transactions. The term and notional amount of the contracts are consistent with the underlying customer transaction. The contracts generally require the Company to pay a fixed rate and receive a floating rate. At September 30, 1998, the Company had matched purchased options totaling $24.5 million and matched swap contracts of $4.0 million. There were unrealized losses on the options and swaps of approximately $35,600 and $201,900, respectively, at September 30, 1998.

CAPITAL SECURITIES

On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98 percent Capital Securities which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities"), together with the Capital Securities, (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98 percent junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at September 30, 1998.

The Company used $30.0 million of the net proceeds from the sale of the Junior Subordinated Debentures to make an additional investment in the Bank during 1997. An additional $37.2 million investment was made in the Bank in January 1998. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at September 30, 1998.

CAPITAL

Until 1997, the primary source of new capital for the Company, has been retained earnings from operations, with the exception of its long-term debt offering in 1979, and the exercise of employee stock options. On April 23, 1997, Imperial Capital Trust, a wholly-owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98 percent capital securities. See - "Capital Securities." At September 30, 1998, shareholders' equity totaled $370.6 million, a 5 percent increase over the $352.0 million reported at December 31, 1997. For the first nine months of 1998, shareholders' equity was reduced by $21.9 million due to the repurchase of common stock under the Company's stock repurchase program. Shareholders' equity increased by $2.9 million during the same period due to exercises of employee stock options. The Company receives a tax deduction upon the exercise of nonqualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which is recorded as a component of shareholders' equity, approximated $8.7 million for the first nine months of 1998. In September 1998, the Company recorded approximately $4.0 million of additional capital due to the issuance of common stock in conjunction with the acquisition of Altair Corporation ("Altair"). Altair is a software company located in Houston, Texas that markets software programs to financial institutions.

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

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at September 30, 1998, were 9.44 percent and 10.73 percent, respectively, compared with 11.38 percent and 12.72 percent, respectively, at September 30, 1997. The Capital Securities discussed above qualify as Tier I capital and therefore contributed to the increase in the Company's capital ratios compared with the prior year.

CAPITAL RATIOS FOR IMPERIAL BANCORP AND IMPERIAL BANK/(1)/

-----------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL ADEQUACY      UNDER PROMPT CORRECTIVE
(IN THOUSANDS)                                            ACTUAL                  PURPOSES               ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------------------------------
                                                      AMOUNT     RATIO        AMOUNT      RATIO          AMOUNT      RATIO
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
Company                                              $497,191   10.73%       $370,612     8.00%         $463,265    10.00%
Bank                                                  469,848   10.32%        364,245     8.00%          455,307    10.00%
TIER I CAPITAL (TO RISK-WEIGHTED ASSETS):
Company                                              $437,135    9.44%       $185,306     4.00%         $277,959     6.00%
Bank                                                  412,886    9.07%        182,123     4.00%          273,184     6.00%
LEVERAGE (TO AVERAGE ASSETS):
Company                                              $437,135    8.59%       $152,726     3.00%         $254,543     5.00%
Bank                                                  412,886    8.27%        149,851     3.00%          249,752     5.00%
-----------------------------------------------------------------------------------------------------------------------------

/(1)/ Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles.

Risk-weighted assets for the Company and the Bank were $4,632.7 million and $4,553.1 million, respectively, at September 30, 1998. Average assets for the Company and the Bank were $5,090.9 million and $4,995.0 million, respectively, at September 30, 1998.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 8.59 percent at September 30, 1998, compared to 10.63 percent at September 30, 1997, well in excess of minimum regulatory requirements.

In anticipation of the previously planned spin off of IFG, Imperial Bancorp contributed $67.2 million of the proceeds from the Capital Securities to the Bank as additional capital to ensure that the Bank's risk-based capital ratios continue to meet the well capitalized criteria.

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

The Company has conducted a comprehensive review of its computer systems. All systems have been evaluated and classified as critical, important or ordinary. Systems requiring upgrades or replacement have been identified. System testing is approximately one-third complete with all testing scheduled for completion by March 1999. The Company's primary vendor applications for loans and deposits were converted to Year 2000 compliant code in October 1998. All vendor readiness efforts are being monitored by the Office and evaluations of significant customers, including the assignment of risk ratings, are in process with anticipated completion by the end of November 1998. Contingency planning for critical systems has been completed. Business continuation plans are in development.

The Office presently believes that, with updates and upgrades to existing software and minimal conversions to new software, the Year 2000 will not pose significant operational problems for the Company's computer systems. Based on its identification and analysis of necessary Year 2000 updates and enhancements, the Company anticipates that it will incur operating expenses of approximately $2.5 million and capital expenditures of approximately $1.9 million related to the Year 2000 project. The Company has incurred operating expenses of $1.0 million and capital expenditures of $1.0 million as of September 30, 1998.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the applicable provisions of SFAS No. 130 effective January 1, 1998. Total comprehensive income is disclosed in a footnote to the interim financial statements for each period presented. See Note 4 on page 26 of this Form 10-Q.

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

CONSOLIDATED BALANCE SHEET

===============================================================================================================================

IMPERIAL BANCORP AND SUBSIDIARIES                                                               SEPTEMBER 30,      DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                                        1998              1997
===============================================================================================================================
ASSETS
Cash and due from banks                                                                            $  534,682        $  316,600
Trading instruments                                                                                    58,456            35,782
Securities available for sale                                                                         602,552           669,266
Securities held to maturity (market value of $3,933 and $4,026 for 1998 and 1997, respectively)         3,933             4,026
Federal funds sold and securities purchased under resale agreements                                 1,529,000           765,000
Loans held for sale (market value of $14,883 and $4,120 for 1998 and 1997, respectively)               14,006             3,763
Loans:
     Loans, net of unearned income and deferred loan fees                                           3,411,826         2,788,608
     Less allowance for loan losses                                                                   (61,415)          (51,143)
-------------------------------------------------------------------------------------------------------------------------------
          TOTAL NET LOANS                                                                          $3,350,411        $2,737,465
===============================================================================================================================
Premises and equipment, net                                                                            28,264            23,091
Accrued interest receivable                                                                            27,161            22,212
Real estate and other assets owned, net                                                                 2,700             3,284
Current income taxes receivable                                                                         5,352             6,086
Deferred tax asset                                                                                     21,634               355
Investment in Imperial Credit Industries, Inc.                                                         55,180            75,001
Other assets                                                                                           85,052            64,348
-------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                             $6,318,383        $4,726,279
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                        $3,395,710        $2,378,830
     Savings                                                                                           28,255            23,375
     Money market                                                                                     953,131           939,086
     Time - under $100,000                                                                            227,303           128,543
     Time - $100,000 and over                                                                       1,060,251           704,764
-------------------------------------------------------------------------------------------------------------------------------
          TOTAL DEPOSITS                                                                           $5,664,650        $4,174,598
===============================================================================================================================
Accrued interest payable                                                                                7,511             5,205
Short-term borrowings                                                                                 121,047            55,915
Long-term borrowings:
     Floating rate notes and fixed rate debentures                                                      2,105             3,257
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable
       interest debentures of the Company, net                                                         73,358            73,314
Other liabilities                                                                                      79,093            61,966
-------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                                        $5,947,764        $4,374,255
===============================================================================================================================
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 38,116,423 shares at September 30, 1998, and 39,236,034 shares at
       December 31, 1997, issued and outstanding                                                      229,844           236,186
     Unrealized (loss) gain on securities available for sale, net of tax                                 (224)            1,682
     Retained earnings                                                                                140,999           114,156
-------------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                               $  370,619        $  352,024
===============================================================================================================================
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $6,318,383        $4,726,279
===============================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

=================================================================================================================================
                                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
IMPERIAL BANCORP AND SUBSIDIARIES                                                  SEPTEMBER 30,               SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                           1998           1997         1998           1997
=================================================================================================================================
Interest income:
     Loans                                                                    $75,769        $61,157      $219,120       $165,821
     Trading instruments                                                          454            452         1,046          1,334
     Securities available for sale                                             10,160          9,563        29,058         23,864
     Securities held to maturity                                                   71             73           211            219
     Federal funds sold and securities purchased under resale agreements        4,832          2,914        15,675          9,806
     Loans held for sale                                                          341            213           733            557
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                              $ 91,627        $74,372      $265,843       $201,601
=================================================================================================================================
Interest expense:
     Deposits                                                                  23,990         17,901        66,037         53,421
     Short-term borrowings                                                      1,483            921         4,589          3,239
     Long-term borrowings                                                       1,694          1,706         5,051          3,096
---------------------------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                                            $ 27,167        $20,528      $ 75,677       $ 59,756
=================================================================================================================================
Net interest income                                                            64,460         53,844       190,166        141,845
Provision for loan losses                                                       5,610          7,068        25,576         14,785
---------------------------------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               $ 58,850        $46,776      $164,590       $127,060
=================================================================================================================================
Noninterest income:
     Service charges on deposit accounts                                        1,614          1,313         4,731          4,030
     Trust fees                                                                 2,138          2,125         6,323          5,842
     Gain on origination and sale of loans                                        837            961         3,373          2,979
     Equity in net (loss) income of Imperial Credit Industries, Inc.          (26,520)         3,356       (19,821)         8,362
     Gain on sale of Imperial Credit Industries, Inc, common stock                  -          2,429             -          2,429
     Other service charges and fees                                             4,448          2,686        11,233          7,639
     Merchant and credit card fees                                              2,121            956         5,227          2,453
     International income and fees                                              2,358          2,443         8,767          7,193
     Gain on securities available for sale                                        111              2           123            359
     Gain on trading instruments                                                  519          1,139           891          3,387
     Gain on exercise and sale of equity warrants                               1,750          1,084        18,790          3,627
     Appreciation of donated Imperial Credit Industries, Inc. common stock          -              -             -          2,816
     Other income                                                                 558            552         3,901             18
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL NONINTEREST INCOME                                           $(10,066)       $19,046      $ 43,538       $ 51,134
=================================================================================================================================
Noninterest expense:
     Salary and employee benefits                                              26,533         20,018        88,434         61,528
     Net occupancy expense                                                      2,747          2,267         7,715          6,788
     Furniture and equipment                                                    2,388          1,674         7,189          4,662
     Data processing                                                            2,684          1,867         7,339          5,626
     Customer services                                                          7,501          5,305        20,285         13,184
     Professional and legal fees                                                2,603          2,643         7,701          6,939
     Business development                                                       1,185          1,205         3,909          3,856
     Restructuring charges                                                      4,880              -         4,880              -
     Charitable donations                                                         100             37           407          3,764
     Other expense                                                              5,154          6,870        17,074         16,046
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL NONINTEREST EXPENSE                                           $55,775        $41,886      $164,933       $122,393
=================================================================================================================================
(Loss) income from continuing operations before income taxes                   (6,991)        23,936        43,195         55,801
Income tax (benefit) provision                                                 (3,892)         9,753        16,352         22,494
---------------------------------------------------------------------------------------------------------------------------------
     (LOSS) INCOME FROM CONTINUING OPERATIONS                                 $(3,099)       $14,183      $ 26,843       $ 33,307
=================================================================================================================================
Income from operations of discontinued operations, net of tax                       -            690             -            479
---------------------------------------------------------------------------------------------------------------------------------
     NET (LOSS) INCOME                                                        $(3,099)       $14,873      $ 26,843       $ 33,786
=================================================================================================================================
     Basic (loss) earnings per share from continuing operations               $ (0.08)       $  0.36      $   0.68       $   0.86
     Diluted (loss) earnings per share from continuing operations             $ (0.08)       $  0.35      $   0.65       $   0.82

     Basic (loss) earnings per share                                          $ (0.08)       $  0.38      $   0.68       $   0.87
     Diluted (loss) earnings per share                                        $ (0.08)       $  0.36      $   0.65       $   0.83
=================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

==========================================================================================================================
IMPERIAL BANCORP AND SUBSIDIARIES                                                                     (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, (IN THOUSANDS)                                                  1998               1997
==========================================================================================================================
Cash flows from operating activities:
     Net income                                                                             $    26,843        $    33,786
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                         (11,441)            (8,011)
          Accretion of purchase loan discount                                                         -                (37)
          Provision for loan losses                                                              25,576             14,842
          Provision for other real estate owned                                                       -                320
          Equity in net loss (income) of Imperial Credit Industries, Inc.                        19,821             (8,362)
          Gain on sale of Imperial Credit Industries, Inc, common stock                               -             (2,429)
          Gain on exercise and sale of stock warrants                                           (18,790)            (3,627)
          Gain on sale of real estate and other assets owned                                     (1,099)              (348)
          Loss on sale of premises and equipment                                                      9                  9
          Benefit for deferred taxes                                                            (11,045)                 -
          Gain on securities available for sale                                                    (123)              (359)
          Net change in trading instruments                                                     (22,674)              (739)
          Net change in loans held for sale                                                     (10,243)               676
          Net change in accrued interest receivable                                              (4,949)            (8,673)
          Net change in accrued interest payable                                                  2,306                (55)
          Net change in income taxes receivable                                                     734              7,309
          Net change in other liabilities                                                        17,155                (25)
          Net change in other assets                                                            (22,617)           (18,651)
--------------------------------------------------------------------------------------------------------------------------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               $   (10,537)       $     5,626
==========================================================================================================================
Cash flows from investing activities:
     Proceeds from securities held to maturity                                                       93                108
     Proceeds from sale of securities available for sale                                      3,289,196          2,023,003
     Proceeds from maturities of securities available for sale                                  709,159            412,163
     Purchase of securities available for sale                                               (3,929,265)        (2,679,458)
     Proceeds from sale of Imperial Credit Industries, Inc. common stock                              -              3,519
     Proceeds from exercise and sale of equity warrants                                           7,690              3,769
     Net change in Federal funds sold and securities purchased under resale agreements         (764,000)          (323,700)
     Net change in loans                                                                       (613,027)          (455,675)
     Capital expenditures                                                                        (9,847)            (7,033)
     Proceeds from sale of real estate and other assets owned                                     3,206              1,483
     Proceeds from sale of premises and equipment                                                    15                343
--------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                              $(1,306,780)       $(1,021,478)
==========================================================================================================================
Cash flows from financing activities:
     Net change in demand deposits, savings, and money market accounts                        1,035,805          1,128,473
     Net change in time deposits                                                                454,247           (142,255)
     Net change in short-term borrowings                                                         65,132             65,605
     Retirement of long-term borrowings                                                          (1,152)            (1,198)
     Net change in capital securities of subsidiary                                                   -             73,299
     Proceeds from exercise of employee stock options                                             2,855              1,334
     Purchase of common stock                                                                   (21,864)                 -
     Other                                                                                          376                (17)
--------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                          $ 1,535,399        $ 1,125,241
--------------------------------------------------------------------------------------------------------------------------
         NET CHANGE IN CASH AND DUE FROM BANKS                                              $   218,082        $   109,389
--------------------------------------------------------------------------------------------------------------------------
         CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                         $   316,600        $   325,014
--------------------------------------------------------------------------------------------------------------------------
         CASH AND DUE FROM BANKS, END OF PERIOD                                             $   534,682        $   434,403
==========================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows are presented in the same format as that used in the Company's most recently filed Report on Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

At September 30, 1998, the Company owned 8.9 million shares, or approximately 24% of the common stock of ICII. The Company does not exercise significant control over the operations of ICII and, as such, the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for changes in ICII's shareholders' equity including undistributed income, except when a decline in value occurs that is deemed to be other than temporary, such decline is charged to earnings. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

NOTE (3) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows:

--------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, (IN THOUSANDS)                                                                   1998                       1997
--------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                $73,371                     $59,811
Taxes refunded                                                                                     -                         431
Taxes paid                                                                                    26,699                      15,955
Significant noncash transactions:
   Loans transferred to OREO                                                                   1,517                         864
   Net change in unrealized gain on securities, net of taxes                                   1,905                           -
   Purchase of Altair                                                                          3,954                           -
--------------------------------------------------------------------------------------------------------------------------------

NOTE (4) COMPREHENSIVE INCOME

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted the applicable provisions of SFAS No. 130 effective January 1,

1998. The following table provides a summary of total comprehensive income for the nine months ended September 30, 1998 and 1997:

============================================================================================================================
                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                    SEPTEMBER 30,                         SEPTEMBER 30,
(IN THOUSANDS)                                              1998                1997               1998                1997
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                         $(3,099)            $14,873            $26,843             $33,786
Other comprehensive (loss) income, net of tax
Holding (losses) gains arising during the period           (2,322)                623             (1,909)              1,240
Reclassification adjustments for realized
  gains recorded in the statement of
  operations                                                    1                   1                  3                 208
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of
  reclassification adjustments                            $(2,321)            $   624            $(1,906)            $ 1,448
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME                               $(5,420)            $15,497            $24,937             $35,234
============================================================================================================================

TABLE 1 - FINANCIAL RATIOS

======================================================================================================
                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                    1998           1997           1998           1997
------------------------------------------------------------------------------------------------------
Net (loss) income as a percentage of:(1)
     Average shareholders' equity                  -3.10%         18.37%          9.49%         14.73%
     Average total assets                          -0.24%          1.56%          0.75%          1.29%
     Average earning assets                        -0.27%          1.76%          0.83%          1.46%
Normalized income from continuing
operations as a percentage of: (1) (2)
     Average shareholders' equity                  15.12%         15.10%         14.56%         12.09%
     Average total assets                           1.18%          1.29%          1.15%          1.06%
     Average earning assets                         1.31%          1.44%          1.28%          1.20%
Average shareholders' equity as a
percentage of:
     Average assets                                 7.78%          8.51%          7.88%          8.76%
     Average loans                                 11.48%         12.96%         11.76%         13.39%
     Average deposits                               8.93%          9.94%          9.09%         10.24%
Shareholders' equity at period end as a
percentage of:
     Total assets at period end                        -              -           5.87%          7.26%
     Total loans at period end                         -              -          10.86%         12.99%
     Total deposits at period end                      -              -           6.54%          8.33%
======================================================================================================

(1)  Annualized
(2) Adjusted net income for the 1998 periods excludes equity in the losses of ICII and restructuring charges. For the 1997 periods, adjusted net income excludes equity in the income of ICII, gains on the sale of ICII stock, appreciation on donated ICII stock, expense associated with the settlement of a consulting agreement and charitable contributions expense associated with the donation of ICII stock to a nonprofit institution.


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

================================================================================================================================
                                                                  1998                                       1997
                                                  -----------------------------------          ---------------------------------
                                                                                PER                                        PER
FOR THE THREE MONTHS ENDED SEPTEMBER 30,          (LOSS)                       SHARE                                      SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                 INCOME         SHARES        AMOUNT          INCOME       SHARES        AMOUNT
--------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to shareholders:
   (Loss) income from continuing operations       $(3,099)     38,880,762      $(0.08)         $14,183    38,892,401       $0.36
   Income from discontinued operation,
      net of tax                                        -                           -              690                      0.02
                                                  -------                      ------          -------                     -----
   Net (loss) income                              $(3,099)                     $(0.08)         $14,873                     $0.38
EFFECT OF DILUTIVE SECURITIES
   Incremental shares from outstanding
   common stock options                                                 -                                  1,941,607
                                                               ----------                                 ----------
DILUTED EPS
Income available to shareholders:
   (Loss) income from continuing operations       $(3,099)     38,880,762      $(0.08)         $14,183    40,834,008       $0.35
   Income from discontinued operation,
       net of tax                                       -                           -              690                      0.01
                                                  -------                      ------          -------                     -----
   Net (loss) income                              $(3,099)                     $(0.08)         $14,873                     $0.36
================================================================================================================================

================================================================================================================================
                                                                  1998                                       1997
                                                  -----------------------------------          ---------------------------------
                                                                                PER                                        PER
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                        SHARE                                      SHARE
(IN THOUSANDS, EXCEPT SHARE DATA)                 INCOME         SHARES        AMOUNT          INCOME       SHARES        AMOUNT
--------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to shareholders:
   Income from continuing operations              $26,843      39,317,184      $0.68           $33,307    38,674,834       $0.86
   Income from discontinued operation,
      net of tax                                        -                          -               479                      0.01
                                                  -------                      -----           -------                     -----
   Net income                                     $26,843                      $0.68           $33,786                     $0.87
EFFECT OF DILUTIVE SECURITIES
   Incremental shares from outstanding
   common stock options                                         1,682,521                                  1,858,528
                                                               ----------                                 ----------
DILUTED EPS
Income available to shareholders:
   Income from continuing operations              $26,843      40,999,705      $0.65           $33,307    40,533,362       $0.82
   Income from discontinued operation,
      net of tax                                        -                          -               479                      0.01
                                                  -------                      -----           -------                     -----
   Net income                                     $26,843                      $0.65           $33,786                     $0.83
================================================================================================================================

The weighted average number of shares used to compute earnings per share was retroactively adjusted to reflect a three-for-two stock split effective February 6, 1998.

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

          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the period.



     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        IMPERIAL BANCORP

          Dated: November 12, 1998      By:   Christine M. McCarthy
                                              ---------------------
                                              Christine M. McCarthy
                                              Executive Vice President and
                                              Chief Financial Officer