Form 10-K
period 1998-12-31
IMPERIAL BANCORP
filed 1999-03-31
CIK 49899

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

    (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
    For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ___________________________ to _____________
    ____________________________ Commission file number 0-7722


                               IMPERIAL BANCORP
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                                  95-2575576
(State of other jurisdiction of incorporation          (I.R.S. Employer
            or organization)                         Identification Number)

     9920 South La Cienega Boulevard
         Inglewood, California                           90301
  (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code: (310) 417-5600 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK:   Aggregate market value of Common Stock held by non affiliates as of March 1, 1999: $569,865,829.

Number of Shares of Common Stock outstanding as of March 1, 1999: 41,888,374 shares.

DEBT SECURITIES: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due 1999. As of December 31, 1998, $1,106,000 in principal amount of such Notes and $999,000 in principal amount of such Debentures were outstanding.

CAPITAL SECURITIES:   9.98% Series B Capital Securities of Imperial Trust
Capital Trust I Due 2026. As of December 31, 1998, $73,372,000 in net principal amount was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Sections of a Proxy Statement which will be filed within 120 days of Fiscal Year Ended December 31, 1998, are incorporated by reference into Part III hereof.

This report includes a total of 79 pages. Exhibit Index begins on page 78.

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S)), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


YES X   NO
   ---    ---

TABLE OF CONTENTS

Five Year Summary of Selected Financial Information .......................   4
Financial Review ..........................................................   5
  Average Balances, Yields and Rates Paid .................................   8
  Asset Liability Management ..............................................  11
  Analysis of the Allowance for Loan Losses ...............................  20
  Allocated Allowance for Loan Losses .....................................  21
Financial Statements
  Consolidated Balance Sheet ..............................................  28
  Consolidated Statement of Income ........................................  29
  Consolidated Statement of Changes in Shareholders' Equity and
    Comprehensive Income ..................................................  30
  Consolidated Statement of Cash Flows ....................................  31
  Notes to Consolidated Financial Statements ..............................  32
  Independent Auditors' Report ............................................  63
Selected Statistical Information
  Securities ..............................................................  64
  Maturity Distribution of Loans ..........................................  64
  Financial Ratios ........................................................  64
  Common Stock and Shareholder Data .......................................  65
  Quarterly Data ..........................................................  65
  Analysis of Changes in Net Interest Margin ..............................  67
Description of Business ...................................................  68
Directory .................................................................  73
Signatures ................................................................  76
Form 10-K Cross Reference Index ...........................................  77
Exhibits Index ............................................................  78

FIVE YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION
IMPERIAL BANCORP AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1998            1997            1996            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations
 Interest income ..................................... $    359,459    $    282,972    $    209,156    $    174,779    $    135,772
 Interest expense ....................................      102,648          81,637          68,054          60,154          37,415
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income ...............................      256,811         201,335         141,102         114,625          98,357
 Provision for loan losses ...........................       33,375          22,892           6,881          16,122          12,174
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses      223,436         178,443         134,221          98,503          86,183
 Noninterest income ..................................       65,687          76,661          63,080          43,546          34,572
 Gains - Imperial Credit Industries, Inc. stock ......           --           4,977          36,411              --              --

-----------------------------------------------------------------------------------------------------------------------------------
 Total operating income ..............................      289,123         260,081         233,712         142,049         120,755
 Personnel expense ...................................      114,599          85,065          64,876          47,702          47,087
 Other noninterest expense ...........................      102,327          83,966          63,256          62,622          63,078
-----------------------------------------------------------------------------------------------------------------------------------
 Income before income taxes ..........................       72,197          91,050         105,580          31,725          10,590
   Income tax provision ..............................       28,449          36,502          43,278          10,071           3,968
 Income from continuing operations ...................       43,748          54,548          62,302          21,654           6,622
 Income (loss) from discontinued operation, net of tax           --             629          (8,168)          1,523              21
 Net income .......................................... $     43,748    $     55,177    $     54,134    $     23,177    $      6,643
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share/(1)/
   Earnings per share from continuing operations ..... $       0.99    $       1.24    $       1.47    $       0.53    $       0.16
   Earnings per share ................................         0.99            1.25            1.28            0.56            0.17
   Dilutive average common shares outstanding ........   44,175,544      43,972,438      42,344,677      41,089,901      40,178,530
-----------------------------------------------------------------------------------------------------------------------------------
At year end
 Assets .............................................. $  6,189,180    $  4,726,279    $  3,350,170    $  2,788,374    $  2,378,709
 Net loans ...........................................    3,389,466       2,737,465       2,026,997       1,661,945       1,335,074
 Deposits ............................................    5,569,647       4,174,598       2,950,277       2,363,616       1,959,710
 Other borrowings ....................................       62,996          59,172          49,352         165,542         199,072
 Capital securities ..................................       73,372          73,314              --              --              --

 Shareholders' equity ................................      381,822         352,024         286,351         228,236         197,776
Financial ratios
 Return on average equity ............................        11.58%          17.53%          20.83%          11.03%           3.46%

 Return on average assets ............................         0.88            1.51            1.94            1.00            0.30
 Average equity-to-average assets ....................         7.58            8.62            9.33            9.04            8.64
Capital ratios for Imperial Bancorp
 Tier I leverage ratio ...............................         8.12%          10.28%           9.32%           9.13%           9.17%

 Tier I capital ratio ................................         9.59           11.14            9.96            9.96           10.70
 Total capital ratio .................................        10.89           12.48           11.24           11.30           12.10
Average balances
 Total assets ........................................ $  4,983,885    $  3,653,267    $  2,785,089    $  2,326,308    $  2,224,856
 Earning assets ......................................    4,487,719       3,247,448       2,449,148       2,031,551       1,887,389
 Loans, net ..........................................    3,318,454       2,397,626       1,836,864       1,540,940       1,361,630
 Total deposits ......................................    4,351,225       3,136,189       2,412,150       2,006,737       1,903,203
 Shareholders' equity ................................      377,854         314,765         259,823         210,188         192,172
Common share and shareholder data/(1)/
 Market price, end of year ........................... $      15.40    $      30.44    $      13.47    $       8.49    $       4.17
 Book value, end of year .............................         9.12            8.31            6.96            5.65            5.10
-----------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted for stock dividends declared and paid in 1994 through 1997, 3-for-2 stock splits effected in 1996 and first quarter 1998, and an 8% stock dividend paid March 5, 1999, to shareholders of record on February 19, 1999. Earnings per share for the current year and all prior periods presented reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
--------------------------------------------------------------------------------

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

PERFORMANCE SUMMARY
Net income for the year ended December 31, 1998, decreased to $43.7 million, or $0.99 a diluted share, from $55.2 million, or $1.25 a diluted share for the year ended December 31, 1997. Although the Company experienced strong earnings growth in its core banking operations, overall financial results for 1998 were significantly impacted by the loss derived from its investment in Imperial Credit Industries, Inc. ("ICII") (NASDAQ: ICII). At December 31, 1998, the Company held 8.9 million shares of ICII common stock or approximately 24.3% of the total shares outstanding. The Company's share of ICII's net loss for the twelve months ended December 31, 1998, on an after-tax basis was $10.6 million, or $0.25 a share, compared with net income of $11.7 million, or $0.27 a diluted share, for 1997. ICII's net loss for 1998 reflects charges related to a discontinued business and write downs in the carrying value of its securities and held for sale loan portfolios attributed to volatility in the financial markets. The Company's net income for 1998 also includes an after-tax restructuring charge of $2.8 million, or $0.06 a share, due to the canceled spin-off of Imperial Financial Group ("IFG"). Net income for 1997 includes an after-tax gain of approximately $2.1 million on the sale of a merchant card transaction processing company.

Net income from continuing operations was $43.7 million, or $0.99 a diluted share for the twelve months ended December 31, 1998, compared with $54.5 million, or $1.24 a diluted share for 1997. The $629,000 of net income reported for discontinued operations in 1997 includes a $695,000 after-tax recovery, net of additional expenses incurred, related to the Company's former Precious Metals business which was discontinued in 1996.

Excluding equity in the net losses of ICII and the restructuring charges, normalized net income from continuing operations increased 38% for the year ended December 31, 1998, to $57.1 million, or $1.29 a diluted share, from $41.3 million, or $0.94 a diluted share, for the year earlier. The normalizing adjustments increased 1998 net income by $13.4 million. For purposes of this comparison, net income for 1997 excludes equity in the net income of ICII, gains on the sale of ICII stock, appreciation on donated ICII stock, the gain on the sale of a merchant card processing company, expense associated with the settlement of a consulting agreement and charitable contribution expense associated with the donation of ICII shares to a nonprofit institution. The normalizing adjustments decreased 1997 net income from continuing operations by $13.3 million. The increase in normalized net income from continuing operations for the year ended December 31, 1998, compared with the prior year reflects solid growth in the Company's core commercial banking business.

--------------------------------------------------------------------------------
                                                         FOR THE PERIOD ENDED
                                                              DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               1998         1997
-------------------------------------------------------------------------------
Income from continuing operations ...................   $ 43,748     $ 54,548
After-tax adjustments:/(1)/
 Equity in net loss (income) of ICII ................     10,550      (11,742)
 Gain on sale of ICII common stock ..................         --       (2,884)
 Appreciation of donated ICII
  common stock ......................................         --       (1,632)
 Gain on sale of merchant card company ..............         --       (2,054)
 Restructuring charges ..............................      2,828           --
 Consulting expense .................................         --        2,922
 Charitable contribution expense ....................         --        2,105
--------------------------------------------------------------------------------
NORMALIZED INCOME FROM
 CONTINUING OPERATIONS ..............................   $ 57,126     $ 41,263
--------------------------------------------------------------------------------
NORMALIZED DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS ..............................   $   1.29     $   0.94
--------------------------------------------------------------------------------
/(1)/ Adjustment increases (decreases) reported income.
--------------------------------------------------------------------------------

Earnings per share calculations for all periods presented have been adjusted for an 8% stock dividend paid on March 5, 1999, to shareholders of record as of February 19, 1999.

The Company's return on average total assets was 0.88% for the year ended December 31, 1998, compared with 1.51% for the year earlier. Based on normalized net income from continuing operations, the Company's return on average total assets increased to 1.16% for 1998 from 1.15% for 1997. Return on average shareholders' equity was 11.58% for the year ended December 31, 1998, compared with 17.53% for the year earlier. The return on average shareholders' equity based on normalized net income increased to 15.12% for 1998 from 13.11% for 1997.

The increase in normalized earnings for the year ended December 31, 1998, compared with 1997, was primarily due to growth in loans and continued growth in fee-based services. Average loan balances for 1998 increased $920.8 million, or approximately 38%, over 1997. Increases in net interest income and noninterest income for the year were partially offset by increases in salaries and benefits expense, occupancy and equipment expense, data processing expense and customer services expense.

Net interest income increased 28% to $256.8 million for the year ended December 31, 1998, from $201.3 million for the year earlier. The increase in net interest income is primarily due to growth in commercial loans. The Company's net interest margin (net interest income expressed as a percentage of average-earning assets) decreased to 5.72% for 1998 from 6.20% for 1997. The decline in net interest margin compared with the prior year can be attributed to a decrease in the yield on commercial loans and an increase in lower-yielding Federal funds sold tied to the growth in demand deposits.

Noninterest income decreased 20% to $65.7 million for the year ended December 31, 1998, from $81.6 million for 1997. The decrease in noninterest income compared with the prior year is primarily due to the reduction in earnings derived from the Company's investment in ICII. Excluding equity in the net loss of ICII, noninterest income increased 68% to $83.9 million for the year ended December 31, 1998, from $50.0 million, excluding $20.3 million equity in the net income of ICII, a $5.0 million gain on the sale of ICII stock, $2.8 million of appreciation on donated ICII stock and a $3.5 million gain on the sale of a merchant card processing company for 1997. In addition to growth in fee-based services including international fees, merchant card processing fees and service charges on deposits, gains on the exercise and sale of equity warrants made a significant contribution to noninterest income in 1998. Gains on the exercise and sale of warrants totaled $21.7 million for the year ended December 31, 1998, which includes a $16.1 million gain on the exercise and sale of warrants held in a single company, compared with $4.3 million for the prior year. The Company expects to recognize gains on the exercise and sale of equity warrants in the future, but not at the level reported for 1998.

Noninterest expense totaled $216.9 million for the year ended December 31, 1998, compared with $169.0 million for 1997. The increase in noninterest expense for 1998 compared with 1997 occurred primarily in salaries and benefits, occupancy and equipment expense, data processing expense and customer services expense. Noninterest expense for 1998 also includes $4.9 million of restructuring charges related to the canceled spin-off of IFG. The increase in salaries and benefits expense and occupancy and equipment expense is the result of growth in the Company's lending and deposit businesses, enhanced support operations and the addition of new offices. The average number of full-time equivalent staff increased 24% to 1,136 for 1998 from 917 for 1997. Benefits expense for the year ended December 31, 1998, includes $4.0 million of commissions paid to employees, related to the exercise and sale of equity warrants compared with $1.3 million for the prior year. The increase in customer services expense is directly related to growth in deposit balances generated by the Financial Services Division that services the real estate industry. These deposits remain an important source of funding for the Company.

Loan loss provisions totaled $33.4 million for the year ended December 31, 1998, compared with $22.9 million for 1997. The increase in the loan loss provision for 1998 compared with the prior year is due to loan growth and to an increase in net charge-offs. Net charge-offs for 1998, totaling $21.9 million, include $10.5 million on a single commercial loan to a healthcare company. Excluding this loan, net charge-offs for 1998 were $11.4 million, or 0.34% of total average loans, compared with net charge-offs of $7.8 million, or 0.33% of total average loans, for 1997.

Total assets at December 31, 1998, were $6.2 billion, a 31% increase from $4.7 billion at December 31, 1997. Total loans increased 24% to $3.5 billion at December 31, 1998, from $2.8 billion at December 31, 1997. Total deposits grew 33% to $5.6 billion at December 31, 1998, from $4.2 billion at December 31, 1997. Noninterest-bearing demand balances comprised 59% and 57% of total deposits at December 31, 1998 and 1997, respectively. Shareholders' equity increased 8% to $381.8 million at December 31, 1998, from $352.0 million at December 31, 1997.

Nonaccrual loans increased to $30.6 million, or 0.89% of total loans, at December 31, 1998, from $10.6 million, or 0.38% of total loans, at December 31, 1997. At December 31, 1998, the allowance for loan losses was $62.6 million, or 1.81% of total loans and 205% of nonaccrual loans, compared with $51.1 million, or 1.83% of total loans and 483% of nonaccrual loans, at December 31, 1997.

Imperial Bancorp is classified as well capitalized with leverage, Tier I and total capital ratios at December 31, 1998, of 8.12%, 9.59% and 10.89%, respectively, compared with 10.28%, 11.14%, and 12.48%, respectively, at December 31, 1997.

STOCK REPURCHASE PROGRAM
On September 24, 1998, the Company announced that the Board of Directors had authorized the Company to repurchase 1,080,000 shares of its common stock, adjusted for an 8% stock dividend paid on March 5, 1999, in addition to the existing repurchase plan announced in January 1997 under which 1,782,000 shares, as adjusted for stock dividends and splits, were authorized to be repurchased. As of December 31, 1998, the Company had repurchased 1,849,542 shares, adjusted for the 8% stock dividend, of the total 2,862,000 shares authorized for repurchase.

SPIN-OFF
In September 1998, the Company canceled plans to spin-off its wholly owned subsidiary, IFG, as a separate publicly traded company. The decision to cancel the spin-off was due to volatility in the financial markets which contributed to a significant decline in the market value of ICII common stock. The proposed transaction involved the spin-off, in a tax-free distribution to shareholders, of a portion of the Company's specialty lending and finance businesses (The Lewis Horwitz Organization, the Small Business Administration lending division ("SBA"), Imperial Trust Company and the Company's 24.3% ownership interest in
ICII) into IFG. The distribution had been set to occur on October 1, 1998. Noninterest expense for 1998 includes a $4.9 million restructuring charge recorded in the third quarter for the canceled spin-off. The restructuring charge included $2.4 million to establish an allowance for estimated expenses incurred during the restructuring process. At December 31, 1998, the balance of the restructuring allowance was $1.3 million.

INVESTMENT IN ICII STOCK
In December 1998, the Company announced plans to sell its 8.9 million shares of ICII common stock. The Company is actively pursuing opportunities to sell these shares.

STOCK DIVIDEND
On February 3, 1999, the Company announced an 8% stock dividend paid on March 5, 1999, to shareholders of record as of February 19, 1999.

ORGANIZATION
In January 1998, the Company increased its ownership interest in U S Audiotex, LLC, to 80%. U S Audiotex, located in San Ramon, California, provides payment processing services to counties and cities throughout the country. It is currently participating in a pilot program to provide credit card processing for the Internal Revenue Service. In September 1998, the Company acquired Houston, Texas-based Altair Corporation for approximately $4.4 million in cash and stock. Altair is a leading provider of software systems to bankruptcy trustees and practitioners. During the fourth quarter of 1998, the Company acquired bank charters in Arizona for $800,000 and Colorado for $1.1 million. Following acquisition of the charters, the Company merged its Imperial Bank Arizona subsidiary with Imperial Bank to form an Arizona banking office of Imperial Bank and opened a banking office in Denver, Colorado.

EARNINGS PERFORMANCE

AVERAGE BALANCES, YIELDS AND RATES PAID /(1)/
-------------------------------------------------------------------------------
                                                           1998
-------------------------------------------------------------------------------
                                                         INTEREST
                                             AVERAGE      INCOME/      AVERAGE
(DOLLARS IN THOUSANDS)                       BALANCE      EXPENSE       RATE %
-------------------------------------------------------------------------------
Earning assets:
 Loans /(2)/ ............................. $ 3,318,454    $294,623/(3)/  8.88%
 Trading instruments .....................      32,717       1,813       5.54
 Securities available for sale ...........     666,163      37,425       5.62
 Securities held to maturity .............       4,004         287       7.17
 Federal funds sold and securities
  purchased under resale agreements ......     454,651      24,170       5.32
 Loans held for sale .....................      11,730       1,141       9.73
-------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS           $ 4,487,719    $359,459       8.01%
-------------------------------------------------------------------------------
Allowance for loan losses ................     (58,124)
Cash .....................................     341,385
Other assets .............................     212,905
                                          -------------
 Total assets ............................ $ 4,983,885
                                          -------------
Interest-bearing liabilities:
 Savings ................................. $    27,247    $    691       2.54%
 Money market ............................     949,634      31,618       3.33
 Time - under $100,000  ..................     189,387      10,875       5.74
 Time - $100,000 and over ................     890,686      47,482       5.33
-------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS         $ 2,056,954    $ 90,666       4.41%
-------------------------------------------------------------------------------
 Short-term borrowings ...................      97,350       5,299       5.44
 Long-term borrowings:
   Floating rate notes and fixed rate
    debentures ...........................       3,141         232       7.39
   Capital securities ....................      73,342       6,451       8.80
-------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES      $ 2,230,787    $102,648       4.60%
-------------------------------------------------------------------------------
 Demand deposits .........................   2,294,271
 Other liabilities .......................      80,973
 Shareholders' equity ....................     377,854
                                          -------------
   Total liabilities and shareholders'
    equity ............................... $ 4,983,885
                                          -------------
 Net interest income/net interest margin..                $256,811       5.72%
                                                       ------------------------
-------------------------------------------------------------------------------

(1) The yields are not presented on a tax-equivalent basis as the effects are not material.
(2)  Average balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $23.9 million, $19.8 million, $9.7 million and $5.4 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively.


NET INTEREST INCOME: The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. For the year ended December 31, 1998, net interest income increased to $256.8 million from $201.3 million for 1997. The increase in net interest income was driven by growth in earning assets, primarily loans. Total average earning assets increased to $4.5 billion for the year ended December 31, 1998, from $3.2 billion for 1997. Average loan balances increased $920.8 million to $3.3 billion for 1998 from $2.4 billion for the year earlier. Increases in the average balance of securities available for sale and Federal funds sold also contributed to the increase in net interest income for 1998 compared with 1997.

The Company's net interest margin decreased to 5.72% for the year ended December 31, 1998, from 6.20% for 1997. The decrease in the net interest margin is largely due to a decrease in the yield on loans. The average yield on loans decreased to 8.88% for 1998 from 9.72% for 1997. The Company's loans are generally tied to an index rate, either the national prime rate or the London Interbank Offered Rate ("LIBOR"), plus a spread.

-----------------------------------------------------------------------------------------------------------------------------------
                                                    1997                            1996                           1995
-----------------------------------------------------------------------------------------------------------------------------------

                                                  INTEREST                        INTEREST                       INTEREST
                                        AVERAGE    INCOME/    AVERAGE   AVERAGE    INCOME/   AVERAGE   AVERAGE    INCOME/   AVERAGE
(DOLLARS IN THOUSANDS)                  BALANCE    EXPENSE    RATE %    BALANCE    EXPENSE    RATE %   BALANCE    EXPENSE     RATE%
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Loans /(2)/ ....................... $ 2,397,626  $233,124(3)  9.72%  $1,836,864  $173,734(3)  9.46% $1,540,940  $143,627(3)  9.32%
 Trading instruments ...............      37,604     2,473     6.58       59,767     2,971     4.97      52,759     3,516     6.66
 Securities available for sale .....     564,563    33,239     5.89      357,837    21,675     6.06     265,422    17,349     6.54
 Securities held to maturity .......       4,130       292     7.07        4,313       306     7.09       5,619       311     5.53
 Federal funds sold and securities
  purchased under resale agreements      237,186    13,145     5.54      185,659     9,970     5.37     164,359     9,707     5.91
 Loans held for sale ...............       6,339       699    11.03        4,708       500    10.62       2,452       269    10.97
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS     $ 3,247,448  $282,972     8.71%  $2,449,148  $209,156     8.54% $2,031,551  $174,779     8.60%
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses ..........     (42,108)                        (39,429)                       (39,993)
Cash ...............................     269,772                         249,341                        210,500
Other assets .......................     178,155                         126,029                        124,250
                                    --------------                   --------------                 --------------
 Total assets ...................... $ 3,653,267                      $2,785,089                     $2,326,308
                                    --------------                   --------------                 --------------
Interest-bearing liabilities:
 Savings ........................... $    20,923  $    527     2.52%  $   18,277  $    456     2.49% $   24,554  $    613     2.50%

 Money market ......................     769,225    25,259     3.28      485,295    14,802     3.05     442,702    12,614     2.85

 Time - under $100,000..............     148,676     8,473     5.70      218,064    12,467     5.72     233,726    14,682     6.28

 Time - $100,000 and over ..........     706,684    38,527     5.45      671,357    36,826     5.49     462,818    27,582     5.96
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING DEPOSITS . $ 1,645,508  $ 72,786     4.42%  $1,392,993  $ 64,551     4.63% $1,163,800  $ 55,491     4.77%
-----------------------------------------------------------------------------------------------------------------------------------

 Short-term borrowings .............      76,303     4,072     5.34       61,361     3,160     5.15      72,077     4,135     5.74

 Long-term borrowings:

   Floating rate notes and
    fixed rate debentures ..........       3,942       270     6.85        5,154       343     6.66       7,260       528     7.27

   Capital securities ..............      50,803     4,509     8.88           --        --       --          --        --       --
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING
      LIABILITIES .................. $ 1,776,556  $ 81,637     4.60%  $1,459,508  $ 68,054     4.66% $1,243,137  $ 60,154     4.84%
-----------------------------------------------------------------------------------------------------------------------------------

 Demand deposits ...................   1,490,681                       1,019,157                        842,937
 Other liabilities .................      71,265                          46,601                         30,046
                                    --------------                   --------------                 --------------
 Shareholders' equity ..............     314,765                         259,823                        210,188
                                    --------------                   --------------                 --------------
   Total liabilities and
    shareholders' equity ........... $ 3,653,267                      $2,785,089                     $2,326,308
                                    --------------                   --------------                 --------------
 Net interest income/net
    interest margin.................              $201,335     6.20%              $141,102     5.76%             $114,625     5.64%
                                                 --------------------            --------------------            ------------------
-----------------------------------------------------------------------------------------------------------------------------------


The prime rate averaged 8.36% for 1998 compared with 8.44% for 1997. Loans tied to LIBOR tend to produce a lower yield. In recent years, the Company has experienced a trend in the market that favors LIBOR-based loan products, which has contributed to an increase in LIBOR-based loans in the portfolio. The yield on commercial loans was also impacted by the increase in nonaccrual loans. To a lesser extent, the increase in short-term Federal funds sold as a percentage of total average earning assets also contributed to the decline in the net interest margin for 1998 compared with 1997. The level of Federal funds sold tends to correspond with demand deposit balances. Average demand deposits increased to $2.3 billion, or 53% of total average deposits, for 1998 from $1.5 billion, or 48% of total average deposits, for 1997. The increase is largely due to balances held by the Company's customers in the real estate services industry. The Company's overall cost of funds remained stable at 4.60% for both 1998 and 1997.

The Analysis of Changes in Net Interest Margin located on page 67 illustrates that the growth in net interest income and the net interest margin is substantially due to growth in the loan portfolio.

The Company's use of derivative financial instruments resulted in a $1.5 million increase in net interest income and a 3 basis point increase in net interest margin for 1998. In 1997, the Company's use of derivative financial instruments resulted in a $507,300 increase in net interest income and a 2 basis point increase in the net interest margin.

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the

Company's reported net interest income and noninterest expense would have been reduced by $27.2 million and $18.7 million, respectively, for the years ended December 31, 1998 and 1997. The net interest margin would have been 5.12% for 1998 and 5.63% for 1997.

NONINTEREST INCOME: Noninterest income totaled $65.7 million for the year ended December 31, 1998, compared with $81.6 million for 1997. The table below provides the major components of noninterest income for 1998 and 1997:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1998          1997
--------------------------------------------------------------------------------
Service charges on deposit accounts ..............    $  6,705       $ 5,473
Trust fees .......................................       8,608         7,840
Gain on origination and sale of loans ............       4,764         3,944
Equity in net (loss) income of Imperial
 Credit Industries, Inc. .........................     (18,205)       20,260
Other service charges and fees ...................      16,537        10,622
Merchant and credit card fees ....................       7,242         3,570
International fees ...............................      11,751         7,857
Gain on securities available for sale ............         173           987
Gain on trading instruments ......................       1,152         4,482
Gain on sale of investment in Imperial
 Credit Industries, Inc. .........................          --         4,977
Gain on exercise and sale of equity warrants .....      21,672         4,317
Gain on sale of equity investment ................          --         3,544
Appreciation of donated Imperial Credit
 Industries, Inc. common stock ...................          --         2,816
Other income .....................................       5,288           949
================================================================================
 TOTAL ...........................................    $ 65,687       $81,638
================================================================================

Excluding the $18.2 million equity in the net loss of ICII, noninterest income for the year ended December 31, 1998, increased 68% to $83.9 million for 1998 from $50.0 million, excluding $20.3 million equity in the net income of ICII, a $5.0 million gain on the sale of ICII stock, $2.8 million of appreciation on donated ICII stock and a $3.5 million gain on the sale of a merchant card transaction processing company for 1997. Noninterest income for 1998 includes gains on the sale and exercise of equity warrants totaling $21.7 million, which includes a $16.1 million gain on the exercise and sale of warrants held in a single company. Significant components also include increases in other service charges and fees ($5.9 million), international fees ($3.9 million) and merchant card processing fees ($3.7 million). The increase in other service charges and fees occurred in factoring fees ($1.9 million), commissions on the sale of nonproprietary mutual funds ($1.9 million), commitment fees ($361,000), loan servicing fees ($333,000) and loan documentation fees ($232,000). The remaining increase in other service charges and fees is spread throughout several smaller categories.

Other noninterest income categories that increased for the year ended December 31, 1998, compared with 1997 include other income, which increased $4.3 million due in part to fee income generated by US Audiotex and Altair Corporation totaling $1.7 million, service charges on deposits, which increased by $1.2 million largely due to increased volume, gains on the origination and sale of loans by the Company's SBA lending business ($820,000) and trust fees ($768,000). The increases in noninterest income for 1998 compared with 1997 were partially offset by a $3.3 million reduction in gains on the sale of trading instruments.

NONINTEREST EXPENSE: Noninterest expense increased 28% to $216.9 million for the year ended December 31, 1998, from $169.0 million for 1997. The table below provides the major components of noninterest expense for the periods indicated:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS) ........................         1998             1997
--------------------------------------------------------------------------------
Salary and employee benefits ..................     $114,599         $ 85,065
Net occupancy expense .........................       10,426            9,077
Furniture and equipment .......................        9,792            6,702
Data processing ...............................        9,969            7,525
Customer services .............................       27,212           18,663
Net real estate and other assets
 owned expense ................................         (989)             615
Restructuring charges .........................        4,880               --
Professional and legal fees ...................       10,777           11,892
Business development ..........................        5,855            5,154
Charitable donations ..........................          288            3,802
Other expense .................................       24,117           20,536
================================================================================
 TOTAL ........................................     $216,926         $169,031
================================================================================

The increase in noninterest expense for the year ended December 31, 1998, compared with 1997 occurred primarily in salaries and employee benefits, occupancy and equipment expense, data processing expense and customer services expense. In addition, noninterest expense for 1998 includes restructuring charges of $4.9 million associated with the canceled spin-off of IFG. Noninterest expense growth for the coming year is expected to moderate from the levels experienced in 1998 and 1997.

The increase in salaries and benefits expense and occupancy and equipment expense is the result of growth in the Company's lending and deposit businesses, enhanced support operations and, to a lesser extent, the addition of new offices. The average number of full-time equivalent staff increased 24% to 1,136 for 1998 from 917 for 1997. At December 31, 1998, total full-time equivalent staff was 1,229 compared with 1,012 at December 31, 1997. Operations support staff increased by approximately 120 staff at December 31, 1998, compared with year-end 1997. The staff increases were necessary to support the growth in transaction volumes, maintain high levels of customer service and to support key project initiatives such as the

Year 2000 project. See- "Year 2000." During 1998, the Company added a loan production office in Virginia, expanded operations at its San Fernando Valley office to a full-service regional office, formed an equipment leasing division and purchased Houston, Texas-based Altair Corporation. The Company also opened a banking office in Denver, Colorado, in November 1998. Benefits expense for the year ended December 31, 1998, includes $4.0 million of commissions paid to employees, related to the exercise and sale of equity warrants compared with $1.3 million for the prior year.

The $2.4 million increase in data processing expense for the year ended December 31, 1998, compared with 1997 can be attributed to the following: increased bankcard processing expense due to higher volumes ($810,000), increased software-related expense due to purchase of new software, upgrades of existing software and maintenance ($637,000), increases in data processing equipment expense to support the Company's growth and upgrades of equipment related to the Year 2000 project ($541,000) and increased processing expense associated with the Company's main data processing system ($467,000).

Customer services expense includes accounting, courier and other deposit-related service costs that the Company pays on behalf of its depositors in the real estate services industry. Customer services expense is a function of the volume of these deposits and interest rates. Customer services expense increased to $27.2 million for the year ended December 31, 1998, from $18.7 million for 1997. The average balance of these demand deposits increased to $1.4 billion for the year ended December 31, 1998, from $767.1 million for 1997.

Other noninterest expense increased $3.6 million for the year ended December 31, 1998, compared with 1997. Noninterest expense includes $1.1 million related to the Company's investment in qualified low income housing tax credits. The Company's gross investment in these tax credits increased to $8.5 million at December 31, 1998, from $2.6 million at December 31, 1997. Other noninterest expense for 1998 reflects increases in a number of categories related to the Company's growth including: travel ($985,000), supplies ($893,000), telecommunications ($822,000), personnel recruiting expense ($639,000), broker fees ($633,000), postage and courier ($626,000) and dues ($351,000). The remaining increases occurred in a number of smaller categories. The increases in noninterest expense were partially offset by a reduction in lawsuit settlement expense ($1.2 million) and expenses associated with the initial formation of IFG that were incurred in 1997 ($1.2 million).

INCOME TAXES

The Company recorded income taxes of $28.4 million for the year ended December 31, 1998, representing an effective tax rate of approximately 39.4%. For 1997, the Company's income taxes and effective tax rate were $36.5 million and 40.1%, respectively. At December 31, 1998, the Company reported a net deferred tax asset of $21.8 million, compared with a net deferred tax asset of $355,000 at December 31, 1997. The increase in the net deferred tax asset in 1998 compared with the year earlier is largely due to increases in the deferred tax benefits associated with the loan loss provision and deferred compensation accounts totaling $10.2 million and to an $8.3 million decrease in the deferred tax liability associated with the Company's investment in ICII.

The Company's net deferred tax asset is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 1999.

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

The Company's liquid assets consist of cash, Federal funds sold, securities purchased under resale agreements and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to liabilities) of 20% and to limit gross loans to no more than 80% of deposits. The Company's liquidity ratio and loan-to-deposit ratio were 38% and 62%, respectively, at December 31, 1998.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long-standing relationship with the real estate services industry which has provided a relatively stable and low cost funding base. Total demand deposits averaged $2.3 billion for the year ended December 31, 1998, compared with $1.5 billion for 1997. The Company's average demand deposits and average shareholders' equity funded 54% and 49% of average total assets for the years ended December 31, 1998 and 1997, respectively.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During 1998, the Company experienced a net cash outflow from its investing activities of $1.4 billion. The net outflow from investing activities can be attributed to a net $648.9 million increase in the Company's loan portfolio and a $681.0 million increase in Federal funds sold. The net outflow from investing activities was offset by $1.4 billion provided by the Company's financing activities due to an increase in deposits.

Imperial Bancorp's ("the Parent Company") liquidity is managed through the purchase and sale of securities available for sale. This activity is directly correlated to the sale of commercial paper. The Parent Company's only source of funds for its annual sinking fund obligations on the Floating Rate Notes and Debentures, interest payments on its Junior Subordinated Debentures (see - "Capital Securities") and other operating expenses is preferred and common stock dividends received from Imperial Bank. The dividends provide the Parent Company with adequate funds to meet its obligations. At December 31, 1998, the Bank had $132.4 million available to distribute to the Parent Company in the form of dividends.

INTEREST RATE SENSITIVITY MANAGEMENT: The primary objective of the asset liability management process is to manage the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. In order to manage its interest rate sensitivity, the Company has adopted policies which attempt to limit the change in pretax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies that conform with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pretax net interest income and net interest margin.

Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on- and off-balance sheet position, on any particular segment of the balance sheet, and overall profitability.

The following table sets forth the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates. The gap is considered to be positive when interest-earning assets exceed interest-bearing liabilities and negative when interest-bearing liabilities exceed interest-earning assets.

------------------------------------------------------------------------------------------------------------------------------------
                                                             Greater     Greater     Greater     Greater       Non-
                                                    0-3     than 3-6   than 6-12    than 1-5      than 5     Interest-
At December 31, 1998 (Dollars in thousands)      Months       Months      Months       Years       Years       Bearing        Total
------------------------------------------------------------------------------------------------------------------------------------
Earning assets:
 Trading instruments(1) ...................  $    52,971  $       --  $       --  $       --  $       --   $        --   $   52,971
 Securities available for sale ............      675,927         584         252                  18,051            --      694,814
 Securities held to maturity ..............           --         932       2,966          --          --            --        3,898
 Federal funds sold and securities
  purchased under resale agreements .......    1,446,000          --          --          --          --            --    1,446,000
 Loans held for sale(1) ...................       18,287          --          --          --          --            --       18,287
 Loans:(2)
   Commercial loans .......................    2,861,639      10,267      12,032      71,957      29,384        29,853    3,015,132
   Real estate loans ......................      328,871          --       7,794      55,814       8,458           692      401,629
   Consumer loans .........................       34,893           6          18         367          --            70       35,354
------------------------------------------------------------------------------------------------------------------------------------
 Total loans ..............................  $ 3,225,403  $   10,273  $   19,844  $  128,138  $   37,842   $    30,615   $3,452,115
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for loan losses ................           --          --          --          --          --       (62,649)     (62,649)

 Non-earning assets .......................           --          --          --          --          --       583,744      583,744
------------------------------------------------------------------------------------------------------------------------------------
 Total assets .............................  $ 5,418,588  $   11,789  $   20,096  $  131,104  $   55,893   $   551,710   $6,189,180
------------------------------------------------------------------------------------------------------------------------------------
Sources of funds:
 Deposits:
   Demand .................................           --          --          --          --          --     3,298,070    3,298,070
   Savings ................................       25,135          --          --          --          --            --       25,135
   Money market ...........................    1,086,959          --          --          --          --            --    1,086,959
   Time - under $100,000 ..................      111,295      37,049      20,035       2,845          --            --      171,224
   Time - $100,000 and over ...............      784,316     166,094      37,180         669          --            --      988,259
------------------------------------------------------------------------------------------------------------------------------------
 Total deposits ...........................  $ 2,007,705  $  203,143  $   57,215  $    3,514  $       --   $ 3,298,070   $5,569,647
------------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings ....................       60,601          --          --          --          --            --       60,601
 Long-term borrowings:
   Floating rate notes and fixed
     rate debentures.......................        1,106          --         999          --          --            --        2,105
   Other borrowed funds ...................           --          --          --          --         290            --          290
   Capital securities .....................           --          --          --          --      73,372            --       73,372
 Noninterest-bearing liabilities ..........           --          --          --          --          --       101,343      101,343
 Equity ...................................           --          --          --          --          --       381,822      381,822
------------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and equity .............  $ 2,069,412  $  203,143  $   58,214  $    3,514  $   73,662   $ 3,781,235   $6,189,180
------------------------------------------------------------------------------------------------------------------------------------
 Gap before derivative instruments ........    3,349,176    (191,354)    (38,118)    127,590     (17,769)   (3,229,525)          --
 Interest rate swaps - capital securities .       75,000          --          --          --     (75,000)           --           --
 Interest rate swaps - loans and deposits .        9,000      (5,000)         --          --      (4,000)           --           --
 Gap adjusted for derivative instruments ..  $ 3,433,176  $ (196,354) $  (38,118) $  127,590  $  (96,769)  $(3,229,525)  $       --
------------------------------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap ......  $ 3,433,176  $3,236,822  $3,198,704  $3,326,294  $3,229,525   $        --   $       --
------------------------------------------------------------------------------------------------------------------------------------

(1)  Trading instruments and loans held for sale are sold within 90 days.
(2)  The noninterest-bearing column consists of nonaccrual loans.
================================================================================

At December 31, 1998, the Company maintained a positive one-year gap of approximately $3.2 billion. This positive cumulative gap position indicates that the Company is asset sensitive. A positive gap tends to result in increased net interest income during a period of rising interest rates, but also exposes the Company to decreased interest income during a period of falling interest rates. The Company had a positive cumulative one-year gap of $2.2 billion at December 31, 1997. The increase in the positive cumulative one-year gap for 1998 compared with 1997 is primarily due to the growth in variable-rate commercial loans. In addition, growth in period-end demand deposits led to increased short-term investments in Federal funds sold.

The Company's net interest margin is sensitive to sudden changes in interest rates. In addition, the majority of the Company's interest-earning assets, primarily its loans, are tied to the prime rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR. The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's prime-based assets and LIBOR-correlated liabilities.

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate caps and floors with strike prices that generally adjust quarterly and range from 100-250 basis points below or above (depending on the instrument) current market rates at the time the caps and floors were purchased.

INTEREST RATE CAPS AND FLOORS: In March 1998, the Company purchased an over-the-counter interest rate cap with a notional value of $1.0 billion. The cap provides protection in the event the three-month LIBOR rate increases above the 8.33% strike price. The unrealized gain on the cap was approximately $454,000 at December 31, 1998. The unamortized premium on the cap was $353,000 at year end. The cap expires in March 2001. In addition, at December 31, 1998, the Company owned interest rate caps and collars with a notional value totaling $25.6 million that hedge specific lending transactions. The unrealized loss on these contracts approximated $31,000 at December 31, 1998. The strike prices on the caps and collars are tied to prime or LIBOR consistent with the pricing on the underlying lending transaction. These caps and collars expire as follows:
$9.0 million in the first quarter of 1999, $6.0 million in the second quarter of 1999, $4.0 million in the fourth quarter of 1999 and $6.6 million in the first quarter of 2000.

At December 31, 1998, the Company owned exchange traded floors totaling $4.75 billion that expire at the rate of $1.25-$1.75 billion per quarter through the third quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of 4.0%. The unrealized gain on the floors approximated $344,000 at December 31, 1998. The unamortized premium relating to the floors was $1.8 million at year end.

Exchange traded floors owned at December 31, 1997, expired at the rate of $1.0 billion per quarter in the first, second and third quarters of 1998. In June 1998, the Company purchased exchange traded floors with a notional value of $1.5 billion. The floors had a strike price of 4.75% and expire in June 1999. In July 1998, the Company purchased exchange traded floors with a notional value of $250.0 million. The floors had a strike price of 4.75% and expire in June 1999. In August 1998, the Company purchased exchange traded floors with a notional value of $500.0 million. The floors had a strike price of 4.75% and expire in September 1999. In October 1998, following a decline in the LIBOR rate, the Company sold the exchange traded floor contracts with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75% to 4.00%. The Company concurrently purchased exchange traded floor contracts with a notional amount totaling $4.75 billion. The gain on the sale of the floors is being amortized over the term of the original floors and will be fully amortized by the end of the third quarter 1999. The balance of the deferred gain at December 31, 1998, was $3.3 million.

INTEREST RATE SWAPS: In June 1998, the Company entered into two fixed-for-floating interest rate swaps with a total notional value of $5.0 million. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 5.95%. The swaps mature in June 1999. Concurrently, the Company entered into interest rate swaps with its subsidiary, Crown American Bank. The notional amount, maturity and payment due dates on the swaps coincide with the original swaps, however, the payment terms require the Company to pay a fixed rate of 5.95% and receive three-month LIBOR. The purpose of the swaps is to convert to a floating rate a similar amount of one-year fixed rate time certificates of deposit acquired on behalf of Crown American Bank as part of a $35.0 million time deposit acquisition program. The unrealized gain on the swaps approximated $11,000 at December 31, 1998.

In July 1998, the Company entered into an interest rate swap with a notional value of $4.0 million. The swap requires the Company to pay a fixed rate of 5.95% and receive three-month LIBOR. The swap matures in July 2004. The purpose of the swap is to convert a fixed rate loan to a commercial borrower to a floating rate. The unrealized loss on the swap approximated $151,000 at December 31, 1998.

The following table summarizes the Company's derivative instruments at December 31, 1998 and 1997:

-----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1998                   NOTIONAL  WEIGHTED
(DOLLARS IN THOUSANDS)                  AMOUNT  AVERAGE RATE                   TERMS AND MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars
 purchased
 Over the counter................... $1,000,000    n/a           Expires March 2001.
 Over the counter...................    $25,593    n/a           Expires $9.0 million first quarter 1999, $6.0 million second quarter 1999, $4.0 million fourth quarter 1999 and $6.6 million first quarter 2000. Contracts hedge specific lending transactions.
Interest rate floors purchased
 Exchange traded.................... $4,750,000    n/a           $1.25 billion expires first quarter 1999, $1.75 billion expires second and third quarter 1999.
Interest rate swaps
Loans:
 Pay-fixed rate..................... $    4,000    5.95%         Matures third quarter 2004.
 Receive-3 month LIBOR.............. $    4,000    5.31%
Deposits:
 Pay-3 month LIBOR plus 32 basis
  points............................ $    5,000    5.43%         Matures second quarter 1999.
 Receive-fixed rate................. $    5,000    5.95%
Capital securities:
 Pay-3 month LIBOR.................. $   75,000    5.73%         Matures second quarter 2007.
 Receive-fixed rate................. $   75,000    7.18%
-----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1997                   NOTIONAL  WEIGHTED
(DOLLARS IN THOUSANDS)                  AMOUNT  AVERAGE RATE                   TERMS AND MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate floors purchased
 Exchange traded.................... $5,250,000    n/a           $1.0 billion expiring per quarter in first, second, third and fourth quarter 1998 $1.25 billion expiring first quarter 1999.
Interest rate swaps
Time deposits:
 Pay-3 month LIBOR less 10 basis
  points............................ $   27,000    5.63%         Matures first quarter 2007, callable by the Company first quarter
                                                                 1998 and semi-annually thereafter.
 Receive-fixed rate ................ $   27,000    7.15%
Capital securities:
 Pay-3 month LIBOR ................. $   75,000    5.75%         Matures second quarter 2007.
 Receive-fixed rate ................ $   75,000    7.18%
-----------------------------------------------------------------------------------------------------------------------------------

In the first quarter of 1997, the Company sold $27.0 million of ten-year certificates of deposit with a fixed rate of 7.15%. These long-term certificates of deposit were callable by the Company after one year and semi-annually after that. In order to minimize the interest rate risk of paying out a fixed rate for ten years, the Company executed an interest rate swap transaction with a notional value of $27.0 million in the first quarter of 1997. The swap was callable at the option of the counterparty after one year and semi-annually thereafter. The interest rate swap required the Company to pay a rate of three-month LIBOR less 10 basis points, quarterly for ten years. Simultaneously, the Company received quarterly interest payments at a fixed rate of 7.15% for ten years. On July 28, 1998, the swap was called by the counterparty and the Company paid off the certificates of deposit.

In April 1997, the Company issued $75.0 million of 9.98% capital securities (the "Capital Securities") and entered into three fixed-for-floating interest rate swaps with a total notional value of $75.0 million in order to convert the Capital Securities to a floating rate. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 7.18% on $25.0 million, 7.186% on $25.0 million and 7.187% on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the Capital Securities. The unrealized gain on the swaps approximated $9.1 million at December 31, 1998.

The impact of the Company's derivative financial instruments was a $1.5 million and $507,300 increase in net interest income, and a 3 basis point and 2 basis point increase in net interest margin for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1996, the Company's derivative financial instruments resulted in a $700,000 increase in net interest income and a 3 basis point increase in net interest margin.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and estimated fair values for the instruments at December 31, 1998. Market risk sensitive instruments are generally defined as on- and off-balance sheet financial instruments.

-------------------------------------------------------------------------------------------------------------------
                                                         EXPECTED MATURITY DATE AT DECEMBER 31, 1998/(1)/
(DOLLARS IN THOUSANDS)                               1999          2000          2001          2002          2003
-------------------------------------------------------------------------------------------------------------------
Financial assets:
Trading account assets .....................   $   52,971    $       --    $       --    $       --    $       --
 Average interest rate .....................         5.54%           --            --            --            --
Investment securities ......................      144,332            --            --            50            --
 Average interest rate .....................         5.22%           --            --          7.99%           --
Federal funds sold .........................    1,446,000            --            --            --            --
 Average interest rate .....................         5.32%           --            --            --            --
Loans held for sale ........................       18,287            --            --            --            --
 Average interest rate .....................        10.48%           --            --            --            --
Loans
 Commercial ................................    1,525,831       301,380       221,031       343,357       357,582
   Average interest rate ...................         8.15%         8.13%         8.34%         8.25%         7.84%
 Real estate term ..........................       40,825        40,907         8,324        24,779        19,142
   Average interest rate ...................         9.58%         8.80%         8.93%         9.48%         8.31%
 Real estate construction ..................      208,669        50,094            --            --            --
   Average interest rate ...................         9.03%         8.81%           --            --            --
 Consumer ..................................       12,533        11,300        11,336           105            80
   Average interest rate ...................         7.87%         8.15%         8.14%         8.66%         7.86%
-------------------------------------------------------------------------------------------------------------------
   TOTAL FINANCIAL ASSETS                      $3,449,448    $  403,681    $  240,691    $  368,291    $  376,804
-------------------------------------------------------------------------------------------------------------------
Financial liabilities:
Deposits:
 Rate sensitive demand .....................   $  457,510    $  366,008    $  292,806    $  234,245    $  187,396
 Savings and money market ..................      166,814       155,694       144,572       133,451       122,330
   Average interest rate ...................         3.31%         3.31%         3.31%         3.31%         3.31%
 Time certificates of deposit -
  under $100,000  ..........................      168,379         2,845            --            --            --
   Average interest rate ...................         5.74%         5.16%           --            --            --
 Time certificates of deposit -
  over $100,000  ...........................      987,590           669            --            --            --
   Average interest rate ...................         5.33%         5.35%           --            --            --
 Short-term borrowings .....................       60,601            --            --            --            --
   Average interest rate ...................         5.48%           --            --            --            --
 Long-term borrowings ......................        2,105            --            --            --            --
   Average interest rate ...................         7.07%                         --            --            --
-------------------------------------------------------------------------------------------------------------------
   TOTAL FINANCIAL LIABILITIES                 $1,842,999    $  525,216    $  437,378    $  367,696    $  309,726
-------------------------------------------------------------------------------------------------------------------
Off-balance sheet financial instruments:
Interest rate swaps ........................   $    5,000    $       --    $       --    $       --    $       --
Interest rate caps and collars purchased ...       18,993         6,600     1,000,000            --            --
Interest rate floors purchased .............    4,750,000            --            --            --            --
Spot and forwards to purchase
 foreign currency ..........................       71,259            --            --            --            --
Spot and forwards to sell
 foreign currency ..........................       71,005            --            --            --            --

-----------------------------------------------------------------------------------------
                                                                                ESTIMATED
                                                                                FAIR
(DOLLARS IN THOUSANDS)                         THEREAFTER       TOTAL           VALUE
-----------------------------------------------------------------------------------------
Financial assets:
Trading account assets .....................   $        --    $    52,971    $    52,971
 Average interest rate .....................            --
Investment securities ......................       554,330        698,712        698,712
 Average interest rate .....................         5.66%
Federal funds sold .........................            --      1,446,000      1,446,000
 Average interest rate .....................            --
Loans held for sale ........................            --         18,287         19,416
 Average interest rate .....................            --
Loans
 Commercial ................................       265,951      3,015,132      2,999,639
   Average interest rate ...................         7.78%
 Real estate term ..........................         8,889        142,866        142,458
   Average interest rate ...................         8.05%
 Real estate construction ..................            --        258,763        262,138
   Average interest rate ...................            --
 Consumer ..................................            --         35,354         35,235
   Average interest rate ...................            --
-----------------------------------------------------------------------------------------
   TOTAL FINANCIAL ASSETS                      $   829,170    $ 5,668,085    $ 5,656,569
-----------------------------------------------------------------------------------------
Financial liabilities:
Deposits:
 Rate sensitive demand .....................   $   749,585    $ 2,287,550    $ 2,287,550
 Savings and money market ..................       389,233      1,112,094      1,112,094
   Average interest rate ...................         3.31%
 Time certificates of deposit -
  under $100,000 ...........................            --        171,224        171,379
   Average interest rate ...................            --
 Time certificates of deposit -
  over $100,000  ...........................            --        988,259        988,059
   Average interest rate ...................            --
 Short-term borrowings .....................            --         60,601         60,601
   Average interest rate ...................            --
 Long-term borrowings ......................        73,662         75,767         79,688
   Average interest rate ...................            --
-----------------------------------------------------------------------------------------
   TOTAL FINANCIAL LIABILITIES                 $ 1,212,480    $ 4,695,495    $ 4,699,371
-----------------------------------------------------------------------------------------
Off-balance sheet financial instruments:
Interest rate swaps ........................   $    79,000             --    $     8,916
Interest rate caps and collars purchased ...            --           (353)           423
Interest rate floors purchased .............            --         (1,813)           344
Spot and forwards to purchase
 foreign currency ..........................            --          1,661          1,661
Spot and forwards to sell
 foreign currency ..........................            --         (2,359)        (2,359)
-----------------------------------------------------------------------------------------

(1) Expected maturities are generally based upon contractual maturities adjusted for anticipated prepayments of principal, and for commercial loans, anticipated renewals. For deposit liabilities, in accordance with standard industry practice, run-off factors ranging from 11%-20% per year have been applied depending upon deposit type. The Company categorizes its real estate services demand deposits as rate sensitive because the level of real estate activity and the associated demand balances tend to fluctuate inversely with the level of market interest rates. The actual maturities of the Company's financial instruments could vary substantially depending on future changes in interest rates and economic conditions in its market areas. Total for off-balance sheet financial instruments represents carrying amount. Expected maturity represents notional amount.

================================================================================

BALANCE SHEET ANALYSIS

CASH AND DUE FROM BANKS: Cash and due from banks consists of cash on hand, deposits with correspondent banks and deposits with the Federal Reserve Bank which include required reserves. The Company maintains balances with correspondent banks to cover daily inclearings and other activity. Deposits with the Federal Reserve totaled $68.9 million at December 31, 1998. For 1998 and 1997, cash and due from banks comprised approximately 7% of the Company's average total assets.

SECURITIES: Trading instruments increased to $53.0 million at December 31, 1998, from $35.8 million at December 31, 1997. SBA loan certificates and mutual funds held by the Company's broker/dealer comprise the majority of the Company's trading instruments at December 31, 1998. The balance of SBA loan certificates increased to $45.3 million at December 31, 1998, from $26.8 million at December 31, 1997.

In addition to trading instruments, the Company's investment securities portfolio consists primarily of SBA securities, U.S. Treasury securities, U.S. Government agency securities, and mutual funds invested in short-term government securities. The Company currently classifies its entire investment portfolio as available for sale, with the exception of a $3.9 million investment in Industrial Revenue Bonds, in order to maintain flexibility in managing the portfolio and in meeting its liquidity needs. Investment securities are reported in the Company's Consolidated Balance Sheet at their estimated fair value. There was a net unrealized loss on securities available for sale of $889,000 at December 31, 1998, compared with a net unrealized gain of $2.9 million at December 31, 1997.

The following table provides a summary of the Company's investment portfolio by type of security for the periods indicated:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)            1998        1997        1996
--------------------------------------------------------------------------------
Securities held to maturity:
 Industrial development bonds .............   $  3,898    $  4,026    $  4,193
--------------------------------------------------------------------------------
   TOTAL ..................................   $  3,898    $  4,026    $  4,193
--------------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury and federal agencies .......   $563,355    $615,207    $387,667
 Mutual funds invested in short-term
  government securities ...................    112,579      37,532      31,095
 Other securities .........................     18,880      16,527       7,574
--------------------------------------------------------------------------------
   TOTAL ..................................   $694,814    $669,266    $426,336
================================================================================

The balance of available for sale investment securities increased to $694.8 million at December 31, 1998, from $669.3 million at December 31, 1997. The average balance of investment securities increased by $101.6 million to $666.2 million at December 31, 1998, from $564.6 million for 1997. The Company also utilizes Federal funds sold and securities purchased under resale agreements for short-term investments of excess liquidity. The balance of Federal funds sold and securities purchased under resale agreements increased to $1.4 billion at December 31, 1998, from $765.0 million at December 31, 1997. The average balance of these investments increased approximately $217.5 million for 1998 compared with the prior year. The increases in the year-end and average balances of investment securities and Federal funds sold is a function of the growth in demand deposits during 1998.

LOANS HELD FOR SALE: Loans held for sale totaled $18.3 million and $3.8 million at December 31, 1998 and 1997, respectively. SBA loans originated by the Company comprise the balance of loans held for sale. The Company sells the guaranteed portion of these loans in the secondary market while retaining the unguaranteed portion for its own portfolio as well as the servicing rights.

LOANS: The Company offers a broad range of products designed to meet the credit needs of its borrowers in targeted industries. The Company's primary lending activities include: commercial loans, asset-based loans, loans to emerging growth companies, accounts receivable factoring, SBA loans, and medium-term real estate loans secured by commercial properties and loan participations and syndications. The Company also offers construction financing to developers of moderately priced housing.

The following table provides a summary of loans by type at the end of each of the past five years, net of unearned discounts and deferred loan fees:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN MILLIONS)   1998     1997     1996     1995     1994
--------------------------------------------------------------------------------
Commercial loans .................... $3,015   $2,350   $1,595   $1,238   $  920
Loans secured by real estate:
 Real estate term loans .............    143      233      362      389      337
 Interim construction loans .........    259      175       86       65      117
Consumer loans ......................     35       31       20        7        1
--------------------------------------------------------------------------------
   TOTAL LOANS ...................... $3,452   $2,789   $2,063   $1,699   $1,375
================================================================================

The loan portfolio totaled $3.5 billion at December 31, 1998, an increase of $663.0 million from year-end 1997. Commercial loan balances increased by $665.0 million, or 28%, for 1998 compared with 1997. The Company experienced strong loan demand in its core California markets during 1998. In addition, loan balances at out-of-state offices grew to $234.1 million at December 31, 1998, from $131.8 million at December 31, 1997. Management anticipates overall loan growth in the 15-20% range for 1999.

Commercial loans comprised 87% of the total loan portfolio at December 31, 1998, up from 84% of the total portfolio at December 31, 1997. As illustrated in the following table, the Company's commercial loan portfolio is broadly diversified among many industries including entertainment, high technology, manufacturing, healthcare, real estate services and retail trade with no significant concentrations. The Company experienced loan growth across most industry sectors with substantial growth in loans to manufacturing, entertainment, high technology, healthcare, title and escrow and retail trade businesses.

The following table sets forth the distribution of average commercial loans by industry type:

--------------------------------------------------------------------------------
                                            1998                   1997
                                     AVERAGE  PERCENT OF   AVERAGE    PERCENT OF
(DOLLARS IN THOUSANDS)               BALANCE  PORTFOLIO    BALANCE    PORTFOLIO
--------------------------------------------------------------------------------
Industry type:
 Manufacturing ................   $  507,298    17.62%   $  293,410    15.23%
 Entertainment ................      359,804    12.50       234,479    12.17
 Title/escrow .................      357,799    12.43       122,072     6.34
 High technology ..............      276,707     9.61       164,175     8.52
 Healthcare ...................      203,834     7.08       136,283     7.07
 Wholesale trade ..............      196,582     6.83       168,362     8.74
 Retail trade .................      161,415     5.61       101,927     5.29
 Professional services ........      149,541     5.19       102,361     5.31
 Real estate services .........      137,730     4.78       122,734     6.37
 Consumers ....................      129,636     4.50        62,390     3.24
 Gaming .......................       87,489     3.04        77,355     4.02
 Distribution .................       73,984     2.57        60,167     3.12
 Apparel and textile ..........       53,931     1.87        58,481     3.04
 Other ........................      182,852     6.37       222,345    11.54
--------------------------------------------------------------------------------
   TOTAL ......................   $2,878,602   100.00%   $1,926,541   100.00%
================================================================================

Total real estate loans decreased slightly to $402.0 million at December 31, 1998, from $408.0 million at December 31, 1997. A $90.0 million decrease in the Company's term real estate loans, due to payoffs, was largely offset by an $84.0 million increase in construction loans. Growth in the Company's construction loan portfolio occurred primarily in the affordable housing segment of the market. The Company is managing the existing term real estate portfolio but does not anticipate significant new originations in this area. The Company's real estate loans, both term and construction, are secured by first deeds of trust and are distributed among a variety of project types including multi-family residential and retail facilities. While real estate lending activities are collateralized by real property, these transactions are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. At December 31, 1998, 96% of the Company's real estate loans were geographically concentrated in California and 4% were to borrowers outside of California.

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

Nonaccrual loans increased $20.0 million to $30.6 million at December 31, 1998, from $10.6 million at year-end 1997. The increase in nonaccrual loans from year-end 1997 reflects additions totaling $69.9 million, offset in part by charge-offs of nonaccrual loans totaling $13.0 million, payments collected on nonaccrual loans totaling $12.5 million, a sale of $11.1 million of nonaccrual entertainment loans, a transfer of $1.8 million of nonaccrual loans to OREO and $11.5 million of nonaccrual loans that were returned to performing status. The Company financed the sale of the nonaccrual entertainment loans to a new borrower. No gain or loss was recognized on the sale. Interest forgone on nonaccrual loans approximated $1.4 million for 1998 and $1.3 million for 1997.

At December 31, 1998, there were $364,000 of government-guaranteed SBA loans that were past due 90 days or more and still accruing interest. The Company expects to collect all amounts due on these loans.

Restructured loans, loans outstanding that have had their original terms modified, totaled $9.8 million at December 31, 1998, a $14.2 million reduction from $24.0 million at December 31, 1997. Additions to restructured loans as of December 31, 1998, totaling $5.7 million were offset by decreases due to the payoff of a $14.3 million loan on a shopping center, the removal of two loans totaling $4.6 million from restructured status, and to the receipt of payments on restructured loans totaling approximately $1.0 million.

Real estate and other assets owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate or other collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the OREO after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and gains and losses on disposal, are reported as noninterest expense. OREO equaled $2.3 million at December 31, 1998, and $3.3 million, net of a $1.1 million valuation allowance, at December 31, 1997. Seven real estate properties totaling $1.9 million were added to OREO during 1998. The Company sold eight OREO properties during 1998. The book value of the OREO sold was $2.5 million. Payments totaling $395,000 were received on OREO property during 1998. The Company is actively marketing the remaining properties.

Detailed information regarding nonaccrual loans, restructured loans and real estate and other assets owned is presented in the table below for the periods indicated:

---------------------------------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)            1998        1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial loans ..........................  $ 29,853    $  8,675     $  9,382     $ 11,714     $ 10,884
 Real estate loans .........................       692       1,903       10,760       17,212        7,272
 Consumer loans ............................        70          --          248           --           --
---------------------------------------------------------------------------------------------------------
   TOTAL NONACCRUAL LOANS ..................  $ 30,615    $ 10,578     $ 20,390     $ 28,926     $ 18,156
---------------------------------------------------------------------------------------------------------
Allowance for loan losses as a
  percent of total nonaccrual loans ........     204.6%      483.5%       176.8%       129.3%       220.7%
Total nonaccrual loans as a percent
  of total loans outstanding ...............      0.89        0.38         0.99         1.70         1.32
---------------------------------------------------------------------------------------------------------
Restructured loans .........................  $  9,770    $ 23,970     $ 28,681     $ 33,608     $  5,948
---------------------------------------------------------------------------------------------------------
Real estate and other assets owned:
 Real estate and other assets owned, gross .  $  2,309    $  4,373     $  2,895     $ 15,015     $ 35,446
 Less valuation allowance ..................        --      (1,089)        (769)      (4,686)      (6,475)
---------------------------------------------------------------------------------------------------------
   REAL ESTATE AND OTHER ASSETS OWNED, NET .  $  2,309    $  3,284     $  2,126     $ 10,329     $ 28,971
---------------------------------------------------------------------------------------------------------
   TOTAL ...................................  $ 42,694    $ 37,832     $ 51,197     $ 72,863     $ 53,075
=========================================================================================================

The following tables provide information on impaired loans for the periods indicated:

--------------------------------------------------------------------------------
                                               NET
                                          CARRYING      SPECIFIC          NET
(DOLLARS IN THOUSANDS)                       VALUE     ALLOWANCE      BALANCE
--------------------------------------------------------------------------------
December 31, 1998
 Loans with specific
  allowances ...........................  $ 56,746     $(12,775)     $ 43,971
 Loans without specific
  allowances ...........................     4,847           --         4,847
--------------------------------------------------------------------------------
 TOTAL .................................  $ 61,593     $(12,775)     $ 48,818
--------------------------------------------------------------------------------
December 31, 1997
 Loans with specific
  allowances ...........................  $ 85,612     $(11,881)     $ 73,731
 Loans without specific
  allowances ...........................     7,374           --         7,374
--------------------------------------------------------------------------------
 TOTAL .................................  $ 92,986     $(11,881)     $ 81,105
================================================================================

Impaired loans were classified as follows:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                   1998          1997
--------------------------------------------------------------------------------
Current ........................................      $27,414       $79,109
Past due .......................................        3,564         3,299
Nonaccrual .....................................       30,615        10,578
--------------------------------------------------------------------------------
 TOTAL .........................................      $61,593       $92,986
================================================================================

At December 31, 1998 and 1997, the Company had classified $61.6 million and $93.0 million, respectively, of its loans as impaired with specific allowances of $12.8 million and $11.9 million, respectively. At December 31, 1998, 15% of the impaired loans were secured by real estate compared with 83% at December 31, 1997. Impaired loans secured by real estate decreased to $9.5 million at December 31, 1998, from $78.4 million at December 31, 1997, primarily due to payoffs received. The Company's average recorded investment in impaired loans for the years ended December 31, 1998 and 1997, was $78.6 million and $101.3 million, respectively. During 1998 and 1997, total interest recognized on impaired loans, on a cash basis, was $5.8 million and $8.5 million, respectively.

ALLOWANCE AND PROVISION FOR LOAN LOSSES: A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. Management performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions (especially in California), loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. Management believes that the allowance for loan losses was adequate at December 31, 1998. Future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At December 31, 1998, the allowance for loan losses was $62.6 million, or 1.81% of total loans, compared with $51.1 million, or 1.83% of total loans, at December 31, 1997. The following table summarizes activity in the allowance for loan losses for the periods indicated:

--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                               1998            1997            1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
 Balance, beginning of year ...............   $    51,143     $    36,051     $    37,402     $    40,072     $    42,800
Loans charged off:
 Commercial ...............................       (21,487)         (8,938)         (7,265)        (13,432)         (9,120)
 Real estate ..............................        (2,248)         (1,423)         (3,734)         (7,470)         (8,506)
 Consumer .................................           (58)             (4)            (26)            (60)           (108)
--------------------------------------------------------------------------------------------------------------------------
   Total loans charged off ................   $   (23,793)    $   (10,365)    $   (11,025)    $   (20,962)    $   (17,734)
--------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
 Commercial ...............................         1,761           1,056           2,745           1,690           2,729
 Real estate ..............................           154           1,493              12             445              47
 Consumer .................................             9              19              21              35              56
--------------------------------------------------------------------------------------------------------------------------
   Total loan recoveries ..................   $     1,924     $     2,568     $     2,778     $     2,170     $     2,832
--------------------------------------------------------------------------------------------------------------------------
 Net loans charged off ....................       (21,869)         (7,797)         (8,247)        (18,792)        (14,902)
 Provision for loan losses ................        33,375          22,892           6,881          16,122          12,174
 Provision for loan losses of
  discontinued operation ..................            --              (3)             15              --              --
--------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR ......................   $    62,649     $    51,143     $    36,051     $    37,402     $    40,072
--------------------------------------------------------------------------------------------------------------------------
Loans outstanding at end of year ..........   $ 3,452,115     $ 2,788,608     $ 2,063,048     $ 1,699,347     $ 1,375,146
--------------------------------------------------------------------------------------------------------------------------
Average amount of loans outstanding .......   $ 3,318,454     $ 2,397,626     $ 1,836,864     $ 1,540,940     $ 1,361,630
--------------------------------------------------------------------------------------------------------------------------
 Ratio of net charge-offs to average
  loans ...................................          0.66%           0.33%           0.45%           1.22%           1.09%
 Ratio of allowance for loan losses
  to average loans ........................          1.89            2.13            1.96            2.43            2.94
 Ratio of allowance for loan losses
  to loans outstanding at end of
  year ....................................          1.81            1.83            1.75            2.20            2.91
 Ratio of provision for loan losses
  to net charge-offs ......................           153             294              83              86              82
==========================================================================================================================

The provision for loan losses totaled $33.4 million for the year ended December 31, 1998, an increase of $10.5 million over $22.9 million for 1997. The increase in the loan loss provision from the prior year is due to growth in the loan portfolio and to an increase in net charge-offs. Net charge-offs for 1998, totaling $21.9 million, include $10.5 million on one commercial loan to a company in the healthcare industry. Excluding this loan, net charge-offs for 1998 were $11.4 million, or 0.34% of total average loans, compared with net charge-offs of $7.8 million, or 0.33% of total average loans, for 1997.

Although the Company evaluates the adequacy of its allowance on an overall basis rather than by specific categories of loans, the following table reflects management's allocation of the allowance for loans losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,
(DOLLARS IN THOUSANDS)         1998      %      1997        %      1996       %      1995       %       1994       %
---------------------------------------------------------------------------------------------------------------------
Commercial ................  $50,465    87%   $22,889      84%   $17,545     77%   $17,365     73%   $24,628      66%
Real estate ...............    5,245    12     13,120      15     16,248     22     16,773     26     11,515      33
Consumer ..................      141     1        100       1        165      1        809      1        175       1
Unallocated ...............    6,798    --     15,034      --      2,093     --      2,455     --      3,754      --
---------------------------------------------------------------------------------------------------------------------
 TOTAL ....................  $62,649   100%   $51,143     100%   $36,051    100%   $37,402    100%   $40,072     100%
=====================================================================================================================

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

In 1997, management increased the unallocated portion of the allowance for loan losses to 29% of the total allowance in response to strong growth in the loan portfolio. As projected, the seasoning of the portfolio resulted in the allocation of a greater proportion of the allowance to the growing commercial portfolio in 1998, which reduced the unallocated portion of the allowance from 29% to 11%. Similarly, coverage of nonperforming loans was increased to 483% in 1997, due to strong loan growth and indications of economic weakness in Asia. The resulting increase in entertainment nonaccruals in 1998 reduced allowance coverage of nonaccruals to 205%, an increase from 177% in 1996.

FUNDING SOURCES

DEPOSITS: Total deposits increased to $5.6 billion at December 31, 1998, from $4.2 billion at December 31, 1997. Noninterest-bearing demand deposits comprised 59% and 57%, respectively, of total deposits at December 31, 1998 and 1997. Average demand deposits increased to $2.3 billion for 1998 from $1.5 billion for 1997, a 54% increase. The growth in average demand deposit balances is primarily due to a $650.0 million increase in the average balance of real estate services deposits. Average interest-bearing deposits grew $411.4 million, or 25%, in 1998 compared with 1997. Average money market accounts increased by $180.4 million, due in part to a $64.2 million increase in bankruptcy deposits, and time certificates of deposit balances grew by $224.7 million. The remaining increase in interest-bearing deposits occurred in savings. The mix of average money market deposits and average time certificates of deposit as a percentage of total average deposits was 22% and 25%, respectively, for 1998 and 25% and 27%, respectively, for 1997.

OTHER BORROWINGS: The Company uses short-term borrowings as a means to manage the interest rate sensitivity and liquidity position of the balance sheet. Short-term borrowings generally consist of Federal funds purchased, obligations under securities repurchase agreements, commercial paper and Treasury, tax and loan notes. Average short-term borrowings totaled $97.4 million for 1998 compared with $76.3 million for 1997. The increase in short-term borrowings in 1998 compared with 1997 is primarily due to increases in commercial paper and Federal funds purchased and repurchase agreements of $10.7 and $7.3 million, respectively.

CAPITAL: Prior to 1997, the primary source of new capital for the Company had been retained earnings from operations, with the exception of its long-term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. On April 23, 1997, Imperial Capital Trust, a wholly owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities. See - "Capital Securities." At December 31, 1998, shareholders' equity totaled $381.8 million, a $29.8 million, or 8.5%, increase over $352.0 million at December 31, 1997. The Company recorded an additional $2.9 million in 1998 and $4.8 million in 1997 of shareholders' equity from the exercise of employee stock options. The Company receives a tax deduction for the difference between the option price and the market value of shares issued. The tax benefit associated with shares exercised during 1998 and 1997, which is recorded as a component of shareholders' equity, approximated $8.7 million in 1998 and $7.6 million in 1997.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Federal law requires each federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized." Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at December 31, 1998, were 9.59% and 10.89%, respectively, compared with 11.14% and 12.48%, respectively, for 1997. The capital securities discussed above qualify as Tier 1 capital.

The reduction in the Company's risk-based capital ratios at December 31, 1998, compared with the prior year-end is primarily due to the growth in loans and Federal funds sold.

The following table compares the Company's actual capital ratios at December 31, 1998 and 1997, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

-------------------------------------------------------------------------------------------------------------
                                                                       FOR CAPITAL ADEQUACY
                              ACTUAL                                        PURPOSES
(DOLLARS IN THOUSANDS)   AMOUNT    RATIO                 AMOUNT                           RATIO
-------------------------------------------------------------------------------------------------------------
At December 31, 1998
Total capital (to
 risk-weighted
 assets):
 Company ............   $507,556   10.89%   Greater than or equal to $373,025   Greater than or equal to 8.0%
 Bank ...............    480,571   10.45    Greater than or equal to  367,968   Greater than or equal to 8.0%
Tier I capital (to
 risk-weighted
 assets):
 Company ............   $447,112    9.59%   Greater than or equal to $186,512   Greater than or equal to 4.0%
 Bank ...............    423,015    9.20    Greater than or equal to  183,984   Greater than or equal to 4.0%
Tier I capital (to
 average assets):
 Company ............   $447,112    8.12%   Greater than or equal to $165,147   Greater than or equal to 3.0%
 Bank ...............    423,015    7.76    Greater than or equal to  163,454   Greater than or equal to 3.0%
-------------------------------------------------------------------------------------------------------------
At December 31, 1997
Total capital (to
 risk-weighted
 assets):
 Company ............   $471,898   12.48%   Greater than or equal to $302,542   Greater than or equal to 8.0%
 Bank ...............    398,741   10.65    Greater than or equal to  299,519   Greater than or equal to 8.0%
Tier I capital (to
 risk-weighted
 assets):
 Company ............   $421,321   11.14%   Greater than or equal to $151,271   Greater than or equal to 4.0%
 Bank ...............    351,890    9.40    Greater than or equal to  149,759   Greater than or equal to 4.0%
Tier I capital (to
 average assets):
 Company ............   $421,321   10.28%   Greater than or equal to $122,973   Greater than or equal to 3.0%
 Bank ...............    351,890    8.70    Greater than or equal to  121,405   Greater than or equal to 3.0%
-----------------------------------------------------------------------------------------
                                                  TO BE WELL CAPITALIZED UNDER
                                                   PROMPT CORRECTIVE ACTION
                                                        PROVISIONS
(DOLLARS IN THOUSANDS)                AMOUNT                            RATIO
-----------------------------------------------------------------------------------------
At December 31, 1998
Total capital (to
 risk-weighted
 assets):
 Company ............   Greater than or equal to $466,281    Greater than or equal to 10.0%
 Bank ...............   Greater than or equal to  459,960    Greater than or equal to 10.0%
Tier I capital (to
 risk-weighted
 assets):
 Company ............   Greater than or equal to $279,769    Greater than or equal to 6.0%
 Bank ...............   Greater than or equal to  275,976    Greater than or equal to 6.0%
Tier I capital (to
 average assets):
 Company ............   Greater than or equal to $275,246    Greater than or equal to 5.0%
 Bank ...............   Greater than or equal to  272,423    Greater than or equal to 5.0%
------------------------------------------------------------------------------------------
At December 31, 1997
Total capital (to
 risk-weighted
 assets):
 Company ............   Greater than or equal to $378,178    Greater than or equal to 10.0%
 Bank ...............   Greater than or equal to  374,398    Greater than or equal to 10.0%
Tier I capital (to
 risk-weighted
 assets):
 Company ............   Greater than or equal to $226,907    Greater than or equal to 6.0%
 Bank ...............   Greater than or equal to  224,639    Greater than or equal to 6.0%
Tier I capital (to
 average assets):
 Company ............   Greater than or equal to $204,954    Greater than or equal to 5.0%
 Bank ...............   Greater than or equal to  202,342    Greater than or equal to 5.0%
------------------------------------------------------------------------------------------

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The leverage ratio is defined as Tier I capital divided by average total assets for the most recent quarter. The minimum leverage ratio applies to banking organizations that do not anticipate significant growth and have well diversified risk, excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have leverage ratios of at least 4% to 5%. The Company's leverage ratio was 8.12% and 10.28% at December 31, 1998 and 1997, respectively, well in excess of the minimum regulatory requirement.

CAPITAL SECURITIES
On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities"), together with the Capital Securities, (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

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

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at December 31, 1998.

The Company used $67.2 million of the net proceeds from the sale of the Junior Subordinated Debentures to make additional investments in Imperial Bank. An investment of $30.0 million was made in September 1997 and an investment of $37.2 million was made in January 1998. The remainder of the proceeds has been used to implement the Company's stock repurchase plan. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at December 31, 1998.

YEAR 2000: To fulfill the Company's business responsibility and ensure compliance with regulatory requirements, the Company has established a Year 2000-readiness program ("Y2K") with the objective of having the Company Y2K compliant by mid-1999. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. The Company's Y2K readiness program is managed by an enterprise-wide Program Office ("Office") under the guidance of the Company's Management Committee. The Office is staffed with representatives from each of the Company's primary business units. Within some business units, the Office representative is supported by a business unit Y2K project team.

The Company's Y2K program is modeled on the approach set forth by the Federal Financial Institutions Examination Council ("FFIEC"). This approach is based on five crucial phases: awareness, assessment, remediation, validation, and implementation. The Company's approach considers the FFIEC guidelines to be a minimum set of prudent business practices needed to become Y2K ready.

AWARENESS: As of the end of 1998, the Company has done extensive internal and external communication related to the Y2K issue. The communication has been in the form of customer statement stuffers, Web site disclosures, monthly and quarterly reports to the Company's Management Committee, internal mailings and periodic meetings.

ASSESSMENT: The Company has conducted a comprehensive review of its information technology ("IT") and non-IT computer systems. All systems have been evaluated and classified as critical, important or ordinary. Systems requiring upgrades or replacement have been identified.

The Company utilizes the services of third-party service providers and software vendors for substantially all of its data processing functions. As such, the Company has focused on monitoring the Y2K compliance progress of its primary vendors and providers. The Company has identified its significant customers as funds providers, funds takers and counterparties. The initial evaluation and assignment of risk for the Company's funds providers, funds takers, and counterparties has been completed.

Contingency plans are being designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation or implementation of its Y2K readiness plan (Remediation Contingency Plan), and (2) the failure of systems at critical dates (Business Resumption Contingency Plan) ("BRCP"). The Company has completed the Remediation Contingency Plan and anticipates completing the BRCP by June 30, 1999. Approximately 50% of the BRCPs being developed by the business units have been submitted to the Office for review.

REMEDIATION, VALIDATION AND IMPLEMENTATION: The Company does not employ a programming staff, nor does it customize application code that affects the books of record or customer accounting. The Company's vendors and service providers are committed to delivering Y2K ready capabilities.

At December 31, 1998, system testing was approximately 60% complete for critical systems, 65% complete for important systems and 55% complete for ordinary systems. Testing is scheduled for completion by March 1999. Systems requiring remediation are placed into production after testing has been completed and authorization from the business unit has been obtained.

Non-IT systems, such as security systems, vault alarms and elevators, have been identified and the Company is in the process of evaluating the Y2K readiness of these systems. Most of the Company's facilities are leased; therefore, the Company's effort to determine that status of Y2K compliance and contingency plans for the non-IT systems has focused on monitoring the progress of the property managers of the leased facilities. The evaluation of leased locations was completed in March 1999. Through this process, seven key sites were identified that will be certified for Y2K readiness through inspection and/or testing of the non-IT systems. It is anticipated that these certifications will be completed by June 30, 1999.

COSTS: Based upon its identification and analysis of necessary Y2K updates and enhancements, the Company anticipates that it will incur operating expenses of approximately $2.5 million and capital expenditures of approximately $1.9 million related to the Y2K project. The Company has incurred operating expenses of $1.5 million and capital expenditures of $1.1 million as of December 31, 1998.

STATE OF READINESS: The Office presently believes that with updates and upgrades to existing software and minimal conversions to new software, the Company's computer systems will be Y2K compliant. However, the potential impact of the Y2K issue on the financial services industry could be significant due to the interdependent nature of banking transactions. Despite its efforts towards achieving Y2K readiness, the Company could be adversely impacted if the entities with which it transacts business do not address this issue successfully.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 130 - REPORTING COMPREHENSIVE INCOME: On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishing standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income.

Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION: Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company adopted SFAS No. 131 for the year ended December 31, 1998. Prior year disclosures have been presented to conform with the requirements of SFAS No. 131.

SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

COMPARISON OF 1997 VERSUS 1996
Net income for the year ended December 31, 1997, was $55.2 million, or $1.25 a diluted share, compared with $54.1 million, or $1.28 a diluted share, for 1996. Results for 1997 and 1996 include net income of $629,000 and a net loss of $8.2 million, respectively, related to the Company's discontinued Precious Metals operation. Net income from continuing operations was $54.5 million, or $1.24 a diluted share, for the year ended December 31, 1997, compared with $62.3 million, or $1.47 a diluted share for 1996.

Normalized net income from continuing operations increased to $41.3 million, or $0.94 a diluted share, for the year ended December 31, 1997, from $29.5 million, or $0.70 a diluted share, for 1996. For purposes of this comparison, normalized net income for 1997 excludes equity in the net income of ICII, gains on the sale of ICII stock, appreciation on donated ICII stock, a gain on the sale of a merchant card processing company, expense associated with the settlement of a consulting agreement and charitable contribution expense associated with the donation of ICII shares to a nonprofit institution. For 1996, normalized net income excludes equity in the net income of ICII, gains on the sale of ICII stock, appreciation on donated ICII stock and charitable contribution expense associated with the donation of ICII shares to a nonprofit institution.

Detail of the normalizing adjustments for 1997 and 1996 are provided in the following table:

--------------------------------------------------------------------------------
                                                     FOR THE PERIOD ENDED
                                                           DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)                                                1997           1996
--------------------------------------------------------------------------------
Income from continuing operations .............     $ 54,548       $ 62,302
After-tax adjustments:(1)
 Equity in net loss (income) of ICII ..........      (11,742)       (12,428)
 Gain on sale of ICII common stock ............       (2,884)       (21,102)
 Appreciation of donated ICII
  common stock ................................       (1,632)        (2,143)
 Gain on sale of merchant card company ........       (2,054)            --
 Consulting expense ...........................        2,922             --
 Charitable contribution expense ..............        2,105          2,912
--------------------------------------------------------------------------------
NORMALIZED INCOME FROM
 CONTINUING OPERATIONS ........................     $ 41,263       $ 29,541
--------------------------------------------------------------------------------
NORMALIZED DILUTED EARNINGS PER SHARE
 FROM CONTINUING OPERATIONS ...................     $   0.94       $   0.70
--------------------------------------------------------------------------------
(1) Adjustment increases (decreases) reported income.
--------------------------------------------------------------------------------

Normalizing adjustments reduced net income by $13.3 million and $32.8 million for 1997 and 1996, respectively.

Earnings per share calculations for all periods reported have been adjusted for an 8% stock dividend paid on March 5, 1999, to shareholders of record on February 19, 1999.

The Company's return on average total assets was 1.51% for the twelve months ended December 31, 1997, compared with 1.94% for 1996. Based on normalized earnings from continuing operations, the Company's return on average total assets increased to 1.15% for 1997 from 1.08% for 1996. Return on average shareholders' equity was 17.53% for the year ended December 31, 1997, compared with 20.83% for 1996. The return on average shareholders' equity based on normalized earnings from continuing operations increased to 13.11% for 1997 from 11.37% for 1996.

The increase in normalized earnings from continuing operations for the twelve months ended December 31, 1997, compared with 1996, was primarily due to growth in loans, an improved net interest margin and growth in fee-based service revenue. Average loan balances increased approximately 31% to $2.4 billion for 1997 from $1.8 billion for 1996. The Company's net interest margin increased to 6.20% for 1997 from 5.76% for 1996 primarily due to higher loan yields and a modest decrease in the overall cost of funds. The Company's use of derivative financial instruments resulted in a $507,300 increase in net interest income and a 2 basis point increase in net interest margin for 1997. In 1996, use of derivatives resulted in a $700,000 increase in net interest income and a 3 basis point increase in net interest margin.

Normalized noninterest income increased by $12.1 million, or 32%, to $50.0 million for the year ended December 31, 1997, from $37.9 million for 1996. The increase in noninterest income for 1997 compared with 1996 was primarily due to growth in fee-based services, particularly item processing fees and trade finance fees, and to increased gains on the exercise and sale of equity warrants.

Normalized noninterest expense increased by $37.3 million, or 30%, to $160.4 million for the year ended December 31, 1997, from $123.1 million for 1996. The increase in noninterest expense for 1997 compared with the year earlier was primarily due to growth in salaries and benefits expense, customer services expense, and expenses associated with the formation and proposed spin-off of Imperial Financial Group. The increase in salaries and benefits for the year ended December 31, 1997, compared with 1996 reflects the full-year impact of new offices opened during the latter part of 1996 and additional offices opened in 1997. Support operations were also expanded to support the Company's growth. The average number of equivalent staff increased to approximately 917 for 1997 from 787 for 1996. Incentive compensation, which is tied to Company performance, increased by $5.9 million for 1997 compared with 1996.

Customer services expense includes accounting, courier and other deposit-related costs that the Company pays on behalf of its customers in the real estate services industry. Customer services expense is a function of the volume of these deposits and interest rates. Customer services expense increased to $18.7 million for 1997 from $11.2 million for 1996. The average balance of these demand deposits increased to $767.1 million for 1997 from $460.9 million for 1996.

Total assets increased 41% to $4.7 billion at December 31, 1997, from $3.4 billion at December 31, 1996. Total loans increased 35% to $2.8 billion at December 31, 1997, from $2.1 billion at December 31, 1996. Total deposits were $4.2 billion at December 31, 1997, an increase of 42% over the $3.0 billion reported at December 31, 1996. Noninterest-bearing demand balances comprised 57% of total deposits at December 31, 1997, compared with 50% of total deposits at December 31, 1996. Shareholders' equity was $352.0 million at December 31, 1997, up from $286.4 million at December 31, 1996.

Nonaccrual loans decreased to $10.6 million, or 0.38% of total loans, at December 31, 1997, from $20.4 million, or 0.99% of total loans, at December 31, 1996. Net loan charge-offs for the year ended December 31, 1997, were $7.8 million, or 0.33% of average loans, compared with $8.2 million, or 0.45% of average loans for 1996. The loan loss provision increased to $22.9 million for the year ended December 31, 1997, from $6.9 million for 1996. The increase in the loan loss provision was primarily due to growth in the Company's loan portfolio. Other factors that impacted the level of provision for 1997 included the Company's expansion into selected commercial markets outside of California and to economic developments in Asia and Latin American markets that could potentially impact the Company's entertainment lending. At December 31, 1997, the allowance for loan losses was $51.1 million, or 1.83% of total loans and 483% of nonaccrual loans, compared with $36.1 million, or 1.75% of total loans and 177% of nonaccrual loans, at December 31, 1996.

The Company was classified as well capitalized at December 31, 1997 and 1996. The Company's leverage, Tier I and total capital ratios were 10.28%, 11.14% and 12.48%, respectively, at December 31, 1997, and 9.32%, 9.96% and 11.24%,
respectively, at December 31, 1996.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
AT DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                               1998            1997
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ........................................................................ $   355,317     $   316,600
Trading instruments ............................................................................      52,971          35,782
Securities available for sale ..................................................................     694,814         669,266
Securities held to maturity (market value of $3,898 and $4,026 for 1998 and 1997, respectively)        3,898           4,026
Federal funds sold and securities purchased under resale agreements ............................   1,446,000         765,000
Loans held for sale (market value of $19,416 and $4,120 for 1998 and 1997, respectively) .......      18,287           3,763
Loans:
 Loans, net of unearned income and deferred loan fees ..........................................   3,452,115       2,788,608
   Less allowance for loan losses ..............................................................     (62,649)        (51,143)
------------------------------------------------------------------------------------------------------------------------------
   TOTAL NET LOANS                                                                               $ 3,389,466     $ 2,737,465
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net ....................................................................      30,938          23,091
Accrued interest receivable ....................................................................      25,505          22,212
Real estate and other assets owned, net ........................................................       2,309           3,284
Current income taxes receivable ................................................................          --           6,086
Deferred tax asset .............................................................................      21,809             355
Investment in Imperial Credit Industries, Inc. .................................................      56,796          75,001
Other assets ...................................................................................      91,070          64,348
------------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                                  $ 6,189,180     $ 4,726,279
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand ........................................................................................ $ 3,298,070     $ 2,378,830
 Savings .......................................................................................      25,135          23,375
 Money market ..................................................................................   1,086,959         939,086
 Time - under $100,000  ........................................................................     171,224         128,543
 Time - $100,000 and over ......................................................................     988,259         704,764
------------------------------------------------------------------------------------------------------------------------------
   TOTAL DEPOSITS                                                                                $ 5,569,647     $ 4,174,598
------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable .......................................................................       5,428           5,205
Income taxes payable ...........................................................................       1,504              --
Short-term borrowings ..........................................................................      60,601          55,915
Long-term borrowings:
 Floating rate notes and fixed rate debentures .................................................       2,105           3,257
 Other borrowed funds ..........................................................................         290              --
 Capital securities of subsidiary trust:
   Company-obligated mandatorily redeemable capital securities of subsidiary trust holding
    solely junior subordinated deferrable interest debentures of the Company, net ..............      73,372          73,314
Other liabilities ..............................................................................      94,411          61,966
------------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                                             $ 5,807,358     $ 4,374,255
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
 Common stock--no par, 50,000,000 shares authorized; 41,863,935 shares at December 31, 1998,
  and 42,374,917 shares at December 31, 1997, issued and outstanding ...........................     224,433         236,186
Accumulated other comprehensive (loss) income, net of tax ......................................        (515)          1,682
Retained earnings ..............................................................................     157,904         114,156
------------------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                                    $   381,822     $   352,024
------------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 6,189,180     $ 4,726,279
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
===============================================================================

CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1998         1997        1996
-------------------------------------------------------------------------------------------------------------------
Interest income:
 Loans .....................................................................   $ 294,623    $ 233,124   $ 173,734
 Trading instruments .......................................................       1,813        2,473       2,971
 Securities available for sale .............................................      37,425       33,239      21,675
 Securities held to maturity ...............................................         287          292         306
 Federal funds sold and securities purchased under resale agreements .......      24,170       13,145       9,970
 Loans held for sale .......................................................       1,141          699         500
-------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                       $ 359,459    $ 282,972   $ 209,156
-------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits ..................................................................      90,666       72,786      64,551
 Short-term borrowings .....................................................       5,335        4,072       3,160
 Long-term borrowings ......................................................       6,647        4,779         343
-------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                      $ 102,648    $  81,637   $  68,054
-------------------------------------------------------------------------------------------------------------------
Net interest income ........................................................     256,811      201,335     141,102
Provision for loan losses ..................................................      33,375       22,892       6,881
-------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         $ 223,436    $ 178,443   $ 134,221
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts .......................................       6,705        5,473       4,892
 Trust fees ................................................................       8,608        7,840       8,592
 Gain on origination and sale of loans .....................................       4,764        3,944       3,222
 Equity in net (loss) income of Imperial Credit Industries, Inc. ...........     (18,205)      20,260      21,444
 Other service charges and fees ............................................      16,537       10,622       4,981
 Merchant and credit card fees .............................................       7,242        3,570       2,395
 International fees ........................................................      11,751        7,857       5,141
 Gain on securities available for sale .....................................         173          987         229
 Gain on trading instruments ...............................................       1,152        4,482       3,197
 Gain on sale of investment in Imperial Credit Industries, Inc. ............          --        4,977      25,650
 Gain resulting from sale of stock by Imperial Credit Industries, Inc. .....          --           --      10,761
 Gain on exercise and sale of equity warrants ..............................      21,672        4,317       1,529
 Gain on sale of equity investment .........................................          --        3,544         311
 Appreciation of donated Imperial Credit Industries, Inc. common stock .....          --        2,816       3,698
 Other income ..............................................................       5,288          949       3,449
-------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST INCOME                                                    $  65,687    $  81,638   $  99,491
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salary and employee benefits ..............................................     114,599       85,065      64,876
 Net occupancy expense .....................................................      10,426        9,077       9,165
 Furniture and equipment ...................................................       9,792        6,702       5,048
 Data processing ...........................................................       9,969        7,525       6,419
 Customer services .........................................................      27,212       18,663      11,178
 Net real estate and other assets owned (income) expense ...................        (989)         615       1,876
 Restructuring charges .....................................................       4,880           --          --
 Professional and legal fees ...............................................      10,777       11,892       5,967
 Business development ......................................................       5,855        5,154       3,659
 Charitable donations ......................................................         288        3,802       5,024
 Other expense .............................................................      24,117       20,536      14,920
-------------------------------------------------------------------------------------------------------------------
   TOTAL NONINTEREST EXPENSE                                                   $ 216,926    $ 169,031   $ 128,132
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes ......................      72,197       91,050     105,580
Income tax provision .......................................................      28,449       36,502      43,278
-------------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS                                             $  43,748    $  54,548   $  62,302
-------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operation, net of tax ......................          --          629      (8,168)
-------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                    $  43,748    $  55,177   $  54,134
-------------------------------------------------------------------------------------------------------------------
 Basic income per share from continuing operations .........................   $    1.03    $    1.30   $    1.54
 Diluted income per share from continuing operations .......................   $    0.99    $    1.24   $    1.47
 Basic net income per share ................................................   $    1.03    $    1.32   $    1.34
 Diluted net income per share ..............................................   $    0.99    $    1.25   $    1.28
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
================================================================================

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME

------------------------------------------------------------------------------------------------------------------------------------

IMPERIAL BANCORP AND SUBSIDIARIES                                                                          ACCUMULATED     TOTAL
                                                             NUMBER                                        OTHER           SHARE
                                                             OF SHARES         COMMON        RETAINED      COMPREHENSIVE   HOLDERS'
(DOLLARS IN THOUSANDS, EXCEPT NUMBER OF SHARES DATA)         OUTSTANDING       STOCK         EARNINGS      INCOME          EQUITY
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995 ...............................  22,390,223    $   130,780    $    94,709    $     2,747    $   228,236
------------------------------------------------------------------------------------------------------------------------------------

 Stock splits and dividends ..............................  14,254,261         27,417        (27,446)            --            (29)
 Common stock issued under employee stock option plans ...     868,339          4,140             --             --          4,140
 Retirement of common stock ..............................    (123,684)        (1,788)            --             --         (1,788)
 Tax benefit of employee stock options ...................          --          3,199             --             --          3,199
 Comprehensive income:
 Net income ..............................................          --             --         54,134             --         54,134
 Other comprehensive income, net of tax:
   Reclassification adjustments, net of tax effect .......          --             --             --             --             --
   Unrealized loss on securities available for sale,
    net of tax effect ($1,118) ...........................          --             --             --         (1,541)        (1,541)
                                                                                                                       -----------
 Total comprehensive income ..............................          --             --             --             --         52,593
------------------------------------------------------------------------------------------------------------------------------------

 NET INCREASE (DECREASE) .................................  14,998,916         32,968         26,688         (1,541)        58,115
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996 ...............................  37,389,139    $   163,748    $   121,397    $     1,206    $   286,351
------------------------------------------------------------------------------------------------------------------------------------

 Stock splits and dividends ..............................   3,761,407         62,400        (62,418)            --            (18)
 Common stock issued under employee stock option plans ...   1,379,828          4,787             --             --          4,787
 Retirement of common stock ..............................    (125,001)        (1,928)            --             --         (1,928)
 Common stock repurchased ................................     (30,456)          (470)            --             --           (470)
 Tax benefit of employee stock options ...................          --          7,649             --             --          7,649
 Comprehensive income:
 Net income ..............................................          --             --         55,177             --         55,177
 Other comprehensive income, net of tax:
   Reclassification adjustments for gains included in net
    income, net of tax effect ($206) .....................          --             --             --           (283)          (283)
   Unrealized gain on securities available for sale,
    net of tax effect ($551) .............................          --             --             --            759            759
                                                                                                                       -----------
 Total comprehensive income ..............................          --             --             --             --         55,653
------------------------------------------------------------------------------------------------------------------------------------

 NET INCREASE (DECREASE) .................................   4,985,778         72,438         (7,241)           476         65,673
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997 ...............................  42,374,917    $   236,186    $   114,156    $     1,682    $   352,024
------------------------------------------------------------------------------------------------------------------------------------

 Common stock issued for acquisition .....................     400,964          3,922             --             --          3,922
 Common stock issued under employee stock option plans ...     937,596          2,855             --             --          2,855
 Common stock repurchased ................................  (1,849,542)       (27,243)            --             --        (27,243)
 Tax benefit of employee stock options ...................          --          8,713             --             --          8,713
 Comprehensive income:
 Net income ..............................................          --             --         43,748             --         43,748
 Other comprehensive income, net of tax:
   Reclassification adjustments for gains included in net
    income, net of tax effect ($2) .......................          --             --             --             (3)            (3)
   Unrealized loss on securities available for sale,
    net of tax effect ($1,592) ...........................          --             --             --         (2,194)        (2,194)
                                                                                                                       -----------
 Total comprehensive income ..............................          --             --             --             --         41,551
------------------------------------------------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE .................................    (510,982)       (11,753)        43,748         (2,197)        29,798
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1998 ..............................  41,863,935    $   224,433    $   157,904    $      (515)   $   381,822
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
IMPERIAL BANCORP AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)                                        1998         1997         1996
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income .........................................................................  $    43,748    $    55,177    $    54,134
 Adjustments for non-cash charges (credits):
   Depreciation and amortization ....................................................      (19,983)       (14,155)        (3,387)
   Accretion of purchase loan discount ..............................................           --            (37)          (227)
   Provision for loan losses ........................................................       33,375         22,892          6,881
   Provision for operational losses in discontinued operation .......................           --             --         15,485
   Provision for real estate and other assets owned .................................           --            556            476
   Equity in net loss (income) of Imperial Credit Industries, Inc. ..................       18,205        (20,260)       (21,444)
   Gains - Imperial Credit Industries, Inc. stock ...................................           --         (4,977)       (36,411)
   Gain on exercise and sale of equity warrants .....................................      (21,672)        (4,317)        (1,529)
   Gain on sale of equity investment ................................................           --          3,544            311
   (Gain) loss on sale of real estate and other assets owned ........................       (1,164)          (352)           151
   Loss (gain) on sale of premises and equipment ....................................           (9)             9             --
   (Benefit) provision for deferred taxes ...........................................      (21,454)        (2,147)         6,621
   Gain on securities available for sale ............................................         (173)          (987)          (229)
   Net change in trading instruments ................................................      (17,189)        29,105        (24,837)
   Net change in loans held for sale ................................................      (14,524)         1,768         (2,883)
   Net change in accrued interest receivable ........................................       (3,293)        (6,665)          (263)
   Net change in accrued interest payable ...........................................          223           (738)           367
   Net change in income taxes .......................................................        7,590          2,401         (4,506)
   Net change in other liabilities ..................................................       32,445          3,719         17,358
   Net change in other assets .......................................................      (18,466)       (19,851)       (11,552)
----------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 $    17,659    $    44,685    $    (5,484)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from securities held to maturity ..........................................          128            167            183
 Proceeds from sale of securities available for sale ................................    4,293,282      2,901,745      2,785,935
 Proceeds from maturities of securities available for sale ..........................      880,760        602,342        294,223
 Purchase of securities available for sale ..........................................   (5,197,928)    (3,745,226)    (3,208,635)
 Proceeds from sale of Imperial Credit Industries, Inc. common stock ................           --          7,156         35,079
 Proceeds from exercise and sale of equity warrants .................................       10,572          4,458          1,529
 Net change in Federal funds sold and securities purchased under resale agreements ..     (681,000)      (408,000)        68,300
 Net change in loans ................................................................     (648,940)      (716,649)      (358,612)
 Capital expenditures ...............................................................      (14,685)       (10,146)        (6,425)
 Proceeds from sale of real estate and other assets owned ...........................        3,972            875          4,207
 Proceeds from sale of premises and equipment .......................................           35            353             --
----------------------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                               $(1,353,804)   $(1,362,925)   $  (384,216)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in demand deposits, savings and money market accounts ...................    1,068,873      1,261,676        482,513
 Net change in time deposits ........................................................      326,176        (37,355)       104,148
 Net change in short-term borrowings ................................................        4,686         11,018       (114,739)
 Proceeds from issuance of capital securities, net ..................................           --         73,314             --
 Net change in long-term borrowings .................................................         (862)        (1,198)        (1,451)
 Proceeds from exercise of employee stock options ...................................        2,855          2,859          2,352
 Repurchase of common stock .........................................................      (27,243)          (470)            --
 Other ..............................................................................          377            (18)          (127)
----------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                           $ 1,374,862    $ 1,309,826    $   472,696
----------------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN CASH AND DUE FROM BANKS                                               $    38,717    $    (8,414)   $    82,996
----------------------------------------------------------------------------------------------------------------------------------
   CASH AND DUE FROM BANKS, BEGINNING OF YEAR                                          $   316,600    $   325,014    $   242,018
----------------------------------------------------------------------------------------------------------------------------------
   CASH AND DUE FROM BANKS, END OF YEAR                                                $   355,317    $   316,600    $   325,014
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to consolidated financial statements.
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of Imperial Bancorp ("the Company") and its wholly, majority and minority-owned subsidiaries are summarized below. Certain amounts in the Consolidated Financial Statements for 1997 and 1996 have been reclassified to conform with the current year presentation.

(a) Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The principal subsidiary is Imperial Bank ("the Bank"), a state-chartered commercial bank located in California. All material intercompany balances and transactions have been eliminated.

At December 31, 1998, the Company owned 8.9 million shares of Imperial Credit Industries, Inc. ("ICII") stock at an equivalent book value of $6.35 per share, representing approximately 24.3% of all outstanding ICII shares. The Company does not exercise significant control over the operations of ICII, therefore, the results of ICII operations are accounted for in the Company's Consolidated Financial Statements as an equity investment. The results of operations of ICII are reflected as "Equity in net (loss) income of Imperial Credit Industries, Inc." in the Consolidated Statement of Income.

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

Trading Instruments

     Securities: Trading instruments, primarily Small Business Administration ("SBA") loan certificates, are carried at market value with unrealized market value adjustments recorded in the Consolidated Statement of Income as "Gain on trading instruments."

     Foreign Exchange: Trading positions in foreign currencies, including spot, forward and futures positions, are valued at prevailing market rates. Realized and unrealized gains and losses are included in noninterest income as "Gain on trading instruments."

Securities Available for Sale

The Company holds certain securities, primarily U.S. Treasury and federal agency securities and mutual funds invested in short-term government securities, to manage its overall liquidity. These securities are carried at fair value. Unrealized gains and losses, net of tax, on securities available for sale are reported as a separate component of other comprehensive income until realized, unless the security is determined to be other than temporarily impaired. Realized gains and losses on securities available for sale are computed using the specific identification method. For other than temporarily impaired securities, unrealized losses are recorded in the Consolidated Statement of Income.

Securities Held to Maturity

Securities held to maturity are so designated when acquired based upon the Company's intent and ability to hold them until maturity. These securities are carried at amortized cost using the specific identification method. When a decline in value has occurred that is deemed to be other than temporary, such decline is charged to income.

(d) Equity Investments

The Company's equity investments are carried at cost adjusted for equity in an investee's undistributed income when the Company owns 20% to 50% of an investee's common stock. Management evaluates the Company's equity investments for impairment on a regular basis by monitoring the trading price of the investee's stock relative to the book value. Fluctuations deemed other than temporary will result in a charge to income.

Sale of Investment in Equity Investee

The sale of shares of the Company's equity investment in ICII to the public was recorded as "Gain on sale of investment in Imperial Credit Industries, Inc." in the Consolidated Statement of Income. This gain represents actual proceeds from the sale of stock reduced by the Company's recorded investment in those shares and expenses related to the sale.

GAIN RESULTING FROM SALE OF STOCK BY EQUITY INVESTEE

The impact on the Company's investment in ICII from the sale of previously unissued stock by ICII to the public was recorded as "Gain resulting from sale of stock by Imperial Credit Industries, Inc." in the Consolidated Statement of Income. This gain resulted from ICII's sale of previously unissued stock in a public offering in 1996 at a per share offering price that exceeded the Company's per share carrying amount for its equity investment in the common stock of ICII.

(E) LOANS HELD FOR SALE

Currently, the Company designates its SBA loans originated as held for sale. These loans are carried at the lower of aggregate cost or market. Gains on the origination and sale of SBA loans are reported in "Gain on origination and sale of loans" in the Consolidated Statement of Income.

(F) LOANS

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

A loan is impaired when it is "probable" that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans of $500,000 or more (excluding nonaccrual loans) are evaluated for impairment on an individual basis. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or
(3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

All loans on nonaccrual status are considered to be impaired, however, not all impaired loans are on nonaccrual status. To remain on accrual status, payments on an impaired loan must be current.

Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and added to the allowance to maintain it at an appropriate level. In evaluating the adequacy of the allowance, management considers numerous factors including economic conditions, loan portfolio composition and risk, loan loss experience, ongoing review of specific loans and reviews by the Company's regulators. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the aforementioned factors.

(G) PREMISES AND EQUIPMENT

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

(H) REAL ESTATE AND OTHER ASSETS OWNED

Real estate and other assets owned ("OREO") is transferred from the loan portfolio at fair value as determined by an appraisal obtained at the time of foreclosure. The excess carrying value, if any, of the loan over the estimated fair value is charged to the allowance for loan losses. Estimated selling costs and any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance, but only to the extent that decreases in fair value were recorded for the same property through the valuation allowance. Gains and losses from sales of OREO and net operating expenses are recorded in "Net real estate and other assets owned (income) expense" in the Consolidated Statement of Income.

(I) INCOME TAXES

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

(J) FOREIGN EXCHANGE OPERATIONS

The Company engages in foreign exchange transactions on behalf of middle market companies and financial institutions. Stated trading limits are maintained and monitored to ensure efficient operations. The majority of transactions are settled on a cash-and-carry basis to minimize settlement risk to the Company. The Company requires cash collateral or an approved line of credit on all forward transactions.

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

(L) STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the intrinsic value method, to account for stock-based compensation. In accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company includes pro forma disclosures reflecting the impact of the fair value method on net income and income per share as if SFAS No. 123 had been adopted for purposes of preparing its basic financial statements for stock options granted in years after 1994.

(M) EARNINGS PER SHARE

The Company computes and presents both basic and diluted earnings per share ("EPS") in the Consolidated Statement of Income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in the notes to the Consolidated Financial Statements.

(N) TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
LIABILITIES

The Company makes loans to small businesses ("SBA loans"), sells the guaranteed portion of the loans, and retains the servicing rights and interest-only strips relating to those loans. The portion of the contractually specified servicing fee that exceeds the fee that a substitute servicer would demand to assume the servicing on SBA loans sold after January 1, 1997, is recorded as a servicing asset and amortized in proportion to the net servicing income. A substitute servicing fee is deemed to be 40 basis points for loans sold at par or less and 100 basis points for loans sold in excess of par based on the 1993 National Association for Government Guaranteed Loans survey. Any cash flow expected to be received in excess of the contractually specified servicing fees is recorded as an interest-only strip receivable at its allocated carrying amount and subsequently measured at fair value as either a security available for sale or trading instrument under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(O) CAPITAL SECURITIES

In the second quarter of 1997, the Company established Imperial Capital Trust I ("the Trust"), a wholly owned subsidiary which issued in a private placement transaction $75.0 million of 9.98% capital securities ("Capital Securities") which represent undivided preferred beneficial interest in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the Capital Securities was to provide the Company with a cost effective means of obtaining Tier I Capital for regulatory purposes. The Capital Securities are reflected in the Consolidated Balance Sheet as "Capital Securities of subsidiary trust." The Capital Securities were issued at a discount which is accreted to interest expense using a method which approximates the interest method.

(P) COMPREHENSIVE INCOME

On January, 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

(Q) SEGMENT REPORTING

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), for the year ended December 31, 1998. The statement establishes standards for the way public companies are to report information about operating segments. Operating segments are determined by how management has organized the business for making operating decisions and assessing performance. Prior year disclosures have been presented to conform with the requirements of SFAS No. 131.

(R) YEAR 2000

Expenditures over $1,000 to acquire data processing or other equipment related to the Company's Year 2000 Program ("Y2K") are capitalized and included in "Premises and Equipment" in the Consolidated Balance Sheet. Operating expenses related to the Y2K project are expensed as incurred and included in the applicable expense category in the Consolidated Statement of Income.

NOTE (2) STATEMENT OF CASH FLOWS

Cash and due from banks consists of cash and amounts due from banks with an initial term of less than three months. The following information supplements the statement of cash flows:

--------------------------------------------------------------------------------
DECEMBER 31, (DOLLARS IN THOUSANDS)            1998         1997        1996
--------------------------------------------------------------------------------
Interest paid ...........................   $102,425      $82,375     $67,687
Taxes paid ..............................     31,903       34,807      30,902
Taxes refunded ..........................         --          431         244
Significant noncash transactions:
Loans transferred to real estate and
 other assets owned .....................      1,827        2,762         731
Loans made in conjunction with the
 sale of real estate owned ..............         --          211       4,100
Net change in accumulated other
 comprehensive income, net of tax .......     (2,197)         476      (1,541)
Acquisition of Altair Corp. for stock ...      3,922           --          --
--------------------------------------------------------------------------------

NOTE (3) SECURITIES

The amortized cost and fair value of securities held to maturity and securities available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------------------------
                                             SECURITIES HELD TO MATURITY     SECURITIES AVAILABLE FOR SALE
                                             -------------------------------------------------------------
                                               AMORTIZED                        AMORTIZED
(DOLLARS IN THOUSANDS)                              COST     FAIR VALUE              COST      FAIR VALUE
----------------------------------------------------------------------------------------------------------
Due in one year or less ....................     $   --          $   --          $144,311        $144,332
Due after one year through five years ......         --              --                50              50
Due after five years through ten years .....         --              --             2,254           1,847
Due after ten years ........................      3,898           3,898           549,088         548,585
----------------------------------------------------------------------------------------------------------
 TOTAL .....................................     $3,898          $3,898          $695,703        $694,814
----------------------------------------------------------------------------------------------------------

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $475.0 million and $391.0 million as of December 31, 1998 and 1997, respectively.

(A) SECURITIES HELD TO MATURITY

A summary of securities held to maturity by type is provided below for the periods indicated:

-------------------------------------------------------------------------------
                                                GROSS        GROSS
                                AMORTIZED  UNREALIZED   UNREALIZED
(DOLLARS IN THOUSANDS)               COST       GAINS       LOSSES   FAIR VALUE
-------------------------------------------------------------------------------
December 31, 1998
 Industrial development bonds ...  $3,898        $ --         $ --       $3,898
-------------------------------------------------------------------------------
 TOTAL ..........................  $3,898        $ --         $ --       $3,898
-------------------------------------------------------------------------------
December 31, 1997
 Industrial development bonds ...  $4,026        $ --         $ --       $4,026
-------------------------------------------------------------------------------
 TOTAL ..........................  $4,026        $ --         $ --       $4,026
-------------------------------------------------------------------------------

There were no gross realized gains or losses on securities held to maturity for the years ended December 31, 1998, 1997 and 1996.

(B) SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale by type for the periods indicated:

-------------------------------------------------------------------------------
                                                 GROSS        GROSS
                                AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)               COST        GAINS       LOSSES      VALUE
-------------------------------------------------------------------------------
December 31, 1998
 U.S. Treasury and federal
  agencies....................   $560,332     $  3,024    $     (1)   $563,355
 Mutual funds ................    112,579           --          --     112,579
 Other securities ............     22,792           --      (3,912)     18,880
-------------------------------------------------------------------------------
 TOTAL .......................   $695,703     $  3,024    $ (3,913)   $694,814
-------------------------------------------------------------------------------
December 31, 1997
 U.S. Treasury and federal
  agencies ...................   $612,903     $  2,378    $    (74)   $615,207
 Mutual funds ................     37,532           --          --      37,532
 Other securities ............     15,928          599          --      16,527
-------------------------------------------------------------------------------
 TOTAL .......................   $666,363     $  2,977    $    (74)   $669,266
-------------------------------------------------------------------------------

Mutual funds at December 31, 1998 and 1997, were comprised of government, muni, treasury and cash funds. Other securities at December 31, 1998 and 1997, were primarily interest-only strips associated with the guaranteed portion of Small Business Administration loans.

The Bank's broker/dealer subsidiary, Imperial Securities Corp., receives fees for performing certain distribution and service activities on behalf of Monarch Funds (a family of mutual funds). These fees, totaling $3.6 million, $1.7 million and $832,900 for the years ended December 31, 1998, 1997 and 1996, respectively, are included in "Other service charges and fees" in the Consolidated Statement of Income. Of the five trustees of the Monarch Funds, one is a member of the Company's management. As of December 31, 1998 and 1997, the Company's investment in the Monarch Funds represented approximately 7.8% and 4.6%, respectively, of the net asset value of all Monarch Funds.

Gross realized gains and losses related to the available for sale portfolio were $178,000 and $5,000, respectively, for the year ended December 31, 1998, $1.1 million and $71,000, respectively, for the year ended December 31, 1997, and $274,000 and $45,000, respectively, for the year ended December 31, 1996. At December 31, 1998 and 1997, the Company reported unrealized losses, net of tax, of $515,000 and unrealized gains, net of tax, of $1.7 million, respectively, in the Consolidated Balance Sheet.

The following table sets forth information with respect to Federal funds sold and securities purchased under resale agreements:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1998              1997
-------------------------------------------------------------------------------
Balance, end of year .......................     $1,446,000        $  765,000
Weighted average interest rate,
 end of year ...............................           4.92%             5.58%
Average amount outstanding during
 the year ..................................     $  454,651        $  237,186
Weighted average interest rate
 for the year ..............................           5.32%             5.54%
Maximum amount outstanding at
 any month end .............................     $1,515,000        $  765,000
-------------------------------------------------------------------------------

Depending on the nature of the securities obtained under the resale agreements, the collateral is held by a third party custodian or by the Company's custodian under written agreements that recognize the Company's interest in the securities. Interest income associated with Federal funds sold and securities purchased under resale agreements totaled $24.2 million, $13.1 million and $10.0 million, respectively, for 1998, 1997 and 1996.

NOTE (4) LOANS

The carrying amount of loans, net of unearned income and deferred loan fees, consisted of the following:

-------------------------------------------------------------------------------
                                                        1998             1997
                                                    CARRYING         CARRYING
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                AMOUNT           AMOUNT
-------------------------------------------------------------------------------
Commercial loans .............................   $ 3,015,132      $ 2,350,438
Loans secured by real estate:
 Real estate term loans ......................       142,866          232,954
 Interim construction loans ..................       258,763          174,767
Consumer loans ...............................        35,354           30,449
-------------------------------------------------------------------------------
Total loans ..................................     3,452,115        2,788,608
Less allowance for loan losses ...............       (62,649)         (51,143)
-------------------------------------------------------------------------------
 NET LOANS ...................................   $ 3,389,466      $ 2,737,465
-------------------------------------------------------------------------------

Net deferred loan fees included in total loans approximated $13.4 million and $14.7 million at December 31, 1998 and 1997, respectively.

The following table contains information for loans deemed impaired:

--------------------------------------------------------------------------------
                                                   NET
                                               CARRYING    SPECIFIC         NET
(DOLLARS IN THOUSANDS)                            VALUE   ALLOWANCE     BALANCE
--------------------------------------------------------------------------------
December 31, 1998
 Loans with specific
  allowances ...............................   $ 56,746   $(12,775)   $ 43,971
 Loans without specific
  allowances ...............................      4,847         --       4,847
--------------------------------------------------------------------------------
 TOTAL .....................................   $ 61,593   $(12,775)   $ 48,818
--------------------------------------------------------------------------------
December 31, 1997
 Loans with specific
  allowances ...............................   $ 85,612   $(11,881)   $ 73,731
 Loans without specific
  allowances ...............................      7,374         --       7,374
--------------------------------------------------------------------------------
 TOTAL .....................................   $ 92,986   $(11,881)   $ 81,105
--------------------------------------------------------------------------------


Impaired loans were classified as follows:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                      1998          1997
--------------------------------------------------------------------------------
Current ............................................     $27,414       $79,109
Past due ...........................................       3,564         3,299
Nonaccrual .........................................      30,615        10,578
--------------------------------------------------------------------------------
 TOTAL .............................................     $61,593       $92,986
--------------------------------------------------------------------------------

Impaired loans totaled $61.6 million and $93.0 million at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, 15% and 83%, respectively, of impaired loans were secured by real estate. Impaired loans averaged $78.6 million in 1998, $101.3 million in 1997 and $131.0 million in 1996. During 1998, 1997, and 1996, total interest recognized on the impaired loan portfolio, on a cash basis, was $5.8 million, $8.5 million and $10.3 million, respectively.

Nonaccrual loans included as impaired loans totaled $30.6 million, $10.6 million and $20.4 million at December 31, 1998, 1997 and 1996, respectively. There were no commitments to lend additional funds on nonaccrual loans at December 31, 1998. Interest income foregone on nonaccrual loans approximated $1.4 million in 1998, $1.3 million in 1997 and $2.2 million in 1996. Interest income recognized on nonaccrual loans was approximately $1.5 million in 1998, $0.4 million in 1997 and $1.1 million in 1996.

At December 31, 1998, 1997 and 1996, restructured loans were $9.8 million, $24.0 million and $28.7 million, respectively. At December 31, 1998, restructured loans were performing in accordance with their modified terms. At December 31, 1998, commitments to lend additional funds on restructured loans totaled $19,000. Interest recorded in 1998, 1997 and 1996 on restructured loans totaled $2.2 million, $2.3 million and $2.7 million, respectively. Interest that would have been recorded in 1998, 1997 and 1996 had the loans performed in accordance with their original terms was $2.3 million, $2.3 million and $2.6 million, respectively. The average yield on restructured loans was 9.27% for 1998 and 8.35% for 1997.

An effort is made to diversify risk within the loan portfolio with the objective of achieving high rates of return and minimizing losses for the benefit of shareholders and protection of depositors. Diversification of the loan portfolio by type of loan, geographic and industry concentration also reduces the overall risk by minimizing the adverse impact of any single event or set of occurrences.

Commercial loans comprised 87% of the total loan portfolio at December 31, 1998, up from 84% of the total portfolio at December 31, 1997. As illustrated in the following table, the Company's commercial loan portfolio is broadly diversified among many industries including entertainment, high technology, manufacturing, healthcare, real estate services and retail trade with no significant concentrations. The Company experienced loan growth across most industry sectors, with substantial growth in loans to manufacturing, entertainment, high technology, healthcare, title and escrow and retail trade businesses.

The following table sets forth the distribution of average commercial loans by industry type:

--------------------------------------------------------------------------------
                                         1998                     1997
                                  AVERAGE    PERCENT OF    AVERAGE    PERCENT OF
(DOLLARS IN THOUSANDS)            BALANCE    PORTFOLIO     BALANCE    PORTFOLIO
--------------------------------------------------------------------------------
Industry type:
 Manufacturing ............... $  507,298      17.62%   $  293,410      15.23%
 Entertainment ...............    359,804      12.50       234,479      12.17
 Title/escrow ................    357,799      12.43       122,072       6.34
 High technology .............    276,707       9.61       164,175       8.52
 Healthcare ..................    203,834       7.08       136,283       7.07
 Wholesale trade .............    196,582       6.83       168,362       8.74
 Retail trade ................    161,415       5.61       101,927       5.29
 Professional services .......    149,541       5.19       102,361       5.31
 Real estate services ........    137,730       4.78       122,734       6.37
 Consumers ...................    129,636       4.50        62,390       3.24
 Gaming ......................     87,489       3.04        77,355       4.02
 Distribution ................     73,984       2.57        60,167       3.12
 Apparel and textile .........     53,931       1.87        58,481       3.04
 Other .......................    182,852       6.37       222,345      11.54
--------------------------------------------------------------------------------
   TOTAL ..................... $2,878,602     100.00%   $1,926,541     100.00%
--------------------------------------------------------------------------------

The Company's real estate loans, both term and construction, are secured by first deeds of trust. Term loans are distributed among a variety of projects. The majority of the Company's construction loans are to builders of moderately priced residential tract homes.

At year-end 1998, real estate loans totaling $401.6 million do not include commercial loans to real estate related customers totaling $230.1 million. At December 31, 1998, these loans consisted of the following: $64.1 million to real estate agents, operators and lessors, $43.6 million to subcontractors and developers, $90.5 million to title and escrow companies and $31.9 million to builders.

The principal amount of loans pledged to secure public deposits and a credit line with the Federal Reserve approximated $231.0 million and $112.0 million at December 31, 1998 and 1997, respectively.


NOTE (5) ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the periods indicated is presented below:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS                       1998          1997          1996
--------------------------------------------------------------------------------
Balance, beginning of year ...........  $ 51,143      $ 36,051      $ 37,402
Provision for losses .................    33,375        22,892         6,881
Provision for loan losses of
 discontinued operation ..............        --            (3)           15
Loans charged off ....................   (23,793)      (10,365)      (11,025)
Recoveries on loans previously
 charged off .........................     1,924         2,568         2,778
--------------------------------------------------------------------------------
 NET CHARGE-OFFS .....................  $(21,869)     $ (7,797)     $ (8,247)
--------------------------------------------------------------------------------
 BALANCE, END OF YEAR ................  $ 62,649      $ 51,143      $ 36,051
--------------------------------------------------------------------------------

NOTE (6) PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                  1998            1997
--------------------------------------------------------------------------------
Land ...........................................    $  1,765        $  1,765
Buildings & improvements .......................       3,980           3,803
Leasehold improvements .........................       9,041           7,358
Furniture, fixtures & equipment ................      54,628          40,981
--------------------------------------------------------------------------------
LESS ACCUMULATED DEPRECIATION AND
 AMORTIZATION                                        (38,476)        (30,816)
--------------------------------------------------------------------------------
PREMISES AND EQUIPMENT, NET                         $ 30,938        $ 23,091
--------------------------------------------------------------------------------

NOTE (7) REAL ESTATE AND OTHER ASSETS OWNED

The following table provides a summary of real estate and other assets owned ("OREO") by type of property for the periods indicated:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                    1998          1997
--------------------------------------------------------------------------------
Real estate owned:
 Commercial .......................................    $ 1,362       $    --
 Acquisition and land development .................        255         2,719
 Single-family residential ........................        164           988
--------------------------------------------------------------------------------
 TOTAL                                                 $ 1,781       $ 3,707
--------------------------------------------------------------------------------
Other assets owned:
 Film distribution rights .........................    $   528       $   666
--------------------------------------------------------------------------------
   REAL ESTATE AND OTHER ASSETS
    OWNED, GROSS                                       $ 2,309       $ 4,373
--------------------------------------------------------------------------------
Less valuation allowance ..........................         --        (1,089)
--------------------------------------------------------------------------------
   REAL ESTATE AND OTHER ASSETS
    OWNED, NET                                         $ 2,309       $ 3,284
--------------------------------------------------------------------------------

The following comprises net real estate and other assets owned (income) expense for the periods indicated:

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                        1998          1997          1996
--------------------------------------------------------------------------------
Net (gain) loss on sale of real
 estate and other assets owned ........    $(1,164)      $  (352)      $   151
Valuation adjustments charged
 to operations ........................         --           556           476
Direct holding costs ..................        175           411         1,249
--------------------------------------------------------------------------------
Net real estate and other assets
 owned (income) expense                    $  (989)      $   615       $ 1,876
--------------------------------------------------------------------------------

The following table sets forth information regarding the Company's valuation allowance for OREO:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                       1998          1997          1996
--------------------------------------------------------------------------------
Balance, beginning of year ...........    $ 1,089       $   769       $ 4,686
Provision for OREO ...................         --           556           476
OREO sold/charged off ................     (1,089)         (236)       (4,393)
--------------------------------------------------------------------------------
BALANCE, END OF YEAR                      $    --       $ 1,089       $   769
--------------------------------------------------------------------------------

NOTE (8) EARNINGS PER COMMON SHARE/COMMON STOCK OUTSTANDING

The Company reports earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following table:

                                                 1998                            1997                           1996
----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED
DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER                         PER-SHARE                      PER-SHARE                       PER-SHARE
SHARE DATA)                          INCOME     SHARES     AMOUNT    INCOME     SHARES     AMOUNT    INCOME     SHARES     AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to shareholders:
 Income from continuing
  operations ....................   $ 43,748   42,587,418  $ 1.03   $ 54,548   41,900,852   $ 1.30    $ 62,302  40,570,578  $ 1.54
 Income (loss) from discontinued
  operation,
  net of tax ....................         --                   --        629                  0.02      (8,168)              (0.20)
                                    --------               ------   --------                ------    --------              ------
  Net income ....................   $ 43,748               $ 1.03   $ 55,177                $ 1.32    $ 54,134              $ 1.34

EFFECT OF DILUTIVE SECURITIES
 Incremental shares - from
  outstanding common
  stock options .................               1,588,126                       2,071,586                        1,774,099
                                               ----------                      ----------                       ----------
DILUTED EPS
Income available to shareholders:
 Income from continuing
  operations ....................   $ 43,748   44,175,544  $ 0.99   $ 54,548   43,972,438   $ 1.24    $ 62,302  42,344,677  $ 1.47
 Income (loss) from discontinued
  operations, net of tax ........         --                   --        629                  0.01      (8,168)              (0.19)
                                    --------               ------   --------                ------    --------              ------
 Net income                         $ 43,748               $ 0.99   $ 55,177                $ 1.25    $ 54,134              $ 1.28
------------------------------------------------------------------------------------------------------------------------------------


The number of shares used to compute basic and diluted income per common share has been retroactively adjusted to reflect stock splits and dividends as appropriate. On March 5, 1999, the Company paid an 8% stock dividend. The number of common shares outstanding for all periods presented has been adjusted to reflect this stock dividend. The Company split its common stock at the ratio of one share for every two shares outstanding on February 6, 1998. In the first quarter of 1997, the Company declared and paid a 10% stock dividend. In the fourth quarter of 1996, the Company split its common stock at the ratio of one new share for every two shares outstanding. In the first quarter of 1996, the Company declared and paid an 8% stock dividend.

Securities that could potentially dilute basic earnings per share in the future that were not included in the calculation of diluted earnings per share for 1998 because their effect was antidilutive totaled approximately 515,000 shares.

In September 1998, the Company announced that the Board of Directors had authorized the Company to repurchase 1,080,000 shares of its common stock, adjusted for the 8% stock dividend paid in March 1999, in addition to the existing repurchase plan announced in January 1997, under which 1,782,000 shares, as adjusted for stock dividends and splits, were authorized to be purchased. As of December 31, 1998, the Company had repurchased 1,849,542 shares, adjusted for the 8% stock dividend, of the total 2,862,000 shares authorized for repurchase. The stock repurchase program will reduce the shares outstanding, and shares repurchased may later be issued to the Company's employee stock ownership plan or issued under the employee stock option plan. The repurchased shares will reduce the dilution from issuances in connection with those plans as well as from any future stock dividends.

NOTE (9) DEPOSITS

Interest expense on time certificates of deposit with balances of $100,000 or more totaled $47.5 million in 1998, $38.5 million in 1997 and $36.8 million in 1996.

Included in the Company's noninterest-bearing demand deposits are deposits of customers in the real estate services industry. While these deposits are noninterest bearing, the Company incurs customer services expense in the form of payments to third parties who provide accounting, courier and other deposit-related services for these customers. The costs associated with these deposits are included in "Customer services" in the accompanying Consolidated Statement of Income. During 1998 and 1997, the average balances of such deposit accounts were $1.4 billion and $767.1 million, respectively.

The following table shows the time remaining to maturity of time certificates of deposit at December 31, 1998 and 1997:


--------------------------------------------------------------------------------
                               $100,000 AND OVER          UNDER $100,000
(DOLLARS IN THOUSANDS)                1998        1997        1998        1997
-------------------------------------------------------------------------------

3 months or less ...............  $784,316    $486,747    $111,295    $ 59,409
Over 3 through 6 months ........   166,094     140,831      37,049      28,403
Over 6 through 12 months .......    37,180      71,143      20,035      37,069
1 year through 5 years .........       669       6,043       2,845       3,662
--------------------------------------------------------------------------------
 TOTAL .........................  $988,259    $704,764    $171,224    $128,543
--------------------------------------------------------------------------------

NOTE (10) SHORT-TERM BORROWINGS

The following table sets forth information with respect to Federal funds purchased and securities sold under agreements to repurchase:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      1998          1997          1996
--------------------------------------------------------------------------------
Balance, end of year .................  $ 25,141      $ 39,000      $ 12,450
Weighted average interest rate,
 end of year .........................      4.70%         5.39%         4.93%
Average amount outstanding ...........
 during the year .....................  $ 34,659      $ 27,353      $ 16,489
Weighted average interest rate
 for the year ........................      5.35%         5.32%         5.04%
Maximum amount outstanding at
 any month end .......................  $140,850      $ 80,300      $ 37,700
================================================================================

Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities. Interest expense associated with Federal funds purchased and securities sold under repurchase agreements totaled $1.9 million, $1.5 million and $0.8 million for 1998, 1997 and 1996, respectively.

At December 31, 1998, the Company had unused borrowing capacity under Federal funds lines of $205.0 million. The Company also had approximately $87.0 million available on a credit line with the Federal Reserve at December 31, 1998. The Company incurred no commitment fees relating to short-term credit lines during 1998. Federal funds purchased and securities sold under agreements to repurchase outstanding at December 31, 1998, matured on the next business day.

The Company issues commercial paper. The following table sets forth information regarding the Company's outstanding commercial paper for the periods indicated:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                       1998          1997          1996
--------------------------------------------------------------------------------
Balance, end of year .................    $30,447       $15,898       $ 8,011
Weighted average interest rate,
 end of year .........................       5.01%         5.26%         5.11%
Average amount outstanding
 during the year .....................    $24,677       $13,960       $18,613
Weighted average interest rate
 for the year ........................       5.33%         5.30%         5.45%
Maximum amount outstanding at
 any month end .......................    $30,812       $19,931       $25,707
================================================================================

Commercial paper outstanding at December 31, 1998, matured within 30 days, except one issue of $100,000 that matured within 60 days.

The Bank is a designated depository for federal tax collections. These tax collections, as set forth in the following table, bear interest at 25 points below the Federal funds rate:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                      1998          1997          1996
--------------------------------------------------------------------------------
Balance, end of year ...............    $  5,013      $  1,017      $ 24,436
Weighted average interest rate,
 end of year .......................        4.54%         5.59%         6.01%
Average amount outstanding
 during the year ...................    $ 38,014      $ 34,990      $ 26,259
Weighted average interest rate
 for the year ......................        5.32%         5.35%         5.00%
Maximum amount outstanding at
 any month end .....................    $107,910      $ 97,155      $ 89,579
================================================================================

NOTE (11) LONG-TERM BORROWINGS


(A) FLOATING RATE NOTES AND FIXED RATE DEBENTURES

In 1979, the Company issued $16,500,000 of Floating Rate Notes ("the Notes") which mature on August 1, 1999. The Notes were convertible at the option of the holder at any time prior to August 1, 1986, into an equivalent principal amount of Debentures. At December 31, 1998, $1,106,000 in Notes and $999,000 in Debentures were outstanding and the current interest rates on the Notes and Debentures were 6.00% and 9.00%, respectively. At December 31, 1997, the outstanding Notes and Debentures totaled $2,219,000 and $1,038,000, respectively.

The Notes and Debentures may be redeemed after August 1, 1989, at the option of the Company until maturity at a declining premium, plus accrued interest.

The Company was required under the indenture to make equal annual mandatory sinking fund payments of $1,650,000 in each of the years 1992 through 1998 which will be sufficient to retire at par approximately 90% of the aggregate principal amount of Notes and Debentures prior to maturity. The 1998 sinking fund payment was made in the third quarter. The Notes and Debentures will be paid off on their maturity date of August 1, 1999.

The Trust Indentures for the Notes and Debentures include provisions which restrict the sale or issuance of capital stock of the Bank, the payment of dividends and the disposition of assets. The Company was in compliance with the provisions of the respective Trust Indentures at December 31, 1998.

(B) OTHER BORROWED FUNDS

Other borrowed funds include a total of $290,000 due on an equity line of credit, 5-year term loan and leases held by the Company's U S Audiotex subsidiary. The average balance of other borrowed funds for the year was $370,000 and the average rate paid was 9.75%. Interest expense on borrowed funds also includes $106,000 to maintain a line of credit for Imperial Financial Group. The line was never used.

(C) CAPITAL SECURITIES

On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% capital securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") together with the Capital Securities (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The excess of the stated redemption price at maturity of the Junior Subordinated Debentures over their original issue price resulted in an original issue discount of $1.8 million. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026, at which time the Company is mandatorily obligated to redeem the Capital Securities.

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

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at December 31, 1998.

The unamortized discount on the Capital Securities was $1.6 million at December 31, 1998.

The Company used $67.2 million of the net proceeds from the sale of the Junior Subordinated Debentures to make additional investments in the Bank. An investment of $30.0 million was made in September 1997 and an investment of $37.2 million was made in January 1998. The remainder of the proceeds has been used to implement the Company's stock repurchase plan. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at December 31, 1998.

NOTE (12) INCOME TAXES

Income tax expense (benefit) is included in the accompanying Consolidated Statement of Income as follows:

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                        1998         1997         1996
--------------------------------------------------------------------------------
Income tax expense (benefit) from:
 Continuing operations ...............    $ 28,449     $ 36,502     $ 43,278
 Discontinued operations .............          --          456       (6,000)
--------------------------------------------------------------------------------
   TOTAL .............................    $ 28,449     $ 36,958     $ 37,278
================================================================================

The income tax provision for both continuing and discontinued operations in the Consolidated Statement of Income is comprised of the following current and deferred amounts:

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                       1998          1997          1996
--------------------------------------------------------------------------------
Current:
 Federal .............................   $ 29,234      $ 24,704      $ 19,897
 State ...............................     10,362         7,162         6,609
--------------------------------------------------------------------------------
   TOTAL .............................   $ 39,596      $ 31,866      $ 26,506
================================================================================
Deferred:
 Federal .............................    (16,274)       (2,701)        4,485
 State ...............................     (5,180)          554         2,136
--------------------------------------------------------------------------------
   TOTAL .............................   $(21,454)     $ (2,147)     $  6,621
================================================================================
Total:
 Federal .............................     12,960        22,003        24,382
 State ...............................      5,182         7,716         8,745
--------------------------------------------------------------------------------
 Taxes credited to
  shareholders' equity ...............     10,307         7,239         4,506
--------------------------------------------------------------------------------
 Reversal of overaccrued taxes
  from prior years ...................         --            --          (355)
--------------------------------------------------------------------------------
   TOTAL .............................   $ 28,449      $ 36,958      $ 37,278
================================================================================

During 1997, the Company recorded a $0.4 million reduction of income tax expense to reflect the finalization of prior years income tax issues.

The Company had a current income tax payable of $1.5 million at December 31, 1998, and a current income tax receivable of $6.1 million at December 31, 1997. Of the $10.3 million tax benefit recorded directly to shareholders' equity in 1998, $8.7 million represents current taxes receivable associated with employee stock options and $1.6 million represents the increase in deferred taxes associated with the unrealized loss on securities available for sale.

Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax asset:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                      1998         1997
--------------------------------------------------------------------------------
Components of the deferred tax asset:
 Bad debt deduction ..................................  $ 22,699     $ 17,972
 Deferred compensation ...............................    15,682       10,251
 State franchise taxes ...............................     2,927        3,571
 Accrued expenses ....................................     1,715           --
 Deferred gain .......................................     1,495           --
 Goodwill amortization ...............................     1,194        1,143
 Unrealized loss on securities available for sale ....       407           --
 Other ...............................................       811        1,056
--------------------------------------------------------------------------------
   TOTAL .............................................  $ 46,930     $ 33,993
--------------------------------------------------------------------------------
 Valuation allowance .................................        --           --
--------------------------------------------------------------------------------
 DEFERRED TAX ASSET, NET OF VALUATION ALLOWANCE ......  $ 46,930     $ 33,993
--------------------------------------------------------------------------------
Components of the deferred tax liability:
 Prepaid expense .....................................      (722)        (454)
 Installment sale of real estate owned ...............        --           (5)
 Depreciation ........................................        --         (207)
 Deferred loan fees ..................................    (1,326)      (1,114)
 Investment in Imperial Credit Industries, Inc. ......   (21,960)     (30,306)
 Low income housing ..................................      (411)      (1,330)
 Other ...............................................      (702)        (222)
--------------------------------------------------------------------------------
   TOTAL .............................................  $(25,121)    $(33,638)
--------------------------------------------------------------------------------
   NET DEFERRED TAX ASSET ............................  $ 21,809     $    355
================================================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The income tax provision related to income from continuing operations differs from the amount computed by applying the statutory Federal income tax rate for the following reasons:

                            ----------------------------------------------------
                                  1998               1997               1996
                            ----------------------------------------------------
                                      % OF               % OF              % OF
                                    PRETAX             PRETAX            PRETAX
(DOLLARS IN THOUSANDS)      AMOUNT  INCOME     AMOUNT  INCOME     AMOUNT  INCOME
-------------------------------------------------------------------------------

Income tax provision at
 statutory rate .......... $25,269   35.0%    $31,867   35.0%    $36,953   35.0%
(Reduction) increase in
 taxes resulting from:
Tax exempt interest ......    (102)  (0.1)       (102)  (0.1)       (167)  (0.2)
Cash surrender value of
 officers life insurance .    (318)  (0.4)       (428)  (0.4)        (90)  (0.1)
Appreciation of donated
 Imperial Credit
 Industries, Inc. common
 stock ...................      --     --        (986)  (1.1)     (1,294)  (1.2)
State franchise taxes, net
 of Federal income tax
 benefit .................   5,096    7.1       6,222    6.8       7,510    7.1
Reversal of overaccrued
 taxes from prior year ...      --     --        (410)  (0.4)       (355)  (0.4)
Low income housing tax
 credit ..................  (1,854)  (2.6)         --     --          --     --
Other ....................     358    0.4         339    0.3         721    0.8
--------------------------------------------------------------------------------
TOTAL .................... $28,449   39.4%    $36,502   40.1%    $43,278   41.0%
================================================================================

NOTE (13) EMPLOYEE BENEFIT PLANS

The Company has established the following employee benefit plans. All share amounts have been adjusted for the 8% stock dividend paid on March 5, 1999.

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

A contribution of $2.8 million was made to the plan in the first quarter of 1999 for 1998 performance. A total of $3.5 million was contributed for 1997 during the first quarter of 1998. During 1996, the Company contributed $2.5 million to the ESOP while no contribution was made to the profit sharing plan. The trusts created by the combined plan held 1,571,775 shares at December 31, 1998, and 1,898,332 shares at December 31, 1997. The shares held by the combined plan represented approximately 3.8% of the Company's total shares outstanding at December 31, 1998.

IMPERIAL BANCORP 401(K) PLAN: The Company has a 401(k) Plan in which all employees of the Company, Bank and certain subsidiaries may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least six months prior to the semi-annual enrollment date. Employees may contribute up to 14% of their salaries with the Company matching 50% of any contribution, up to the first 8% of earnings contributed by the employee.

Only active 401(k) Plan members at December 31 of any year are eligible to receive Company matching contributions for that year. The Company's matching contributions under the 401(k) Plan approximated $1.7 million in 1998, $1.2 million in 1997 and $950,000 in 1996. Distributions of employee and matching contributions to terminated participants are made in accordance with the contribution allocation form signed by the employee in either common stock of the Company or cash or a combination thereof. The trust created by the plan held 809,755 shares at December 31, 1998, and 767,595 shares at December 31, 1997.

SUPPLEMENTAL COMPENSATION PLANS:

DEFERRED COMPENSATION PLAN: In 1992, the Company adopted a Deferred Compensation Plan ("the 1992 Plan") in order to provide specified benefits to certain key employees and directors. Participants are allowed to defer portions of their compensation each plan year, subject to a minimum and a maximum dollar amount of deferral. In any plan year, the Company will make a matching contribution of not less than 10% nor more than 50% of the participants' deferral for that year. The exact ratio will be determined by a formula based on return on shareholders' equity. The matching contribution ratio as calculated was 10% for 1998 and 50% for 1997.

Effective January 1, 1996, the Company adopted a second Deferred Compensation Plan ("the 1996 Plan"), with features similar to the 1992 Plan. The 1996 Plan allows participants to alter their initial deferral percentage in subsequent plan years which is not allowable under the 1992 Plan. In addition, participants in the 1992 Plan were permitted to transfer certain compensation deferred under the 1992 Plan to the 1996 Plan when the 1992 Plan expired on December 31, 1998. Balances not transferred to the 1996 Plan will be paid out to the participants in accordance with the payout election made at the time they entered the Plan.

Each participant's "account balance" earns interest at a rate established annually. Prior to September 1, 1997, the rate of interest for both the 1992 and 1996 Plan was based upon the Moody's Seasoned Corporate Bond Rate. The Company amended both the 1992 and 1996 Plans effective September 1, 1997, to compute interest based on the 10-Year Treasury Bond Yield plus 250 basis points. The rate for 1998 was 8.37%. The rates for 1997 were 7.41% for the period January 1, 1997, to August 29, 1997, and 8.84% for the period September 1, 1997, to December 31, 1997. The rate for 1996 was 7.30%.

The expense of funding the deferred compensation plans totaled $2.3 million, $2.9 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

To offset the deferred compensation plan liability, the Company purchased life insurance policies during 1996 for which it is the beneficiary. The policies have a cash surrender value which substantially offsets the premiums paid for the policies. The net (income) expense derived from the policies included in the accompanying Consolidated Statement of Income approximated ($33,000), ($466,000) and $50,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

DEATH BENEFIT ONLY PLAN: The Death Benefit Only Plan ("DBO Plan") was established in 1986 to provide certain death benefits to the Company's then Chairman and Vice Chairman, so long as they remained employed by the Company. The DBO Plan provides for lump sum payments to the estate of each individual in amounts ranging from $2.5 million in year one to $5.1 million in year fifteen, depending on the time of death. The DBO Plan was funded by the Company through the purchase of life insurance for which it is the beneficiary. The benefits specified by the DBO Plan are accrued over fifteen years (expected mortality). The DBO Plan was designed such that, if the assumptions made with respect to mortality experience, policy dividends and other factors are realized, the Company will recover all costs including life insurance premiums and benefits paid by it, plus a factor for the use of its money.

The Company's income related to the funding of the DBO Plan amounted to $222,000, $254,000 and $276,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

SPLIT DOLLAR LIFE INSURANCE PLAN: In 1996, the Company established a Split Dollar Life Insurance Plan to provide certain death benefits to the estate of the Company's Chairman and his spouse. The insurance policy purchased under the plan provides for a lump sum payment to the estate of the Company's Chairman in amounts ranging from $10.5 million in year one to $5.2 million in year 26, depending on the time of death. The Company is obligated to make annual premium payments of $830,000 with respect to the policy for a twelve-year period. At the end of the thirteenth year, the Company will receive back an amount equal to the aggregate premiums paid without interest or earnings. The cash surrender value generated by the policy offsets the amount of premiums paid over the life of the policy. The net (income) expense derived from the policy in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996 approximated ($215,000), ($99,000) and $350,000, respectively.

STOCK OPTION PLAN: The Company has a stock option plan for directors and certain employees. Options are granted at the market price of the Company's common stock at the date of grant, and become exercisable immediately for all directors. Options which have been granted to employees are exercisable at either 25% or 16.7% per year beginning one year after the date of grant.

A summary of changes in outstanding options is as follows:

--------------------------------------------------------------------------------
                                      1998             1997             1996
--------------------------------------------------------------------------------
Options outstanding,
 beginning of year ..........    4,157,779        5,160,228        4,221,827
Options granted .............    2,569,189          413,098        2,283,234
Options exercised ...........     (992,836)      (1,410,752)      (1,245,051)
Options cancelled ...........   (1,737,541)          (4,795)         (99,782)
--------------------------------------------------------------------------------
OPTIONS OUTSTANDING,
 END OF YEAR ................    3,996,591        4,157,779        5,160,228
================================================================================

There were 1.5 million option shares available for future grants at December 31, 1998.

Information regarding stock option activity and prices of the shares is as follows:

--------------------------------------------------------------------------------
                                                                        AVERAGE
                                                                         OPTION
                                          NUMBER            OPTION        PRICE
                                              OF       PRICE RANGE          PER
                                         SHARES*        PER SHARE*       SHARE*
--------------------------------------------------------------------------------
Shares under option at:
   December 31, 1998  .............    3,996,591      $2.24-$29.63      $10.06
   December 31, 1997  .............    4,157,779      $2.25-$29.94      $ 7.72
   December 31, 1996  .............    5,160,228      $2.25-$12.34      $ 5.78
Options exercisable at:
   December 31, 1998  .............    2,464,747      $2.24-$29.63      $ 8.56
   December 31, 1997  .............    2,558,248      $2.24-$28.63      $ 6.31
   December 31, 1996  .............    3,309,500      $2.24-$10.24      $ 4.83
Options exercised during the year:
   December 31, 1998  .............      992,836      $2.76-$11.47      $ 5.47
   December 31, 1997  .............    1,410,752      $2.53-$10.24      $ 3.44
   December 31, 1996  .............    1,245,051      $2.53-$ 7.70      $ 2.88
================================================================================

*Adjusted for stock dividends declared and paid first quarter 1999 and 1997 and 3-for-2 stock splits effected in 1996 and first quarter 1998.

The Company recorded additional shareholders' equity of $2.9 million in 1998 and $4.8 million in 1997 related to the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which was recorded as a component of shareholders' equity, approximated $8.7 million in 1998 and $7.6 million in 1997. During 1998 and 1997, $42,000 and $1.9 million of common stock was exchanged and retired in conjunction with the exercise of stock options.

Due to adverse market conditions that led to a drop in the Company's stock price, options granted between October 1, 1997 and December 2, 1998, were repriced at $16.00 a share. The number of options granted was also adjusted. Recipients of option grants for 1,000-3,000 shares received repriced options for 70% of the original number of shares; recipients of option grants for over 3,000 shares received repriced options for 60% of the original number of shares; and executive officers and directors received repriced options for 50% of the original number of shares. The repriced options have a grant date of December 2, 1998, and the option vesting schedule was revised accordingly. Option holders were given the opportunity to accept the offer of repriced options or retain their original options. Options surrendered for repricing were canceled and new options issued. A total of 1.4 million options, with an average price of $26.82, were canceled and 829,625 new options issued under the program.

The Company applies APB 25 in accounting for the stock option plan and, accordingly, no compensation cost has been recognized in the Consolidated Financial Statements for the fair value of stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated in the table below:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER
SHARE DATA)                                   1998         1997         1996
--------------------------------------------------------------------------------
Income from continuing operations:
 As reported .........................  $   43,748   $   54,548   $   62,302
 Pro forma ...........................      41,234       52,317       60,735
Net income:
 As reported .........................  $   43,748   $   55,177   $   54,134
 Pro forma ...........................      41,234       52,946       52,567
Basic income per share from
 continuing operations:
 As reported .........................  $     1.03   $     1.30   $     1.54
 Pro forma ...........................        0.97         1.25         1.50
Basic net income per share:
 As reported .........................  $     1.03   $     1.32   $     1.34
 Pro forma ...........................        0.97         1.26         1.30
Diluted income per share from
 continuing operations:
 As reported .........................  $     1.00   $     1.24   $     1.47
 Pro forma ...........................        0.93         1.19         1.43
Diluted net income per share:
 As reported .........................  $     1.00   $     1.25   $     1.28
 Pro forma ...........................        0.93         1.20         1.24
--------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years presented:

--------------------------------------------------------------------------------
                                              1998         1997         1996
--------------------------------------------------------------------------------
Dividend yield ..........................       --           --           --
Expected life of option (years):
 Officers ...............................      6.1          6.8          6.5
 Directors ..............................      4.6          2.8          3.5
Stock price volatility:
 Officers ...............................       44%          42%          44%
 Directors ..............................       39           39           45
================================================================================

The risk-free interest rates used in the Black-Scholes option-pricing model were equal to comparable U.S. Treasury rates at each respective grant date. A 10-year rate was used for valuing officers' options and a 5-year rate was used for valuing directors' options based upon the respective terms of the options.

The weighted average fair value at the date of grant for options granted during 1998, 1997 and 1996 was $14.13 per option, $10.13 per option and $5.20 per option, respectively.

The full impact of calculating compensation cost for stock options is not reflected in the pro forma income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995, is not considered.

NOTE (14) LOANS TO OFFICERS

Pursuant to an Employee Loan Program and under by-laws approved by shareholders in 1984, the Company had $3.4 million and $3.5 million in loans to certain officers and directors, outstanding at December 31, 1998 and 1997, respectively. With respect to loans made to the Company's Chairman, one loan matures at the earlier of his termination of employment or January 1, 2002, and is secured by his interest in the DBO Plan (Note 13). A second loan to the Company's Chairman is unsecured and matures at the earlier of his termination of employment or August 15, 2000. During 1998, additional loans made to officers totaled $423,000 and payments received totaled $520,000. Loans to other officers are unsecured, are due in seven equal annual principal payments or on demand, and mature at the earlier of each individual's termination of employment or August 15, 2000. These loans accrue interest at a rate which is equal to 60% of the average of the one-year and three-year Treasury securities rates as published in the Wall Street Journal at the end of each calendar year, to be fixed at that rate for the coming year. The rate was 3.4% for 1998 and will be 2.8% for 1999.

NOTE (15) COMMITMENTS AND CONTINGENT LIABILITIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate cap and floor contracts, interest rate swaps, options, and forward and financial futures contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

For interest rate cap, collar, floor and swap transactions, forward and financial futures contracts, and options, the contract or notional amounts do not represent exposure to credit loss. Risk originates from the inability of counterparties to meet the terms of the contracts and from market movements in securities' values and interest rates. It is currently estimated that the related credit risk of these investments is an immaterial percentage of the notional amounts. The Company controls the credit risk of its interest rate cap, collar, floor and swap agreements and forward and financial futures contracts through credit approvals, limits and monitoring procedures.

A summary of the contract or notional amounts of significant commitments and contingent liabilities is as follows:

--------------------------------------------------------------------------------
AT DECEMBER 31, (DOLLARS IN THOUSANDS)                      1998          1997
--------------------------------------------------------------------------------
Commitments to extend credit ......................   $2,764,908    $2,072,020
Standby letters of credit .........................      159,811       170,513
Commercial letters of credit ......................       81,874        75,088
When-issued securities ............................       18,341         2,730
Asset/liability management:
Interest rate swaps ...............................       84,000       102,000
Interest rate caps and collars purchased ..........    1,025,593            --
Interest rate floors purchased ....................    4,750,000     5,250,000
Trading contracts:
Spot and forwards to purchase foreign currency ....       71,259        76,055
Spot and forwards to sell foreign currency ........       71,005        75,731
--------------------------------------------------------------------------------

The Company's net interest margin is sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans, are generally tied to the prime rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's prime-based assets and LIBOR-correlated liabilities.

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate caps and floors with strike prices that generally adjust quarterly and range from 100-250 basis points below or above (depending on the instrument) current market rates at the time the caps and floors were purchased.

INTEREST RATE CAPS AND FLOORS: In March 1998, the Company purchased an over-the-counter interest rate cap with a notional value of $1.0 billion. The cap provides protection in the event the three-month LIBOR rate increases above the 8.33% strike price. The unrealized gain on the cap was approximately $454,000 at December 31, 1998. The unamortized premium on the cap was $353,000 at year end. The cap expires in March 2001. In addition, at December 31, 1998, the Company owned interest rate caps and collars with a notional value totaling $25.6 million that hedge specific lending transactions. The unrealized loss on these contracts approximated $31,000 at December 31, 1998. The strike prices on the caps and collars are tied to prime or LIBOR consistent with the pricing on the underlying lending transaction. These caps and collars expire as follows:
$9.0 million in the first quarter of 1999, $6.0 million in the second quarter of 1999, $4.0 million in the fourth quarter of 1999 and $6.6 million in the first quarter of 2000.

At December 31, 1998, the Company owned exchange traded floors totaling $4.75 billion that expire at the rate of $1.25-$1.75 billion per quarter through the third quarter of 1999. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of 4.0%. The unrealized gain on the floors approximated $344,000 at December 31, 1998. The unamortized premium relating to the floors was $1.8 million at year end.

Exchange traded floors owned at December 31, 1997, expired at the rate of $1.0 billion per quarter in the first, second and third quarters of 1998. In June 1998, the Company purchased exchange traded floors with a notional value of $1.5 billion. The floors had a strike price of 4.75% and expired in June 1999. In July 1998, the Company purchased exchange traded floors with a notional value of $250.0 million. The floors had a strike price of 4.75% and expired in June 1999. In August 1998, the Company purchased exchange traded floors with a notional value of $500.0 million. The floors had a strike price of 4.75% and expired in September 1999. In October 1998, following a decline in the LIBOR rate, the Company sold exchange traded floor contracts with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75% to 4.00%. The Company concurrently purchased exchange traded floor contracts with a notional amount totaling $4.75 billion. The gain on the sale of the floors, net of the remaining unamortized premium, is being amortized over the term of the original floors. The balance of the deferred gain at December 31, 1998, was $3.3 million.

INTEREST RATE SWAPS: In June 1998, the Company entered into two fixed-for-floating interest rate swaps with a total notional value of $5.0 million. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 5.95%. The swaps mature in June 1999. Concurrently, the Company entered into interest rate swaps with its subsidiary, Crown American Bank. The notional amount, maturity and payment due dates on the swaps coincide with the original swaps, however, the payment terms require the Company to pay a fixed rate of 5.95% and receive three-month LIBOR. The purpose of the swaps is to convert to a floating rate a similar amount of one-year fixed rate time certificates of deposit acquired on behalf of Crown American Bank as part of a $35.0 million time deposit acquisition program. The unrealized gain on the swaps approximated $11,000 at December 31, 1998.

In July 1998, the Company entered into an interest rate swap with a notional value of $4.0 million. The swap requires the Company to pay a fixed rate of 5.95% and receive three-month LIBOR. The swap matures in July 2004. The purpose of the swap is to convert a fixed rate loan to a commercial borrower to a floating rate. The unrealized loss on the swap approximated $151,000 at December 31, 1998.

The following table summarizes the Company's derivative instruments for the years ended December 31, 1998 and 1997:

-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998 (Dollars in            NotionaL    Weighted
thousands)                                   Amount    Average Rate  Terms and Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
 Over the counter. . . . . . . . . . . .   $1,000,000      n/a      Expires March 2001.
 Over the counter. . . . . . . . . . . .   $   25,593      n/a      Expires $9.0 million first quarter 1999, $6.0 million second quarter 1999, $4.0 million fourth quarter 1999 and $6.6 million first quarter 2000. Contracts hedge specific lending
                                                                    transactions.
Interest rate floors purchased
 Exchange traded . . . . . . . . . . . .   $4,750,000      n/a      $1.25 billion expires first quarter 1999, $1.75 billion expires second and third quarters 1999.
Interest rate swaps
Loans:
 Pay-fixed rate. . . . . . . . . . . . .   $    4,000    5.95%      Matures third quarter 2004.
 Receive-3 month LIBOR . . . . . . . . .   $    4,000    5.31%
Deposits:
 Pay-3 month LIBOR plus 32 basis points.   $    5,000    5.43%      Matures second quarter 1999.
 Receive-fixed rate. . . . . . . . . . .   $    5,000    5.95%
Capital securities:
 Pay-3 month LIBOR . . . . . . . . . . .   $   75,000    5.73%      Matures second quarter 2007.
 Receive-fixed rate. . . . . . . . . . .   $   75,000    7.18%
-----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1997 (Dollars in            Notional    Weighted
THOUSANDS)                                   Amount    Average Rate  Terms and Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate floors purchased
 Exchange traded . . . . . . . . . . . .   $5,250,000     n/a       $1.0 billion expiring per quarter in first, second, third and fourth quarter 1998. $1.25 billion expiring first quarter 1999.
Interest rate swaps
Time deposits:
 Pay-3 month LIBOR less 10 basis points.   $   27,000    5.63%      Matures first quarter 2007, callable by the Company first
                                                                    quarter 1998 and semi-annually thereafter.
 Receive-fixed rate. . . . . . . . . . .   $   27,000    7.15%
Capital securities:
 Pay-3 month LIBOR . . . . . . . . . . .   $   75,000    5.75%      Matures second quarter 2007.
 Receive-fixed rate. . . . . . . . . . .   $   75,000    7.18%
-----------------------------------------------------------------------------------------------------------------------------------

In the first quarter of 1997, the Company sold $27.0 million of ten-year certificates of deposit with a fixed rate of 7.15%. These long-term certificates of deposit were callable by the Company after one year and semi-annually after that. In order to minimize the interest rate risk of paying out a fixed rate for ten years, the Company executed an interest rate swap transaction with a notional value of $27.0 million in the first quarter of 1997. The swap was callable at the option of the counter-party after one year and semi-annually thereafter. The interest rate swap required the Company to pay a rate of three-month LIBOR less 10 basis points, quarterly for ten years. Simultaneously, the Company received quarterly interest payments at a fixed rate of 7.15% for ten years. On July 28, 1998, the swap was called by the counterparty and the Company paid off the certificates of deposit.

In April 1997, the Company issued $75.0 million of 9.98% capital securities (the "Capital Securities") and entered into three fixed-for-floating interest rate swaps with a total notional value of $75.0 million in order to convert the Capital Securities to a floating rate. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 7.18% on $25.0 million, 7.186% on $25.0 million and 7.187% on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the Capital Securities. The unrealized gain on the swaps approximated $9.1 million at December 31, 1998.

The impact of the Company's use of derivative financial instruments was a $1.5 million and $507,300 increase in net interest income, and a 3 basis point and 2 basis point increase in net interest margin for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1996, the Company's use of derivative financial instruments resulted in a $700,000 increase in net interest income and a 3 basis point increase in net interest margin.

OTHER COMMITMENTS: As of December 31, 1998 and 1997, SBA loans serviced for others approximated $103.4 million and $81.1 million, respectively. In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers of loans. Under certain circumstances, loans must be repurchased if there has been a breach of representations or warranties.

The Company's wholly owned subsidiary, Imperial Trust Company, a California licensed trust company, had total assets under management of approximately $9.6 billion and $8.7 billion at December 31, 1998 and 1997, respectively.

LEASE COMMITMENTS: The Company leases the land and buildings for certain of its premises under noncancelable operating leases which expire in various years to 2012. Lease payments, net of sublease income, charged to net occupancy expense in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996, amounted to approximately $7.9 million, $6.8 million and $6.3 million, respectively.

Aggregate minimum rental commitments under these leases net of $532,000 of income to be received from noncancelable subleases are as follows:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        AMOUNT
--------------------------------------------------------------------------------

1999  ..............................................          $ 7,972
2000  ..............................................            6,387
2001  ..............................................            6,138
2002  ..............................................            5,441
2003  ..............................................            4,534
Thereafter .........................................           13,270
--------------------------------------------------------------------------------
TOTAL ..............................................          $43,742
--------------------------------------------------------------------------------

Certain of the aforementioned leases contain provisions such that the Company may at its option renew the leases at a specified rental for a specified period. Certain of the leases also contain provisions such that the Company must pay all property taxes on the premises or any increase in property taxes after specified years.

In addition, the Company has entered into long-term agreements for certain data processing and computer software products and services. These agreements expire in various years to 2002 and contain provisions that allow renewal at a specified amount for a specified period. Total expense from these agreements equaled $3.7 million in 1998, $3.3 million in 1997 and $2.9 million in 1996 and are included in data processing in the Consolidated Statement of Income.

Aggregate minimum contractual payments under these agreements are as follows:

--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                            AMOUNTS
--------------------------------------------------------------------------------
1999 .......................................................       $2,514
2000 .......................................................        2,519
2001 .......................................................        2,518
2002 .......................................................        1,469
--------------------------------------------------------------------------------
TOTAL ......................................................       $9,020
--------------------------------------------------------------------------------

DIRECTOR CLAIMS: A dispute has arisen between the Bank and Second Southern Corp, a corporation owned by one of its directors, G. Louis Graziadio, III as to the existence and content of an alleged modification to the Consulting Agreement dated as of November 1, 1991, which agreement arose out of the formation of Imperial Credit Industries, Inc. Mr. Graziadio claims that the Consulting Agreement was modified during 1997 to pay Second Southern a fixed amount based on the market value at modification of 2.5% of the Bank's stake in ICII less the basis established in the agreement. The Bank has maintained that the Agreement has not been modified. Mr. Graziadio also has made claims against the Bank in connection with Imperial Financial Group, Inc. for expenses and compensation from its formation, which the Bank disputes. The claims in total are not material to the financial condition of the Company. Negotiations have taken place and a special committee of the Company's board consisting of the outside directors recommended a settlement, but no agreement has yet been reached to resolve the claims. No proceeding has been brought by either party to resolve the claims.

LEGAL ACTION: The Company and its subsidiaries are defendants in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the Company.


NOTE (16) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS No. 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans receivable, time deposits, borrowings and various off-balance sheet items. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

SECURITIES HELD TO MATURITY, SECURITIES AVAILABLE FOR SALE AND TRADING
INSTRUMENTS: Fair values are based on bid prices and quotations published and/ or received from securities dealers.

LOANS HELD FOR SALE: Fair value is based on quoted market prices and/or forward delivery contracts.

LOANS : The fair value of the loan portfolio is generally estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated based on the AAA Corporate Bond Rate, adjusted for credit risk and the Company's cost to administer such instruments. Expected future cash flows are estimated using maturity dates for performing loans, with cash flows on nonaccrual loans estimated on an individual basis. For nonaccrual and potential problem loans secured by real property, estimated fair value has been determined on an individual basis, considering the value of the collateral as determined by a current third party appraisal and estimated foreclosure, holding and selling costs. For consumer loans, market rates of interest are based on current market rates charged for these loans.

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

The estimated fair values of the Company's financial instruments are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998                          1997
                                                                                       Estimated                     Estimated
                                                                         Carrying           Fair       Carrying           Fair
At December 31, (Dollars in Thousands)                                     Amount          Value         Amount          Value
-----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks ...........................................   $   355,317    $   355,317    $   316,600    $   316,600
Trading instruments ...............................................        52,971         52,971         35,782         35,782
Securities available for sale .....................................       694,814        694,814        669,266        669,266
Securities held to maturity .......................................         3,898          3,898          4,026          4,026
Federal funds sold and securities purchased
  under resale agreements .........................................     1,446,000      1,446,000        765,000        765,000
Loans held for sale ...............................................        18,287         19,416          3,763          4,120
Loans:
 Commercial loans .................................................     3,015,132      2,999,639      2,350,438      2,377,887
 Real estate loans ................................................       401,629        404,596        407,721        398,032
 Consumer loans ...................................................        35,354         35,235         30,449         30,347
-----------------------------------------------------------------------------------------------------------------------------------
 Total loans ......................................................   $ 3,452,115    $ 3,439,470    $ 2,788,608    $ 2,806,266
-----------------------------------------------------------------------------------------------------------------------------------
 Less allowance for loan losses ...................................   $   (62,649)   $        --    $   (51,143)   $        --
-----------------------------------------------------------------------------------------------------------------------------------
 Net loans ........................................................   $ 3,389,466    $ 3,439,470    $ 2,737,465    $ 2,806,266
-----------------------------------------------------------------------------------------------------------------------------------
Financial liabilities:
Deposits:
 Demand ...........................................................   $ 3,298,070    $ 3,298,070    $ 2,378,830    $ 2,378,830
 Savings ..........................................................        25,135         25,135         23,375         23,375
 Money market .....................................................     1,086,959      1,086,959        939,086        939,086
 Time deposits - under $100,000  ..................................       171,224        171,379        128,543        128,545
 Time deposits - over $100,000 ....................................       988,259        988,059        704,764        704,366
Short-term borrowings .............................................        60,601         60,601         55,915         55,915
Long-term borrowings:
 Floating rate notes and fixed rate debentures ....................         2,105          2,126          3,257          3,295
 Other borrowed funds .............................................           290            290             --             --
 Capital securities ...............................................        73,372         77,272         73,314         83,214
-----------------------------------------------------------------------------------------------------------------------------------
Off-balance sheet financial instruments:
asset/liability management:
Interest rate swaps/(1)/ ..........................................   $        --    $     8,916    $        --    $     5,893
Interest rate caps and collars purchased/(1)/ .....................          (353)           423             --             --
Interest rate floors purchased/(1)/ ...............................        (1,813)           344           (388)           384
Trading contracts:
Spot and forwards to purchase foreign currency ....................         1,661          1,661         (3,239)        (3,239)
Spot and forwards to sell foreign currency ........................        (2,359)        (2,359)         3,573          3,573
Credit instruments:
Commitment to extend credit .......................................            --        (41,474)            --        (31,080)
Standby letters of credit .........................................            --         (2,397)            --         (2,558)
Commercial letters of credit ......................................            --         (1,228)            --         (1,126)
When issued securities ............................................            --           (275)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
(1) Estimated fair value represents net unrealized gains (losses).
-----------------------------------------------------------------------------------------------------------------------------------

NOTE (17) RESTRICTIONS ON CASH BALANCES

Federal Reserve Board regulations require that the Bank maintain certain reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1998 and 1997, the Bank maintained average balances with the Federal Reserve of approximately $71.1 million and $59.9 million, respectively.

NOTE (18) IMPERIAL CREDIT INDUSTRIES, INC.

At December 31, 1998, the Company owned 8,941,106 shares, or approximately 24.3%, of the common stock of Imperial Credit Industries, Inc. (NASDAQ-NMS-ICII) ("ICII").

The following table summarizes changes in the Company's investment in ICII during 1998 and 1997:

--------------------------------------------------------------------------------
                                                       1998             1997
--------------------------------------------------------------------------------
Shares owned, beginning of year .............     8,941,106        9,396,106
Sale of shares ..............................            --         (320,000)
Charitable donation of shares ...............            --         (135,000)
--------------------------------------------------------------------------------
Shares owned, end of year ...................     8,941,106        8,941,106
--------------------------------------------------------------------------------

In 1992, the Bank entered into two consulting agreements, one between the Bank and a senior executive of the Bank, and the second between the Bank and a director of the Company, that obligate it to pay commissions upon the sale of ICII shares. According to the terms of the agreements, each individual is entitled to receive an incentive fee of 2.5% of the pretax gains realized by the Bank, from the disposition of ICII shares it holds. If such a sale by the Bank has not occurred, the agreements require that the Bank be considered to have sold an amount equal to 20% of the ICII shares held as of January 1 of each year from 1997 through 2001, at a price equal to the arithmetic average of the daily average stock price of ICII common stock as reported by NASD during the preceding year.

The Company settled the consulting agreement with the senior executive of the Bank in 1997. In connection with this settlement, the Company sold 2.5%, or 231,528 shares, of its investment in ICII at various times during 1997. An additional 88,472 shares were also sold to reduce the financial impact of the transaction to the Company. As a result of the sales, the Company recorded gains of $5.0 million in "Gain on sale of investment in Imperial Credit Industries, Inc." in the Consolidated Statement of Income. Offsetting the gain on sale was a $5.0 million consulting charge recorded in "Professional and legal fees" which represented full satisfaction of the Company's obligation under one of the consulting agreements. The agreement with the director remains an obligation of the Company at December 31, 1998.

Based on the daily average market price for 1998 of $17.15 per share, less the director's basis of $0.88 per share as of December 31, 1998, as adjusted for stock splits and dividends, the liability relating to the remaining agreement approximated $3.8 million at December 31, 1998. This liability is being accrued over the vesting period and will be remeasured quarterly for changes in the average market price.

The Company does not exercise significant control over the operations of ICII. The results of ICII operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for equity in undistributed (losses) income and evaluated for impairment on a regular basis. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the same time for comparable transactions with others.

The following represents summarized financial information with respect to the operations of ICII. Certain amounts reported for 1997 relating to operations that were discontinued in 1998 have been reclassified for consistency.

--------------------------------------------------------------------------------
(Dollars in thousands)                   1998            1997            1996
--------------------------------------------------------------------------------
Loans held for sale ............. $   323,699     $   153,469     $   940,096
Loans held for investment .......   1,320,095       1,252,487       1,068,599
Total assets ....................   2,397,922       2,094,389       2,470,639
Deposits ........................   1,711,328       1,156,022       1,069,184
Total liabilities ...............   2,164,401       1,770,456       2,231,131
Retained earnings ...............     101,265         174,898          88,977
Total equity ....................     233,521         323,933         239,508
--------------------------------------------------------------------------------
Total revenues ..................      16,183         314,904         256,933
Total expenses ..................     120,836         114,861          99,049
(Loss) income before taxes,
 minority interest &
 extraordinary item .............    (104,653)        200,043         157,884
Minority interest ...............      (1,464)         10,513          12,026
Discontinued operations .........     (14,509)        (25,347)             --
Extraordinary item ..............          --          (3,995)             --
Net (loss) income ...............     (73,634)         85,921          75,984
--------------------------------------------------------------------------------

ICII's net loss of $73.6 million for 1998 reflects a number of one-time charges including: the write-off of its investment in a finance company specializing in sub-prime mortgages, reductions in the carrying value of its securities and held for sale loan portfolios attributed to volatility in the financial markets, and charges related to the discontinued operations of a sub-prime auto lending subsidiary. The Company's share of ICII's losses was approximately $10.6 million after tax.

In the fourth quarter of 1998, the Company canceled the previously announced spin-off of certain specialty lending and finance businesses to shareholders due to volatility in the financial markets. The Company's shares of ICII common stock were among the assets that were to have been included in the spin-off. The Company has received notification from the Federal Reserve Board that it is in violation of Section 4(c)(8) of the Bank Holding Company Act and Section 225.22(d)(2)(II) of Regulation Y with regards to its ownership of ICII common stock. On December 19, 1998, the Company announced, in a Schedule 13D filing with the Securities and Exchange Commission, its intention to sell the 8.9 million shares of ICII common stock it owns. The Company is actively pursuing opportunities to sell these shares. The violations of banking regulations will be corrected once a sale of the ICII stock has been completed.

NOTE (19) CAPITAL MATTERS

Imperial Bank and the Company are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum dollar amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank, as a California corporation, is limited in making distributions to its sole shareholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes, Debentures and Capital Securities also have restrictions on distributions. At December 31, 1998, the Bank could distribute up to $132.4 million to the Parent Company in the form of dividends.

As of December 31, 1998 and 1997, the then most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category under the risk-based capital guidelines.

The following table compares the Company's actual capital ratios at December 31, 1998 and 1997, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

---------------------------------------------------------------------------------------------------------------
                                                                                For Capital Adequacy
                               Actual                                                  Purposes
(Dollars in thousands)     Amount   Ratio                               Amount                          Ratio
---------------------------------------------------------------------------------------------------------------
At December 31, 1998
Total capital (to risk
 weighted assets):
 Company .............   $507,556   10.89%   Greater than or equal to $373,025   Greater than or equal to 8.0%
 Bank ................    480,571   10.45    Greater than or equal to  367,968   Greater than or equal to 8.0
Tier I capital (to
 risk weighted
 assets):
 Company .............   $447,112    9.59%   Greater than or equal to $186,512   Greater than or equal to 4.0%
 Bank ................    423,015    9.20    Greater than or equal to  183,984   Greater than or equal to 4.0
Tier I capital (to
 average assets):
 Company .............   $447,112    8.12%   Greater than or equal to $165,147   Greater than or equal to 3.0%
 Bank ................    423,015    7.76    Greater than or equal to  163,454   Greater than or equal to 3.0
---------------------------------------------------------------------------------------------------------------
At December 31, 1997
Total capital (to risk
 weighted assets):
 Company .............   $471,898   12.48%   Greater than or equal to $302,542   Greater than or equal to 8.0%
 Bank ................    398,741   10.65    Greater than or equal to  299,519   Greater than or equal to 8.0
Tier I capital (to
 risk weighted
 assets):
 Company .............   $421,321   11.14%   Greater than or equal to $151,271   Greater than or equal to 4.0%
 Bank ................    351,890    9.40    Greater than or equal to  149,759   Greater than or equal to 4.0
Tier I capital (to
 average assets):
 Company .............   $421,321   10.28%   Greater than or equal to $122,973   Greater than or equal to 3.0%
 Bank ................    351,890    8.70    Greater than or equal to  121,405   Greater than or equal to 3.0
---------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                                       To Be Well Capitalized Under
                                                    Prompt Corrective Action Provisions
                                                   Amount                           Ratio
--------------------------------------------------------------------------------------------
At December 31, 1998
Total capital (to risk
 weighted assets):
 Company .............  Greater than or equal to $466,281   Greater than or equal to 10.0%
 Bank ................  Greater than or equal to  459,960   Greater than or equal to 10.0
Tier I capital (to
 risk weighted
 assets):
 Company .............  Greater than or equal to $279,769   Greater than or equal to 6.0%
 Bank ................  Greater than or equal to  275,976   Greater than or equal to 6.0
Tier I capital (to
 average assets):
 Company .............  Greater than or equal to $275,246   Greater than or equal to 5.0%
 Bank ................  Greater than or equal to  272,423   Greater than or equal to 5.0
--------------------------------------------------------------------------------------------
At December 31, 1997
Total capital (to risk
 weighted assets):
 Company .............  Greater than or equal to $378,178   Greater than or equal to 10.0%
 Bank ................  Greater than or equal to  374,398   Greater than or equal to 10.0
Tier I capital (to
 risk weighted
 assets):
 Company .............  Greater than or equal to $226,907   Greater than or equal to 6.0%
 Bank ................  Greater than or equal to  224,639   Greater than or equal to 6.0
Tier I capital (to
 average assets):
 Company .............  Greater than or equal to $204,954   Greater than or equal to 5.0%
 Bank ................  Greater than or equal to  202,342   Greater than or equal to 5.0
--------------------------------------------------------------------------------------------

NOTE (20) DISCONTINUED OPERATION

In the second quarter of 1996, management of the Company decided to discontinue the precious metals business which had been engaged in trading and leasing of precious metals in addition to making loans secured by precious metals since 1993. The decision to exit this line of business was made in the wake of several operational losses for which the Company provided approximately $9.8 million, net of tax, in 1996. The provision, in addition to all of the results of operations from this division, is reflected in the Consolidated Statement of Income as "Income (loss) of discontinued operation, net of tax." In accordance with the Company's termination plan, customers of the precious metals division were notified of the Company's decision to exit the business and given an appropriate amount of time to liquidate their outstanding positions. Substantially all of the activities of the precious metals division were terminated as of December 31, 1996. During 1997, the Company recovered approximately $1.6 million pretax related to the precious metals business.

-----------------------------------------------------------------
For the years ended
December 31,
(Dollars in thousands)                  1998     1997     1996
-----------------------------------------------------------------
Income (loss) from discontinued
 operation, net of income taxes
 of $456 and ($6,000)................   $ --    $ 629  $(8,168)
-----------------------------------------------------------------
        Total                           $ --    $ 629  $(8,168)
=================================================================

Summary financial information pertaining to the precious metals division is provided below:

----------------------------------------------------
At December 31
(Dollars in thousands)       1998     1997      1996
----------------------------------------------------
Loans...................... $  --    $ 306   $ 3,797
Total assets...............    --      329    19,931
Total liabilities..........    --      183    14,769
====================================================

NOTE (21) NEW ACCOUNTING
PRONOUNCEMENTS
SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS NO. 133 will have a material impact on its operations and financial position.

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY)

-------------------------------------------------------------------------------
Condensed Balance Sheet
At December 31, (Dollars in thousands, except share data)     1998      1997
-------------------------------------------------------------------------------
ASSETS
Cash.....................................................  $   433  $  2,365
Interest bearing time deposit at Imperial Bank...........       --    37,242
Securities available for sale............................    5,346    14,412
Securities purchased under resale agreements from
 Imperial Bank...........................................    4,900     7,925
Loans to officers........................................    3,422     3,519
Investments in subsidiaries:
        Imperial Bank....................................  492,151   355,869
        Other subsidiaries...............................   23,755    13,842
Other assets.............................................   28,137    19,059
-------------------------------------------------------------------------------
                Total assets                              $495,154  $454,233
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper........................................  $ 30,477  $ 15,898
Floating rate notes and fixed rate debentures...........     2,105     3,257
Junior subordinated debentures..........................    75,641    75,582
Other liabilities.......................................     5,138     7,472
-------------------------------------------------------------------------------
                Total liabilities                         $113,332  $102,209
-------------------------------------------------------------------------------
Shareholders' equity:
        Common stock, no par 50,000,000 shares
        authorized: 41,863,935 shares at December 31,
        1998, and 42,374,917 shares at December 31,
        1997, issued and outstanding...................    244,433   236,186

        Accumulated other comprehensive income,
        net of tax.....................................       (515)    1,682
        Retained earnings..............................    157,904   114,156
-------------------------------------------------------------------------------
                Total shareholders' equity                $381,822  $362,204
-------------------------------------------------------------------------------
                Total liabilities and
                shareholders' equity                      $495,154  $454,233
===============================================================================

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)


----------------------------------------------------------------------------------------
CONDENSED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN
THOUSANDS)                                               1998        1997        1996
----------------------------------------------------------------------------------------
Revenue:
 Dividends - Imperial Bank .......................   $ 11,120    $  1,120    $  4,120
 Interest income:
   Securities available for sale .................        971       1,327       1,195
   Securities purchased under resale agreements
    from Imperial Bank ...........................        366         166         141
   Interest-bearing time deposit at Imperial Bank.        171       2,101          --
   Loans to officers .............................        123         131         119
 Other income ....................................          9           8          15
----------------------------------------------------------------------------------------
     TOTAL REVENUE                                   $ 12,760    $  4,853    $  5,590
----------------------------------------------------------------------------------------
Expense:
 Salary ..........................................        211         171         137
 Other employee benefits(1) ......................       (260)       (168)        206
 Interest expense:
   Commercial paper ..............................      1,315         740       1,015
   Floating rate notes and subordinated debentures        197         270         343
   Junior subordinated debentures, net ...........      6,684       4,669          --
 Other expense ...................................      1,039         915         890
----------------------------------------------------------------------------------------
     TOTAL EXPENSE                                   $  9,186    $  6,597    $  2,591
----------------------------------------------------------------------------------------
Income (loss) before income taxes ................      3,574      (1,744)      2,999
Applicable income tax benefit ....................     (3,535)     (1,522)       (603)
----------------------------------------------------------------------------------------
Income before equity in undistributed income of
 subsidiaries ....................................      7,109        (222)      3,602
----------------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries ...     36,639      55,399      50,532
----------------------------------------------------------------------------------------
     NET INCOME                                      $ 43,748    $ 55,177    $ 54,134
----------------------------------------------------------------------------------------

(1) Includes the accrual for benefit costs associated with the deferred compensation plan and DBO Plan less the increase in cash surrender value associated with the life insurance policies funding the plans (see - Note 13 Employee Benefit Plans).

--------------------------------------------------------------------------------

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY - CONTINUED)

----------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN
THOUSANDS)                                                 1998         1997         1996
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income .......................................   $  43,748    $  55,177    $  54,134
 Adjustments for non-cash charges (credits):
   Undistributed income of subsidiaries ...........     (36,639)     (55,399)     (50,532)
 Net change in other liabilities/(1)/ .............      (5,840)       3,164        1,198
 Net change in other assets .......................      (1,670)      (3,758)      (1,034)
----------------------------------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES ....................................   $    (401)   $    (816)   $   3,766
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of securities available for
  sale ............................................     492,760      231,794      416,117
 Purchase of securities available for sale ........    (483,694)    (232,409)    (413,471)
 Maturity (investment) in time deposit at Imperial
  Bank ............................................      37,242      (37,242)          --
 Investments in subsidiaries ......................     (40,067)     (39,179)      (1,750)
 Net change in securities purchased under resale
  agreements ......................................       3,025       (4,725)      (3,200)
 Net change in loans made to officers .............         204          114          605
----------------------------------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY INVESTING
    ACTIVITIES ....................................   $   9,470    $ (81,647)   $  (1,699)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in commercial paper ...................      14,549        7,887       (3,551)
 Retirement of floating rate notes and subordinated
  debentures ......................................      (1,152)      (1,198)      (1,451)
 Issuance of junior subordinated debentures .......          --       75,540           --
 Net proceeds from exercise of employee stock
  options .........................................       2,855        2,407        2,352
 Repurchase of common stock .......................     (27,243)          --           --
 Other ............................................          --            4          (29)
----------------------------------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES ....................................   $ (10,991)   $  84,640    $  (2,679)
----------------------------------------------------------------------------------------------
   NET CHANGE IN CASH .............................   $  (1,922)   $   2,177    $    (612)
----------------------------------------------------------------------------------------------
   CASH, BEGINNING OF YEAR ........................   $   2,365    $     188    $     800
----------------------------------------------------------------------------------------------
   CASH, END OF YEAR ..............................   $     443    $   2,365    $     188
----------------------------------------------------------------------------------------------

(1) The Parent Company recorded a tax benefit in shareholders' equity for its employee stock options of $3,947,000 in 1998, $2,025,000 in 1997 and $1,863,000 in 1996.
--------------------------------------------------------------------------------

In 1998, 1997 and 1996, the Parent Company paid $8.2 million, $5.7 million and $1.4 million in interest, respectively.

Dividends received from the Bank are subject to certain limitations. See - Note 19 Capital Matters.

NOTE (23) OPERATING SEGMENT RESULTS

The Company has identified seven principal operating segments for purposes of management reporting. Information related to the Company's remaining businesses and centralized functions has been aggregated and is included in either "Other Segments" or "Unallocated" as appropriate. The Company's management reporting is structured to support management's strategic focus on mid-sized companies, high-growth and niche markets, and new enterprises that exhibit solid growth potential.

The table presents the operating results and other key financial measures for the individual operating segments for 1998, 1997 and 1996. Operating segment results are based on the Company's internal management reporting process, which reflects allocations of the items noted below. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of business line results. In that case, results for prior periods would be restated for comparability.

 . Most balance sheet, revenue and expense items are derived from the internal management reporting system, where they are specifically attributable to individual businesses. There are no significant intersegment revenues.

 . Each operating segment within the management reporting structure receives an allocation of capital based on 10% of risk-weighted assets and an allocation of internal funding as required to fund the business. The difference between the aggregate capital allocated under this methodology and total consolidated capital is reported in "Unallocated." The difference between the aggregate internal funding allocated and the aggregate cost of funds is reported in "Unallocated."

 . Various techniques are used to allocate certain costs associated with centralized operations and administrative functions, including the use of unit costs and service volumes.

 . The provision for loan losses is allocated to operating segments based on a combination of actual loss experience, loan growth and the risk profile of a segment's loan portfolio.

 . The tax rate applied to each operating segment is based on the Company's consolidated statutory tax rate.

A discussion of the Company's principal operating segments follows:

THE COMMERCIAL BANKING DIVISION offers a wide range of credit products and financial services to mid-sized companies across a broad array of industries including manufacturing and distribution, healthcare, technology and apparel and textile. The companies served generally have sales in the $10 million to $150 million range, with the majority having sales of $10 million to $75 million. Products offered include commercial loans and lines of credit, trade finance, cash management services and a full range of deposit products. The Commercial Banking Division delivers these products and services through eleven regional offices located in the major metropolitan areas of California, and branches in Phoenix, Arizona, and Denver, Colorado.

THE SPECIAL MARKETS DIVISION offers credit and deposit products and services to technology, multimedia, biotechnology and other growth companies, most of which are backed by venture capital, throughout the United States. The Division has three offices in California located in Menlo Park, San Diego and San Jose; and offices in key technology centers outside of California: Boston, Massachusetts; Austin, Texas; Reston, Virginia; and Bellevue, Washington. The Boston office also offers financing for management buy-outs, leveraged buy-outs and recapitalizations.

THE REAL ESTATE DIVISION serves the construction financing needs of developers of moderately priced residential housing tracts. Loans range in size from $1.0 million to $10.0 million with an average of $5.0 million. The Division also services an existing portfolio of commercial real estate loans. Offices are located throughout California and in Phoenix, Arizona.

ENTERTAINMENT AND INDEPENDENT FILM PRODUCTION offers commercial banking products and services to independent film, cable and television producers, and to companies serving the entertainment industry (e.g., multimedia software, post production and sound). The entertainment business finances films, with budgets ranging from $2 million to $35 million, both domestically and internationally. Loans to independent producers are generally backed by presold distribution rights. The Entertainment Division has offices in Beverly Hills and Los Angeles, California.

THE SYNDICATED FINANCE DIVISION buys and sells syndicated commercial loans in the primary and secondary markets. The Division provides the capability for generating commercial loans outside of the Company's network of regional offices and provides a mechanism for managing risk and liquidity within the commercial loan portfolio. Loans are typically purchased from money center banks; the total credit facility is usually in the $200 million-$1.0 billion range and ten or more banks may be participating. The Company's maximum participation in any one facility is generally $10 million. The Division provides advisory services to other lending units within the Company to ensure that loans are properly structured for sale or syndication to other financial institutions when a customer's credit requirements exceed the Company's limits or when there is a desire to diversify exposure to a particular customer or industry. The Division also develops and manages relationships with syndicate member banks and provides administrative support services for those relationships in which the Bank is the agent bank. The Syndicated Finance Division is based at the Company's headquarters.

THE FINANCIAL SERVICES DIVISION provides specialized deposit products and services to title and escrow companies, bankruptcy trustees, homeowners associations and labor unions. Through strategic alliances with software companies, the Company has participated in the development of accounting software packages that are offered to property management companies, bankruptcy trustees and title and escrow companies. Other products offered include commercial loans, cash management and lockbox services. The Division has four offices in California: Beverly Hills, Orange County, San Francisco and San Diego. The Division also services customers in Arizona and Colorado through the Company's regional offices located in Phoenix and Denver.

IMPERIAL CREDIT INDUSTRIES (NASDAQ-NMS-ICII) ("ICII") is a diversified financial services company offering a variety of commercial, real estate and consumer loan products, investment banking and asset management services. The Company holds
8.9 million shares, or approximately 24.3%, of the outstanding shares of ICII as an equity investment. ICII offers its products through its subsidiaries and affiliates and is headquartered in Torrance, California.

OTHER SEGMENTS includes the Company's investment portfolio; the impact of asset liability management strategies the Company has implemented to manage interest rate sensitivity; an accounts receivable factoring business; government-guaranteed loans to small businesses generated by the Small Business Administration lending division; loans to small businesses serviced by the Company's Business Banking Division; the Company's registered broker dealer and custodial trust businesses; the processing division, a nationwide supplier of financial processing products to hospitals, medical offices, airports, casinos, restaurants, hotels and municipalities; and the Company's equity investments excluding ICII.

UNALLOCATED includes the net impact of transfer pricing loan and deposit balances, the cost of external debt, the elimination of intercompany balances, unallocated administrative expenses and asymmetrical allocations. Asymmetrical allocations occur when a balance is booked to one cost center and the associated income or expense is allocated to another cost center. Fixed assets and deferred fee balances are booked to a central cost center in the Company's general ledger. For purposes of management reporting, depreciation expense is charged to the cost center using the asset, and deferred fee income is credited to the lending unit responsible for the loan.

OPERATING SEGMENT RESULTS

-----------------------------------------------------------------------------------------------------------
                                                              COMMERCIAL       SPECIAL
FOR THE YEAR ENDED DECEMBER 31, 1998 (DOLLARS IN THOUSANDS)    BANKING          MARKETS        REAL ESTATE
-----------------------------------------------------------------------------------------------------------
Net interest income ....................................     $   89,710      $   37,057         $   28,610
Provision for loan losses ..............................         15,354           7,149              2,463
Noninterest income .....................................         14,695           6,467                916
Noninterest expense ....................................         59,265          23,859              6,233
-----------------------------------------------------------------------------------------------------------
Income before taxes ....................................         29,786          12,516             20,830
Income taxes ...........................................         12,524           5,263              8,758
-----------------------------------------------------------------------------------------------------------
Income from continuing operations ......................     $   17,262      $    7,253         $   12,072
-----------------------------------------------------------------------------------------------------------
Average net loans ......................................     $1,231,975      $  486,221         $  426,761
Average assets .........................................      1,261,980         489,652            435,068
Average deposits .......................................      1,235,995         480,368             13,587
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------
Net interest income ....................................     $   75,428      $   28,128         $   27,081
Provision for loan losses ..............................          5,218           2,245             (2,473)
Noninterest income .....................................         11,970           5,443                730
Noninterest expense ....................................         50,785          17,351              6,187
-----------------------------------------------------------------------------------------------------------
Income before taxes ....................................         31,395          13,975             24,097
Income taxes ...........................................         13,200           5,876             10,132
-----------------------------------------------------------------------------------------------------------
Income from continuing operations ......................     $   18,195      $    8,099         $   13,965
-----------------------------------------------------------------------------------------------------------

Average net loans ......................................     $  947,422      $  303,352         $  452,164
Average assets .........................................        953,987         304,676            460,616
Average deposits .......................................      1,045,941         406,839              6,932
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------

Net interest income ....................................     $   54,241      $   49,252         $   22,655
Provision for loan losses ..............................          2,439           1,640              2,339
Noninterest income .....................................          8,462           4,517              1,061
Noninterest expense ....................................         37,457          36,206              8,169
-----------------------------------------------------------------------------------------------------------
Income before taxes ....................................         22,807          15,923             13,208
Income taxes ...........................................          9,684           6,761              5,608
-----------------------------------------------------------------------------------------------------------
Income from continuing operations ......................     $   13,123      $    9,162         $    7,600
-----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                  ENTERTAINMENT AND
FOR THE YEAR ENDED DECEMBER        INDEPENDENT FILM  SYNDICATED  FINANCIAL                    OTHER
31, 1998 (DOLLARS IN THOUSANDS)        PRODUCTION     FINANCE     SERVICES        ICII       SEGMENTS    UNALLOCATED  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Net interest income ................   $  29,944    $  14,788   $   62,257    $      --   $     8,580   $ (14,135)   $   256,811
Provision for loan losses ..........       2,550          944          614           --           937       3,364         33,375
Noninterest income .................       2,479        1,910          435      (18,205)       50,919       6,071         65,687
Noninterest expense ................      10,581        1,975       45,384           --        44,811      24,818        216,926
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes ................      19,292       13,779       16,694      (18,205)       13,751     (36,246)        72,197
Income taxes .......................       8,111        5,793        7,019       (7,655)        5,782     (17,146)        28,449
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations ..   $  11,181    $   7,986   $    9,675    $ (10,550)  $     7,969   $ (19,100)   $    43,748
----------------------------------------------------------------------------------------------------------------------------------

Average net loans ..................   $ 391,275    $ 414,182   $  297,909    $      --   $    73,341   $ (61,334)   $ 3,260,330
Average assets .....................     394,171      416,874      298,268       72,260     1,212,459     403,153      4,983,885
Average deposits ...................      81,396           --    1,807,964           --       700,209      31,706      4,351,225
----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
Net interest income ................   $  22,821    $  11,007   $   39,284    $      --   $     8,563   $ (10,977)   $   201,335
Provision for loan losses ..........       3,212          635          616           --         1,422      12,017         22,892
Noninterest income .................       3,209          954          272       28,053        27,576       3,431         81,638
Noninterest expense ................       7,552        2,233       28,027        8,676        31,616      16,604        169,031
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes ................      15,266        9,093       10,913       19,377         3,101     (36,167)        91,050
Income taxes .......................       6,419        3,823        4,589        8,147         1,304     (16,988)        36,502
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations ..   $   8,847    $   5,270   $    6,324    $  11,230   $     1,797   $ (19,179)   $    54,548
----------------------------------------------------------------------------------------------------------------------------------

Average net loans ..................   $ 218,430    $ 285,735   $   97,024    $      --   $    61,556   $ (10,165)   $ 2,355,518
Average assets .....................     219,462      287,390       96,706       60,203       879,520     390,707      3,653,267
Average deposits ...................      86,044           --      993,939           --       596,288         206      3,136,189
----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
Net interest income ................   $  13,719    $   5,512   $    5,013    $      --   $     8,997   $ (18,287)   $   141,102
Provision for loan losses ..........        (176)       1,095          250           --           518      (1,224)         6,881
Noninterest income .................       1,701          631          114       61,553        22,584      (1,132)        99,491
Noninterest expense ................       5,916        1,537        6,351        5,024        20,923       6,549        128,132
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes ................       9,680        3,511       (1,474)      56,529        10,140     (24,744)       105,580
Income taxes .......................       6,159        1,491         (626)      23,768         4,264     (13,831)        43,278
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations ..   $   3,521    $   2,020   $     (848)   $  32,761   $     5,876   $ (10,913)   $    62,302
----------------------------------------------------------------------------------------------------------------------------------

Detail of amounts included in unallocated is provided below:

--------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)   1998        1997        1996
--------------------------------------------------------------------------------------
Net interest income:
 Internal funding ................................   $(10,711)   $ (9,590)   $(15,433)
 Deferred loan fees ..............................     (5,295)     (4,161)     (2,854)
 Other ...........................................      1,871       2,774          --
--------------------------------------------------------------------------------------
   TOTAL                                             $(14,135)   $(10,977)   $(18,287)
--------------------------------------------------------------------------------------
Provision for loan losses:
 Unallocated allowance ...........................   $  2,989    $ 11,224    $ (1,618)
 Mortgage loans ..................................        251         755         247
 Other ...........................................        124          38         147
--------------------------------------------------------------------------------------
   TOTAL                                             $  3,364    $ 12,017    $ (1,224)
--------------------------------------------------------------------------------------
Noninterest income:
 Item processing revenue .........................   $  3,974    $  3,915    $    526
 Other ...........................................      2,097        (484)     (1,658)
--------------------------------------------------------------------------------------
   TOTAL                                             $  6,071    $  3,431    $ (1,132)
--------------------------------------------------------------------------------------
Noninterest expense:
 Unallocated administration and operations .......   $ 18,750    $ 18,690    $ 13,179
 Spin off and restructuring costs ................      9,421       2,341          --
 Formation of leasing division ...................        942          --          --
 Deferred loan costs .............................     (5,131)     (4,633)     (2,807)
 Operating loss recovery .........................     (1,320)         --          --
 Other ...........................................      2,156         206      (3,823)
--------------------------------------------------------------------------------------
   TOTAL                                             $ 24,818    $ 16,604    $  6,549
--------------------------------------------------------------------------------------

Balance Sheet:

 Unallocated average assets include the Company's cash and due from accounts with correspondent banks and the Federal Reserve, the unallocated portion of the allowance for loan losses and the balance of deferred fees. Unallocated deposit balances include official checks and Treasury, Tax and Loan accounts.
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS IMPERIAL BANCORP:

We have audited the accompanying consolidated balance sheet of Imperial Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Los Angeles, California
January 25, 1999

SELECTED STATISTICAL INFORMATION
SECURITIES

The following table shows the maturities of securities held to maturity and securities available for sale at December 31, 1998, and their weighted average yields:

----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               MATURING
----------------------------------------------------------------------------------------------------------------------------------
                                          Less than      Greater than       Greater than      Greater than
                                            1 YEAR        1 - 5 YEARS       5 - 10 YEARS        10 YEARS              TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                        AMOUNT    YIELD  AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT     YIELD    AMOUNT   YIELD
----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
 Industrial development bonds .....   $     --      --   $  --      --   $     --      --    $  3,898    7.53%  $  3,898    7.53%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL ..........................   $     --      --   $  --      --   $     --      --    $  3,898    7.53%  $  3,898    7.53%
==================================================================================================================================
Securities available for sale:
 U.S. Treasury and federal agencies   $ 30,974    5.05%  $  --      --%  $     --      --%   $532,381    5.64%  $563,355    5.61%
 Mutual funds .....................    112,579    5.27      --      --         --      --          --      --    112,579    5.28
 Other securities .................        779    3.63      50    7.99      1,847   10.43      16,204    5.16     18,880    5.62
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL ..........................   $144,332    5.22%  $  50    7.99%  $  1,847   10.43%   $548,585    5.63%  $694,814    5.56%
==================================================================================================================================

MATURITY DISTRIBUTION OF LOANS

The following table shows the maturity schedule of the Company's loan portfolio at December 31, 1998, net of unearned income and deferred loan fees and costs:

-------------------------------------------------------------------------------
                             Less than  Greater than   Greater than
(DOLLARS IN THOUSANDS)         1 YEAR   1 TO 5 YEARS     5 YEARS         TOTAL
-------------------------------------------------------------------------------
Commercial loans:
 Floating rate ............ $ 1,401,192  $ 1,154,310  $   236,474  $ 2,791,976
 Fixed rate ...............     124,639       69,040       29,477      223,156
Real estate loans:
 Floating rate ............     212,846       87,432          341      300,619
 Fixed rate ...............      36,648       55,814        8,548      101,010
Consumer loans:
 Floating rate ............      12,510       22,537           --       35,047
 Fixed rate ...............          23          284           --          307
-------------------------------------------------------------------------------
   TOTAL LOANS ............ $ 1,787,858  $ 1,389,417  $   274,840  $ 3,452,115
-------------------------------------------------------------------------------
 Allowance for loan losses                                             (62,649)
-------------------------------------------------------------------------------
   NET LOANS ..............                                        $ 3,389,466
===============================================================================

FINANCIAL RATIOS
-------------------------------------------------------------------------------
                                     1998     1997     1996     1995     1994
-------------------------------------------------------------------------------
Net income as a percentage of:
 Average shareholders' equity ..... 11.58%   17.53%   20.83%   11.03%    3.46%
 Average total assets .............  0.88     1.51     1.94     1.00     0.30
 Average earning assets ...........  0.97     1.70     2.10     1.14     0.35
Shareholders' equity at year-end
  as a percentage of:
 Total assets at year-end .........  6.17%    7.45%    8.55%    8.19%    8.31%
 Total gross loans at year-end .... 11.06    12.62    13.88    13.43    14.38
 Total deposits at year-end .......  6.86     8.43     9.71     9.66    10.09
Average shareholders' equity
  as a percentage of:
 Average total assets .............  7.58%    8.62%    9.33%    9.04%    8.64%
 Average gross loans .............. 11.39    13.13    14.14    13.64    14.11
 Average total deposits ...........  8.68    10.04    10.77    10.47    10.10
-------------------------------------------------------------------------------

                                                                            ----

COMMON STOCK AND SHAREHOLDER DATA
--------------------------------------------------------------------------------
                                        1998     1997     1996    1995    1994
--------------------------------------------------------------------------------
Market price:
 High for year ..................... $ 30.56  $ 30.63  $ 13.75  $ 8.49  $ 6.34
 Low for year ......................    9.89    12.98     7.70    3.95    4.00
 At year end .......................   15.40    30.44    13.47    8.49    4.17
Book value at year end .............    9.12     8.31     6.96    5.65    5.10
Market price/book value at year end    168.8%   366.6%   193.5%  150.3%   81.8%
================================================================================

On February 3, 1999, the Company announced an 8% stock dividend to be paid on March 5, 1999, to shareholders of record on February 19, 1999. On January 21, 1998, the Company announced a three-for-two stock split which was effected on February 6, 1998, to shareholders of record on February 2, 1998.

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

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the stock symbol "IMP." During the first eleven months of 1996, the common stock of the Company was traded in the over-the-counter market on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol "IBAN." As of March 1, 1999, shareholders of record approximated 1,577 exclusive of shares held in street name at brokerage firms.


QUARTERLY DATA
The following table sets forth the range of the high and low prices for the calendar periods indicated as adjusted for the 8% stock dividend paid in March 1999:
-----------------------------------------------------------------------------
                                          1998                    1997
                                ---------------------------------------------
STOCK MARKET QUOTATIONS             HIGH        LOW        HIGH         LOW
-----------------------------------------------------------------------------
First Quarter ..................  $30.56      $25.92      $17.67      $12.98
Second Quarter .................   30.16       24.31       17.82       13.27
Third Quarter ..................   28.81       11.17       23.07       17.56
Fourth Quarter .................   25.39        9.89       30.63       21.77
=============================================================================


----

Quarterly financial information for the Company and its subsidiaries for the years ended December 31, 1998 and 1997, is summarized below.


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------------
1998                                                                       DECEMBER 31            SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------------------
Total interest income. . . . . . . . . . . . . . . . . . . . . . . . .         $93,615                 $91,627
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . .          66,645                  64,460
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .           7,799                   5,610
Noninterest income. . . . . . . . . .  . . . . . . . . . . . . . . . .          22,149                 (10,066)
Noninterest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          51,994                  55,775
Income from continuing operations before taxes.                                 29,001                  (6,991)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $16,905                 $(3,099)
---------------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE                                              $  0.40                 $ (0.07)
DILUTED NET INCOME (LOSS) PER SHARE                                            $  0.40                 $ (0.07)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
1997                                                                       DECEMBER 31            SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------------------
Total interest income. . . . . . . . . . . . . . . . . . . . . . . . .         $81,372                 $74,372
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . .          59,491                  53,844
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .           8,107                   7,068
Noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . .          30,504                  19,046
Noninterest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          46,638                  41,886
Income from continuing operations before taxes . . . . . . . . . . . .          35,250                  23,936
Income (loss) from operations of discontinued operation, net of tax. .             150                     690
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $21,392                 $14,873
---------------------------------------------------------------------------------------------------------------------------------
Basic income per share from continuing operations. . . . . . . . . . .            0.50                    0.34
Basic income per share of discontinued operation . . . . . . . . . . .            0.01                    0.02
---------------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME PER SHARE                                                     $  0.51                 $  0.36
---------------------------------------------------------------------------------------------------------------------------------
Diluted income per share from continuing operations. . . . . . . . . .            0.48                    0.32
Diluted income per share of discontinued operation . . . . . . . . . .              --                    0.02
DILUTED NET INCOME PER SHARE                                                   $  0.48                 $  0.34
---------------------------------------------------------------------------------------------------------------------------------

Per share data has been adjusted for stock dividends declared and paid in 1999 and 1997, and 3-for-2 stock splits effected in 1996 and first quarter 1998. Earnings per share for the current year and all prior periods presented reflects the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
1998                                                                           JUNE 30             MARCH 31
--------------------------------------------------------------------------------------------------------------------------
Total interest income. . . . . . . . . . . . . . . . . . . . . . . . .         $90,146              $84,071
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . .          65,069               60,637
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .          14,127                5,839
Noninterest income. . . . . . . . . .  . . . . . . . . . . . . . . . .          35,501               18,103
Noninterest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          59,074               50,083
Income from continuing operations before taxes.  . . . . . . . . . . .          27,369               22,818
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $16,567              $13,375
--------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE                                                $0.39                $0.31
DILUTED NET INCOME (LOSS) PER SHARE                                              $0.39                $0.31
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
1997                                                                           JUNE 30             MARCH 31
--------------------------------------------------------------------------------------------------------------------------
Total interest income. . . . . . . . . . . . . . . . . . . . . . . . .         $68,495              $58,733
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . .          47,839               40,161
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .           4,427                3,290
Noninterest income. . . . . . . . . .  . . . . . . . . . . . . . . . .          15,959               16,129
Noninterest expense. . . . . . . . . . . . . . . . . . . . . . . . . .          40,793               39,714
Income from continuing operations before taxes.. . . . . . . . . . . .          18,578               13,286
Income (loss) from operations of discontinued operation, net of tax  .            (132)                 (79)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $10,959              $ 7,953
--------------------------------------------------------------------------------------------------------------------------
Basic income per share from continuing operations  . . . . . . . . . .            0.26                 0.19
Basic income per share of discontinued operation . . . . . . . . . . .              --                   --
--------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME PER SHARE                                                     $  0.26              $  0.19
--------------------------------------------------------------------------------------------------------------------------
Diluted income per share from continuing operations. . . . . . . . . .            0.25                 0.18
Diluted income per share of discontinued operation . . . . . . . . . .              --                   --
DILUTED NET INCOME PER SHARE . . . . . . . . . . . . . . . . . . . . .         $  0.25              $  0.18
--------------------------------------------------------------------------------------------------------------------------

Per share data has been adjusted for stock dividends declared and paid in 1999 and 1997, and 3-for-2 stock splits effected in 1996 and first quarter 1998. Earnings per share for the current year and all prior periods presented reflects the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
--------------------------------------------------------------------------------



                                                                             ---

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


------------------------------------------------------------------------------------------------------------------------------------

                                         1998 OVER 1997                                         1997 OVER 1996
                                                     RATE/                                               RATE/
(DOLLARS IN THOUSANDS)  VOLUME         RATE         VOLUME        TOTAL        VOLUME        RATE       VOLUME         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Increase/(decrease)
 in:
 Loans /(1)/ . . . . .  $66,966      $(20,255)      $14,788      $61,499      $53,038       $4,866      $1,486       $59,390
 Trading instruments.      (240)         (390)          (30)        (660)      (1,102)         960        (356)         (498)
 Securities available
  for sale. . . . . .     4,474        (1,522)        1,234        4,186       12,522         (607)       (351)       11,564
 Securities held to
  maturity. . . . . .        (9)            4            --           (5)         (13)          (1)         --           (14)
 Federal funds sold
  and securities
  purchased under
  resale agreements.      9,014          (536)        2,547       11,025        2,767          319          89         3,175
 Loans held for sale.       445           (82)           79          442          173           19           7           199
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest
    income              $80,650      $(22,781)      $18,618      $76,487      $67,385       $5,556      $  875       $73,816
-----------------------------------------------------------------------------------------------------------------------------------
 Savings. . . . . . .       119             4            41          164           66            4           1            71
 Money market. . . .      4,431           352         1,576        6,359        8,660        1,134         663        10,457
 Time - under $100,000    1,736            64           602        2,402       (3,967)         (40)         13        (3,994)
 Time - $100,000 and      7,503          (854)        2,306        8,955        1,938         (225)        (12)        1,701
  over/(2)/ . . . . .
-----------------------------------------------------------------------------------------------------------------------------------
 Total deposits         $13,789      $   (434)      $ 4,525      $17,880      $ 6,697        $ 873        $665        $8,235
-----------------------------------------------------------------------------------------------------------------------------------
 Short-term borrowings      840            81           306        1,227          769          115          28           912
 Long-term borrowings:
   Floating rate notes
    and subordinated
    debentures. . . .       (55)           21            (4)         (38)         (81)          10          (2)          (73)
   Capital                2,000           (40)          (18)       1,942        4,509           --          --         4,509
    securities/(3)/ .
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST
  EXPENSE               $16,574      $   (372)      $ 4,809      $21,011      $11,894       $  998      $  691       $13,583
-----------------------------------------------------------------------------------------------------------------------------------
 CHANGES IN NET
  INTEREST INCOME       $64,076      $(22,409)      $13,809      $55,476      $55,491       $4,558      $  184       $60,233
-----------------------------------------------------------------------------------------------------------------------------------

(1) The rate change for interest income on loans includes a $163,000 positive and a $519,000 negative impact of derivative instruments for the years ended December 31, 1998 and 1997, respectively. Loans are net of unearned income and deferred loan fees.

(2) The rate change for interest expense on time deposits under $100,000 includes a $245,000 and $360,000 positive impact of derivative instruments for the years ended December 31, 1998 and 1997, respectively.

(3) The rate change for interest expense on capital securities includes a $1.1 million and $666,000 positive impact of derivative instruments for the years ended December 31, 1998 and 1997, respectively.
--------------------------------------------------------------------------------



---

DESCRIPTION OF BUSINESS


IMPERIAL BANCORP: Imperial Bancorp ("the Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("the BHC Act"), as amended. The Company was incorporated under the laws of California on November 13, 1968, and has its principal executive offices at 9920 South La Cienega Boulevard, Inglewood, California 90301. The Company functions primarily as the sole shareholder of Imperial Bank ("the Bank") and its non-bank subsidiaries. The Company establishes the general policies and oversees the activities of the operating subsidiaries.

IMPERIAL BANK: The Bank is engaged in general commercial banking at 12 banking offices located throughout California, banking offices located in Phoenix, Arizona and Denver, Colorado and loan production offices located in Menlo Park and San Diego, California; Austin, Texas; Bellevue, Washington; Boston, Massachusetts and Reston, Virginia. The Bank was incorporated in 1963 under the laws of the State of California and became a subsidiary of the Company in 1969.

The Bank offers a wide variety of financial products and services to its business customers including: checking accounts; savings accounts; money market deposit accounts; certificates of deposit; business and real estate loans; credit cards; ESOP financing; venture capital financing; SBA loans; accounts receivable financing; accounts receivable factoring; equipment leasing; letters of credit, foreign currency exchange and trade financing; asset management services; federal income, excise and withholding tax depository services; collection services; Mastercard and Visa depository services; payment processing services; business account reconciliation services; cash management services; automated payroll systems; and escrow and bankruptcy accounting systems. The Bank has historically directed its business development efforts toward mid-sized businesses with annual sales of between $5 million and $100 million. Additionally, the Bank has established specialized divisions to more directly serve certain market segments such as the Special Markets Division, Imperial Entertainment Division, International Banking Division, Financial Services Division, Corporate Cash Management, The Lewis Horwitz Organization, Small Business Lending and the Imperial Processing Division. The Bank's loans and deposits are widely diversified across a number of industries.

For individual customers, the Bank provides: personal checking, interest checking and savings accounts; individual retirement accounts and Keogh Plans; money market deposit accounts; certificates of deposit; auto, home improvement, home equity and other types of consumer loans; credit cards; travelers checks; money transfer services; and automatic overdraft protection. While the Bank offers these retail type services, it does so primarily as an accommodation to its business customers within the geographic areas it serves.

The Bank does not have trust powers. However, Imperial Trust Company, a subsidiary of the Bank, is licensed to operate a trust business under the laws of the State of California and operates from offices in Los Angeles, Costa Mesa and San Francisco. The Bank is licensed as an insurance agent and can engage in insurance activities as permitted under applicable law.

As of December 31, 1998, the Bank and its subsidiaries had total assets of $6.1 billion and total deposits of $5.6 billion. Net income for 1998 was $39.0 million.

COMPETITION - The banking and financial services business in the Bank's market areas is highly competitive. The competitive environment is a result of changes in regulation, technology and product delivery systems and the ongoing consolidation among financial services providers. The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers' needs. In those instances where a customer desires a service that the Bank does not offer directly, the Bank may arrange for those services to be provided by its correspondents.

MONETARY POLICY - Banking, as a business, is affected by general economic conditions, both domestic and international, as well as the monetary and fiscal policies of the United States and its agencies. In particular, the Board of Governors of the Federal Reserve System ("the Board") exerts substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. government securities, varying the discount rate on member bank borrowings and setting reserve require-ments against deposits. The Board's monetary policies have had a significant impact on the operating results of financial institutions in the past and are expected to continue to do so in the future.

IMPERIAL BANK SUBSIDIARIES: Crown American Bank ("CAB"), a state-chartered industrial bank, was formed in mid-1998 to provide secured small business loans, the majority of which are guaranteed in part by the Small Business Administration. CAB had assets of $58.0 million and total deposits of $21.5 million at December 31, 1998. CAB had net income of

$489,000 for 1998. The small business lending activities are being returned to a division of the Bank and the CAB charter is expected to be sold.

Imperial Trust Company, a California licensed trust company, had total assets under management of approximately $9.6 billion at December 31, 1998. The Trust Company reported net income of $1.2 million for 1998.

Imperial Ventures, Inc. ("IVI") was organized in 1977 and is licensed as a small business investment company. IVI reported net income of $31,600 for 1998. At December 31, 1998, IVI had total assets of $1.4 million.

Imperial Securities Corporation ("ISC"), a registered broker dealer, engages in the purchase and resale of financial instruments to corporations, financial institutions and high net worth individuals. ISC, organized as a broker dealer in 1993, reported net income of $1.2 million for 1998. At December 31, 1998, ISC had total assets of $6.8 million.

Pacific Bancard Association, Inc. ("PBA") was formed in 1976 to facilitate merchant bankcard processing activities. In the fourth quarter of 1997, PBA sold its 50% investment in American Heritage Pacific Bancard Association which was formed in 1994. PBA recognized a $3.5 million pretax gain on the sale. PBA's assets at December 31, 1998, consisted of deposits totaling $3.1 million at Imperial Bank. PBA reported net income of $123,900 for 1998.

U S Audiotex, LLC, is an 80% owned subsidiary of the Bank that provides payment processing services to government agencies and municipalities. U S Audiotex had a net loss of $104,000 for 1998.

Imperial Trade Services, Ltd., ("ITS") was formed in 1997. Located in Hong Kong, ITS has established a strategic alliance with an international financial institution to issue, advise and pay letters of credit in the Asian market. ITS reported net income of $77,000 for 1998.

NONBANK SUBSIDIARIES: In addition to the Bank and its subsidiaries, the Company has four wholly owned direct subsidiaries.

Imperial Bank Realty Company, Inc. ("Realty") holds leases on certain real property occupied by the Company and the Bank. Realty is responsible for purchasing, leasing and maintaining all Bank and Company operating real properties. At December 31, 1998, Realty's total assets consisted of deposits with Imperial Bank totaling $636,900. Net income for 1998 was $16,400.

Imperial Capital Trust I ("the Trust") is a statutory business trust formed in April 1997. The Trust was formed for the sole purpose of issuing 9.98% Capital Securities, which was completed in April 1997, and investing the proceeds thereof in 9.98% Junior Subordinated Debentures issued by the Company. At December 31, 1998, the Trust had assets of $76.0 million, of which $75.6 million reflects its investment in the Junior Subordinated Debentures issued by the Company. The Trust had net income of $138,800 for 1998.

Imperial Creditcorp ("ICC") seeks to generate capital appreciation through medium-term equity investments made in financial sector businesses. At December 31, 1998, ICC's total assets were $20.4 million. Net income for 1998 of $8.4 million was derived primarily from the exercise of an equity option and sale of the acquired common stock.

Altair Corporation, acquired in September 1998, provides software systems to bankruptcy trustees and practitioners. Altair had total assets of $6.8 million at December 31, 1998, and reported a net loss of $10,600 for the year.

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

In the second quarter of 1996, the Company sold 1.5 million shares of its investment in ICII. At the same time, ICII completed a secondary public offering in which 2.8 million new shares were sold to the public. During 1997, the Company sold and donated 455,000 shares of ICII stock. At December 31, 1998, the Company owned approximately 24.3% of the total ICII shares outstanding. The Company accounts for its investment in ICII using the equity method of accounting.

On December 19, 1998, the Company announced in a Schedule 13D filing with the Securities and Exchange Commission, its intention to sell the 8.9 million shares of ICII common stock it owns. The Company is actively pursuing opportunitis to sell these shares.

SUPERVISION AND REGULATION:   Bank holding companies, banks and their nonbank
subsidiaries are extensively regulated under both federal and state law. The following is not intended to be a complete description of the statutes and regulations applicable to the Company's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions. A number of changes to laws and regulations affecting the Bank and the Company and additional legislative and regulatory changes have occurred in the past several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

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

The BHC Act prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in non-banking activities. The Board is authorized to approve, among other things, a bank holding company's acquisition of control of any company engaged in activities which the Board has determined to be closely related to banking or managing or controlling banks. In making such determination, the Board is required to weigh the expected benefits of the acquisition to the public, such as greater convenience and increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The Company has received notification from the Board that it is in violation of Section 4(c)(8) of the BHC Act and
Section 225.22(d)(2)(II) of Regulation Y with regards to its ownership of ICII common stock. In a December 1998 filing with the Securities Exchange Commission, the Company stated its intention to sell its investment in ICII. The violations of banking regulations will be corrected once a sale of the ICII stock has been finalized.

The Company and its nonbank subsidiaries are affiliates of the Bank within the meaning of the Federal Reserve Act. Under the Federal Reserve Act there are certain restrictions on loans by the Bank to the Company and to its nonbank affiliates and all such affiliates in the aggregate, on investments by the Bank in any affiliate's securities and on the Bank taking any affiliate's securities as collateral for loans to any borrower. The Bank is subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities and the Company and all other affiliates may be subject to such restrictions. Under the BHC Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

STATE BANKS - The Bank is supervised by California's Department of Financial Institutions ("DFI"), and is a member of the Federal Deposit Insurance Corporation ("FDIC"). It is subject to the provisions of the Federal Deposit Insurance Act and to regular examinations by the DFI and the FDIC. The Bank is not a member of the Federal Reserve System ("Fed"), although it is subject to reserve requirements of the Fed. There are various requirements and restrictions under the laws of the State of California and of the United States affecting the Bank in its operations, and these laws and extensive administrative regulations cover many aspects of the Bank's business such as investments, branching, municipal securities and other activities, including restrictions on the nature and amount of loans which may be made. Although the Bank is governed by regulation of the DFI and the FDIC, the policies of the Board so permeate the banking industry as a whole, that the Bank, while not a member of the Fed, is to a large degree subject to the same policies that affect member banks.

The Bank, as a California corporation, is limited in making distributions to its shareholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes, Debentures and Capital Securities also have restrictions on distributions. At December 31, 1998, the Bank could distribute up to $132.4 million to the Parent Company in the form of dividends.

The Bank is insured by the FDIC and therefore subject to its regulations. Among other things the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided authority for special assessments and required the FDIC to develop a general risk-based assessment system. Under this regulation, the amount of FDIC assessments paid by insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC takes into consideration the probability that the Bank Insurance Fund ("BIF") will incur a loss with respect to the bank, and charges a bank with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the likely amount of any such loss, the revenue needs of the BIF, and any other factors the FDIC deems relevant.

In September 1996, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("the Budget Act") which provided that, among other things, Savings Association Insurance Fund ("SAIF") members and BIF members would have the same risk-based deposit insurance assessment schedule with respect to FDIC deposit insurance premiums, effective January 1, 1997, whereas previously, FDIC insurance premiums were based on the level of reserves in the BIF and the SAIF. The assessment schedule proposed by the FDIC ranges from 0% to 0.27% of deposits and is based upon the capital position and a supervisory evaluation of each institution. As of January 1, 1997, assessments were set at the following percentages of deposits:

--------------------------------------------------------------------------------
                                                GROUP A     GROUP B     GROUP C
--------------------------------------------------------------------------------
Well Capitalized............................    0.00%       0.03%       0.17%
Adequately Capitalized......................    0.03%       0.10%       0.24%
Undercapitalized............................    0.10%       0.24%       0.27%
--------------------------------------------------------------------------------

The Bank has been assigned the assessment risk classification of Group A and is well capitalized. As a result, its FDIC insurance premium for the semi-annual period of January to June 1999 is zero.

Prior to the enactment of the Budget Act, FDIC assessments for interest payments on bond obligations issued by the Financing Corporation ("FICO") were solely paid by SAIF member institutions. Under the Budget Act, both BIF and SAIF members now share in the cost of the FICO bond interest payments. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing is occurring. During this initial period, SAIF member institutions pay 0.0630% of domestic deposits while BIF member institutions, such as the Bank, pay 0.0126% of domestic deposits. Full pro rata sharing of the FICO bond interest payments will take effect on January 1, 2000.

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

The federal bank regulatory agencies have adopted final regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted are maximum loan-to-value ratios for land loans (65%), development loans (75%), construction loans (80- 85%), loans on owner occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance), and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 family property should not exceed 30% of risk-based capital.

In a follow up to a policy statement originally issued in December 1993, on November 24, 1998, the FDIC and other regulatory agencies issued a Joint Interagency Statement ("the Statement") addressing the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances. The Statement was issued to better ensure the consistent application of loan loss accounting policy and to address regulatory concerns that loan loss allowances be based on the underlying economics of the loan portfolio and not be used as an earnings management tool. The Statement requires that federally insured depository institutions maintain an allowance for loan losses adequate to cover probable losses that exist as of the balance sheet date. While recognizing that management's process for determining allowance adequacy involves judgment and results in a range of estimated losses, the Statement requires that the determination of the allowance be based on a comprehensive, adequately documented and consistently applied analysis of the loan portfolio. Each depository institution must ensure that its allowance is supportable in light of disclosures made to investors in SEC filings and footnotes to financial statements.

In 1995, the federal bank regulatory agencies determined that the allowance for loan losses established pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") should be characterized as a general allowance (created against unidentified losses) rather than a specific allowance (created against identified losses). As a general allowance, the SFAS No. 114 allowance is includable in Tier 2 capital, subject to existing regulatory capital limitations.

The Bank is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank's compliance with CRA is monitored by the FDIC, which assigns the Bank a publicly available CRA rating. An assessment of CRA compliance is required by both the FDIC and the Board in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks or bank holding companies. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria went into effect for examinations beginning on July 1, 1997. Although management cannot project the impact of the substantial changes in the new rules on the Bank's CRA rating, it continues to take steps to comply with the requirements in all respects.

CAPITAL ADEQUACY GUIDELINES - Risk-adjusted capital guidelines, issued by bank regulatory authorities, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. Tier I capital basically consists of common shareholders' equity and non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. The Bank's Tier I and total risk-weighted ratios at December 31, 1998, were 9.20% and 10.45%, respectively.

In addition to the risk-weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1998, was 7.76%.

The banking agencies have issued a final rule which requires them to revise their risk-based capital guidelines to ensure that their standards take adequate account of interest rate risk.

PROPERTIES
The principal executive offices of the Company and the Bank are located in leased premises in the Imperial Bank Building at 9920 South La Cienega Boulevard, Inglewood, California. The leases are either long-term or contain sufficient options for extension to assure availability of the space for 10 years.

The Company leases office space for branch and subsidiary locations with expiration dates ranging from 1999 to 2012, exclusive of renewal options. Annual rentals, net of sublease income, for all leased premises were $7.9 million for 1998.

The Bank houses its Corporate Service Center at 2015 Manhattan Beach Boulevard, Redondo Beach, California. The property is owned by the Bank.


DIRECTORY

IMPERIAL BANCORP, SUBSIDIARIES AND ENTERPRISES
IMPERIAL BANCORP & IMPERIAL BANK EXECUTIVE OFFICES                  IMPERIAL CREDITCORP
Century Boulevard at the San Diego Freeway                          Century Boulevard at the San Diego Freeway
P. O. Box 92991                                                     P. O. Box 92991
Los Angeles, California 90009                                       Los Angeles, California 90009
(310) 417-5600                                                      (310) 417-5600
-------------------------------------------------------------       --------------------------------------------------------------
IMPERIAL BANK REALTY COMPANY, INC.                                  ALTAIR CORP.
Century Boulevard at the San Diego Freeway                          5757 Memorial Drive, Suite 200
P. O. Box 92991                                                     Houston, Texas 77007
Los Angeles, California 90009                                       (800) 868-5755
(310) 417-5600
-------------------------------------------------------------       --------------------------------------------------------------


DIRECTORS
GEORGE L. GRAZIADIO, JR.                                            WILLIAM L. MACDONALD
Chairman of the Board, President and Chief Executive Officer,       President and Chief Executive Officer, Compensation
Imperial Bancorp                                                    Resource Group
Chairman of the Board and Co-Founder, Imperial Bank                 Director, Imperial Bancorp and Imperial Bank
-------------------------------------------------------------       --------------------------------------------------------------
NORMAN P. CREIGHTON                                                 DANIEL R. MATHIS
Vice Chairman and Chief Executive Officer, Imperial Bank            President and Chief Operating Officer, Imperial Bank
Director, Imperial Bancorp and Imperial Bank                        Director, Imperial Bank
-------------------------------------------------------------       --------------------------------------------------------------
JOHN A. ANDREINI                                                    LEE E. MIKLES
Andreini & Company                                                  Chairman, Mikles/Miller Management
Director, Imperial Bank                                             Director, Imperial Bancorp and Imperial Bank
-------------------------------------------------------------       --------------------------------------------------------------
RICHARD K. EAMER                                                    PAUL A. NOVELLY
Venture Capitalist                                                  President, Apex Oil Co.
Director, Imperial Bancorp and Imperial Bank                        Director, Imperial Bancorp and Imperial Bank
-------------------------------------------------------------       --------------------------------------------------------------
G. LOUIS GRAZIADIO, III                                             CHARLES T. OWEN
President, Ginarra Holdings, Inc.                                   President and Publisher, San Diego Business Journal
Director, Imperial Bancorp                                          Director, Imperial Bank
-------------------------------------------------------------       --------------------------------------------------------------
ROBERT L. HARRIS                                                    GREGG E. TRYHUS
President, Entertainment Properties Trust                           President and Owner, Grayhawk
Director, Imperial Bank                                             Development Company Director, Imperial Bank
-------------------------------------------------------------       --------------------------------------------------------------


IMPERIAL BANK MANAGEMENT COMMITTEE
NORMAN P. CREIGHTON                                                 JAMES R. DALEY
Vice Chairman and Chief Executive Officer                           Executive Vice President
-------------------------------------------------------------       --------------------------------------------------------------
DANIEL R. MATHIS                                                    CHRISTINE M. MCCARTHY
President and Chief Operating Officer                               Executive Vice President and Chief Financial Officer
-------------------------------------------------------------       --------------------------------------------------------------
J. RICHARD BARKLEY                                                  MAHLON L. VIGESAA
Executive Vice President and Director, Human Resources              Executive Vice President
-------------------------------------------------------------       --------------------------------------------------------------
RICHARD J. CASEY                                                    STEPHEN P. YOST
Executive Vice President                                            Executive Vice President and Chief Credit Officer
-------------------------------------------------------------       --------------------------------------------------------------
H.W. DUKE CHENOWETH
Executive Vice President
-------------------------------------------------------------

DIRECTORY OF BANK OFFICES

ARIZONA
 . Phoenix
  (602) 417-1100


SOUTHERN CALIFORNIA
 . Beverly Hills
  (310) 281-2400
 . Downtown Los Angeles
  (213) 484-3700
 . Los Angeles International Airport
  (310) 417-5600
 . Orange County - Costa Mesa
  (714) 641-2200
 . San Diego
  (619) 338-1500
 . San Fernando Valley - Sherman Oaks
  (818) 379-2901
 . San Gabriel Valley - City of Industry
  (626) 810-1186


NORTHERN CALIFORNIA
 . Central Valley - Fresno
  (559) 244-3900
 . East Bay - Walnut Creek
  (925) 941-1900
 . Sacramento
  (916) 491-1300
 . San Francisco
  (415) 954-5000
 . Santa Clara Valley - San Jose
  (408) 451-8508


COLORADO
 . Denver
  (303) 294-3340


LOAN PRODUCTION OFFICES
 . Austin, Texas
  (512) 349-2333
 . Bellevue, Washington
  (425) 454-6604
 . Boston, Massachusetts
  (617) 521-9400
 . Menlo Park, California
  (650) 233-3000
 . Reston, Virginia
  (703) 689-3768
 . San Diego, California
  (619) 509-2360



SPECIALTY OFFICES
 . Apparel and Textile Industries Division
 . Commercial Real Estate Mortgage Banking
 . Imperial Entertainment Group
 . International Division and Foreign Exchange
 . Wine Industry Division


IMPERIAL BANK -- SUBSIDIARIES & DIVISIONS
 . Commercial Banking Division
 . Corporate Cash Management
 . Equipment Leasing Division
 . Financial Institutions Division
 . Financial Services Division:
     Association Bank Services
     Bankruptcy Deposit Division
     Labor Management Division
     Title/Escrow Division
 . Imperial Processing Division:
     Gaming Industry Division
     Imperial Technology Solutions
     Merchant Card Services Division
     Pacific Bancard Association
     US Audiotex, LLC
 . Imperial Securities Corporation
 . Imperial Trust Company
 . Imperial Ventures, Inc.
 . Lewis Horwitz Organization
 . Mortgage Warehouse Division
 . Real Estate Division:
     Residential Construction Lending
 . Small Business Lending Division
 . Special Markets Division:
     Emerging Growth Division
     Factoring and Commercial Finance
     Merchant Banking Division
 . Syndicated Finance Division

SHAREHOLDER INFORMATION
Requests for financial information, annual reports, quarterly reports and SEC filings should be addressed to:


IMPERIAL BANCORP
Investor Relations Department
P. O. Box 92991
Los Angeles, California 90009
(800) 957-8483
For other information visit our World Wide Web site:
www.imperialbank.com


STOCK TRANSFER AGENT AND REGISTRAR
American Stock Transfer and Trust Co.
40 Wall Street, 46th Floor
New York, NY 10005
(800) 937-5449


INDEPENDENT AUDITORS
KPMG LLP


STOCK LISTING
Imperial Bancorp - NYSE - IMP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on March 31, 1999, on its behalf by the undersigned, thereunto duly authorized.


                                                           Date

          /s/ George L. Graziadio, Jr.                 March 31, 1999
          ----------------------------------
          George L. Graziadio, Jr.
          Chief Executive Officer

          /s/ Christine M. McCarthy                    March 31, 1999
          -----------------------------------
          Christine M. McCarthy
          Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 31, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


                                                           Date

          /s/ George L. Graziadio, Jr.                 March 31, 1999
          -----------------------------------
          George L. Graziadio, Jr.
          Chairman of the Board, President and
          Chief Executive Officer

          /s/ William L. MacDonald                     March 31, 1999
          -----------------------------------
          William L. MacDonald
          Director

          /s/ Norman P. Creighton                      March 31, 1999
          -----------------------------------
          Norman P. Creighton
          Director

          /s/ G. Louis Graziadio, III                  March 31, 1999
          -----------------------------------
          G. Louis Graziadio, III
          Director

          /s/ Richard K. Eamer                         March 31, 1999
          -----------------------------------
          Richard K. Eamer
          Director

          /s/ Lee E. Mikles                            March 31, 1999
          -----------------------------------
          Lee E. Mikles
          Director

          /s/ Paul A. Novelly                          March 31, 1999
          -----------------------------------
          Paul A. Novelly
          Director

FORM 10-K CROSS-REFERENCE INDEX

--------------------------------------------------------------------------------
Part I                                            PAGE
--------------------------------------------------------------------------------
ITEM 1.   Business
           Financial Review.........................5
           Selected Statistical Information.........4, 8-9, 13, 18, 20-21, 64-67
           Market Risk..............................16
           Description of Business..................68-72
ITEM 2.    Properties...............................72
ITEM 3.    Legal Proceedings........................50
ITEM 4.    Submission of Matters to a vote of
             security holders.......................*
           Executive Officers of the Registrant.....73
--------------------------------------------------------------------------------
PART II.                                          PAGE
--------------------------------------------------------------------------------
ITEM 5.    Market for Registrant's Common
             Equity and Related Shareholder
             Matters................................4, 65
ITEM 6.    Selected Financial Data..................4
ITEM 7.    Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations..............5-27
ITEM 8.    Financial Statements and
             Supplementary Data
           Imperial Bancorp and Subsidiaries -
             Consolidated Financial Statements......28-31
           Notes to Consolidated
             Financial Statements...................32-62
           Independent Auditors' Report.............63
           Selected Statistical Information.........4, 8-9, 13, 18, 20-21, 64-67
ITEM 9.    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure...................*
--------------------------------------------------------------------------------
PART III                                          PAGE
--------------------------------------------------------------------------------
ITEM 10.   Directors and Executive Officers
             of the Registrant......................**
ITEM 11.   Executive Compensation...................**
ITEM 12.   Security Ownership of Certain
             Beneficial Owners and
             Management.............................**
ITEM 13.   Certain Relationships and
             Related Transactions...................**
--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------
ITEM 14.   Exhibits, Financial Statement
             Schedules, and Reports on
             Form 8-K

          (a)(1) Financial Statements (See Item 8 for a listing of all financial statements).


             (2) Financial Statement Schedules
                 All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Exhibits.
                 Exhibit 10. Split Dollar Insurance Agreement and Assignment
                             Agreement
                 Exhibit 21. Subsidiaries of Registrant.
                 Exhibit 23. Independent Auditors' Consent
                 Exhibit 27. Financial Data Schedule.

             (b) Form 8-K filed on March 30, 1999, to record fourth quarter 1998 earnings as a matter of public record is incorporated by reference

--------------------------------------------------------------------------------
 * This item is omitted because it is either inapplicable or the answer thereto is in the negative.

** Incorporated by reference from the Company's proxy statement which will be filed within 120 days of fiscal year ended December 31, 1998.

EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit Number                            Description
--------------       -----------------------------------------------------------
      10             Split Dollar Insurance Agreement and Assignment Agreement

      21             Subsidiaries of Registrant

      23             Independent Auditors' Consent

      27             Financial Data Schedule
--------------------------------------------------------------------------------