Form 10-Q
period 1999-03-31
IMPERIAL BANCORP
filed 1999-05-14
CIK 49899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1999


                                IMPERIAL BANCORP

             (Exact name of registrant as specified in its charter)

                  California                                                                 95-2575576
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification Number)


       9920 South La Cienega Boulevard
           Inglewood, California                              90301
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (310) 417-5600

Commission file number: 0-7722

Securities registered pursuant to Section 12(g) of the Act:

Common Stock: Number of Shares of Common Stock outstanding as of March 31, 1999:
41,899,886 shares.

Debt Securities: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                 1999. As of March 31, 1999, $1,106,000 in principal amount of such Notes and $999,000 in principal amount of such Debentures were outstanding.

Capital Securities: 9.98 percent Series B Capital Securities of Imperial Capital
                    Trust I Due 2026. As of March 31, 1999, $73,386,000 in net
                    principal amount was outstanding.

The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 1999

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

FINANCIAL REVIEW

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp ("the Company") for the three months ended March 31, 1999. This information should be read in conjunction with the Company's 1998 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

PERFORMANCE SUMMARY

Net income for the three months ended March 31, 1999, increased to $14.2 million, or $0.33 a diluted share, from $13.4 million, or $0.30 a diluted share, for the year-earlier period. Normalized net income increased to $12.9 million for the three months ended March 31, 1999, from $11.7 million for the year-earlier period. Normalized earnings per share for the first quarter of 1999 increased approximately 15 percent to $0.30 a diluted share from $0.26 a diluted share for the first quarter of 1998. For purposes of these comparisons, normalized net income excludes equity in the earnings of Imperial Credit Industries, Inc. ("ICII") (NASDAQ-ICII). The normalizing adjustments reduced net income by $1.3 million and $1.7 million for the quarters ended March 31, 1999 and 1998, respectively. Net income growth continues to be driven by the Company's core commercial banking business.

The following table provides the calculation of normalized net income for the periods indicated:


================================================================================
                                                       Three months ended
                                                            March 31,
(Dollars in thousands, except per share amounts)       1999         1998
================================================================================
Net income                                           $   14,223      $   13,375
After-tax adjustments:
  Equity in net income of ICII                           (1,298)         (1,671)
                                                     ----------      -----------
Normalized net income                                $   12,925      $   11,704
                                                     ==========      ==========

Normalized diluted earnings per share                $     0.30      $     0.26

Normalized return on average assets (1)                    0.98%           1.10%

Normalized return on average equity                       13.53%          13.21%
===============================================================================


  (1) The balance of average assets excludes the Company's investment in ICII.

Earnings per share for first quarter 1998 has been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

The annualized return on average assets decreased to 1.07 percent for the three months ended March 31, 1999, from 1.23 percent for the year-earlier period. The annualized return on average assets, based on normalized net income, declined to
0.98 percent for the three months ended March 31, 1999, from 1.10 percent for the year-earlier period. A 22 percent increase in average assets combined with a decline in the net interest margin contributed to the decrease in the annualized return on average assets for the first quarter of 1999 compared with the first quarter of 1998. The annualized return on average equity decreased to 14.89 percent for the three months ended March 31, 1999, from 15.10 percent for the year-earlier period. The annualized return on average equity, based on normalized net income, increased to 13.53 percent for the first quarter of 1999 from 13.21 percent for the first quarter of 1998.

Net interest income increased 3 percent for the three months ended March 31, 1999, to $62.8 million from $60.8 million for the three months ended March 31, 1998. The increase in net interest income is primarily due to growth in the loan portfolio. Average loan balances increased approximately $840.1 million, or 28 percent, for the three months ended March 31, 1999, compared with the year-earlier period.

Net interest margin decreased to 5.25 percent for the three months ended March 31, 1999, from 6.24 percent for the year-earlier period. The decline in net interest margin compared with the prior year is primarily due to a decrease in the yield on commercial loans. The decrease in yield is due in part to a 75 basis point decline in the average prime rate for the first quarter of 1999 compared with the first quarter of 1998. The Company's overall cost of funds decreased to 4.05 percent for the three months ended March 31, 1999, from 4.96 percent for the prior year.

============================================================================
                                                      Three Months Ended
                                                           March 31,
(Dollars in thousands)                                1999            1998
----------------------------------------------------------------------------
Interest income                                   $   87,432     $    84,258
Interest expense                                      24,605          23,434
----------------------------------------------------------------------------
     Net interest income                          $   62,827     $    60,824
______________________________________________________________________________
Net interest margin                                     5.25%           6.24%

==============================================================================

The loan loss provision totaled $4.8 million and $5.8 million for the three months ended March 31, 1999 and 1998, respectively. Net charge-offs were $3.7 million, or 0.39 percent of average loans on an annualized basis, for the first quarter of 1999 compared with $1.3 million, or 0.18 percent of average loans on an annualized basis, for the year-earlier quarter. The ratio of the allowance for loan losses to period-end outstanding loans was 1.81 percent at March 31, 1999, 1.82 percent at December 31, 1998, and 1.83 percent at March 31, 1998.

Noninterest income increased to $22.0 million for the three months ended March 31, 1999, from $17.9 million for the year-earlier period. Excluding equity in the net income of ICII, noninterest income increased 31 percent to $19.7 million for the first quarter of 1999 from $15.0 million for the first quarter of 1998. The Company experienced growth in most noninterest income categories, including gains on the exercise and sale of equity warrants, fees derived from the sale of nonproprietary mutual funds and merchant card processing fees.

Noninterest expense increased approximately 13 percent to $56.5 million for the three months ended March 31, 1999, from $50.1 million for the year-earlier period. The increase in noninterest expense for the first quarter of 1999 compared with the same period of 1998 occurred primarily in salaries and benefits expense, occupancy and equipment expense, telephone expense, professional fees and customer services expense. The increase in salaries and benefits expense and occupancy and equipment expense is the result of growth in the Company's lending and deposit businesses and support operations. The average number of full-time equivalent staff increased to 1,255 for the first quarter of 1999 from 1,048 for the first quarter of 1998. Salaries expense for the three months ended March 31, 1999, includes commissions totaling $1.2 million associated with the exercise and sale of equity warrants compared with $8,000 for the year-earlier quarter. The increase in customer services expense is directly related to growth in deposit balances generated by the Financial Services Division.

Total assets at March 31, 1999, were $6.4 billion, a 4 percent increase from $6.2 billion at December 31, 1998, and a 12 percent increase from $5.7 billion reported at March 31, 1998. Total loans were $3.5 billion at March 31, 1999, and $3.4 billion at December 31, 1998, an increase of 15 percent from $3.0 billion at March 31, 1998. The growth in the loan portfolio at March 31, 1999, occurred in commercial and construction loans which increased 17 and 55 percent, respectively, over March 31, 1998. Total deposits increased to $5.8 billion at March 31, 1999, from $5.6 billion at December 31, 1998, and $5.1 billion at March 31, 1998. The increase in total deposits compared with a year ago is due to a $388.2 million, or 12 percent, increase in noninterest-bearing demand deposits to $3.5 billion at March 31, 1999, from $3.1 billion at March 31, 1998. Noninterest-bearing demand deposits comprised 60 percent of total deposits at

March 31, 1999, down slightly from 61 percent at March 31, 1998. Shareholders' equity increased to $388.1 million at March 31, 1999, from $381.8 million at December 31, 1998, and $369.6 million at March 31, 1998.

Nonaccrual loans totaled $43.0 million, or 1.22 percent of total loans, at March 31, 1999, compared with $30.6 million, or 0.89 percent of total loans, at December 31, 1998, and $12.3 million, or 0.40 percent of total loans, at March 31, 1998. Restructured loans decreased to $7.3 million at March 31, 1999, from $9.8 million at December 31, 1998, and $23.1 million at March 31, 1998. The percentage of nonaccrual and restructured loans to total loans increased to 1.43 percent at March 31, 1999, from 1.17 percent at December 31, 1998, and 1.16 percent at March 31, 1998. The increase in nonaccrual loans at March 31, 1999, compared with December 31, 1998, includes a $10.0 million commercial real estate loan. All restructured loans were performing in accordance with their modified terms at March 31, 1999. The balance of real estate and other assets owned net of allowance ("OREO") decreased to $2.0 million at March 31, 1999, from $2.3 million at December 31, 1998, and $3.0 million at March 31, 1998.

Imperial Bancorp is classified as well capitalized with leverage, Tier 1 and total capital ratios of 8.45 percent, 9.73 percent and 11.02 percent, respectively, at March 31, 1999.

Stock Dividend
On February 3, 1999, the Company announced an 8 percent stock dividend paid on March 5, 1999, to shareholders of record as of February 19, 1999.

Subordinated Debt Issue

On April 7, 1999, Imperial Bank completed a $100 million offering of 8.5 percent Subordinated Capital Notes due 2009. The Notes qualify as Tier 2 capital under FDIC guidelines.

Sale of Imperial Trust Company

On April 23, 1999, the Company announced the sale of the business portfolio of Imperial Trust Company ("ITC") to Union Bank of California, N.A. ("UBOC"). Regulatory approval has been received and the sale is expected to close prior to the end of May 1999. The Company expects to record a pretax gain of approximately $9.0 million in the second quarter of 1999 and an additional gain of up to $3.5 million in the second quarter of 2000, based on the earnings performance of the trust business for UBOC. ITC currently has over $10.0 billion of assets under administration.

EARNINGS PERFORMANCE

Net Interest Income:

The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $62.8 million for the three months ended March 31, 1999, from $60.8 million for the year-earlier period. The increase in net interest income is due to growth in average earning assets, primarily loans which increased by $840.1 million, or 28 percent, over the year-earlier period. Increases of $40.5 million and $39.2 million in trading instruments and Federal funds sold, respectively, for the three months ended March 31, 1999, more than offset a $29.8 million decrease in the balance of securities available for sale compared with the same period of 1998. The increase in net interest income due to growth in earning asset balances for the current quarter compared with the year-earlier quarter exceeded the impact of a decline in the overall yield on earning assets to 7.30 percent from 8.64 percent.

=================================================================================================================================
Three months ended March 31,                                      1999                                     1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                Interest                                 Interest
                                                 Average        Income/      Average       Average       Income/        Average
(Dollars in thousands)                           Balance        Expense      Rate(1)       Balance       Expense        Rate(1)
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans-net of unearned income
    and deferred loan fees (2)                 $ 3,817,300     $ 74,587 (3)   7.92%      $ 2,977,204    $ 70,230 (3)     9.57%
   Trading instruments                              66,672          889       5.41%           26,140         350         5.43%
   Securities available for sale                   611,295        7,394       4.91%          641,085       9,343         5.91%
   Securities held to maturity                       3,874           72       7.54%            4,021          70         7.06%
   Federal funds sold and securities
    purchased under resale agreements              339,495        4,055       4.84%          300,251       4,121         5.57%
   Loans held for sale                              18,597          435       9.49%            5,245         144        11.13%
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  $ 4,857,233     $ 87,432       7.30%      $ 3,953,946    $ 84,258         8.64%
=================================================================================================================================
   Allowance for loan losses                       (63,628)                                  (52,101)
   Cash                                            357,792                                   310,793
   Other assets                                    235,210                                   195,837
                                               -----------                               -----------
            Total assets                       $ 5,386,607                               $ 4,408,475
                                               ===========                               ===========

Interest-bearing liabilities:
   Savings                                     $    36,653     $    151       1.67%     $     25,346    $    159         2.54%
   Money market                                  1,067,070        7,455       2.83%          778,893       7,483         3.90%
   Time-under $100,000                             121,571        1,769       5.90%          149,822       2,233         6.04%
   Time-$100,000 and over                        1,055,980       12,393       4.76%          782,012      10,482         5.44%
---------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits             $ 2,281,274     $ 21,768       3.87%     $  1,736,073    $ 20,357         4.76%
---------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                           105,978        1,259       4.82%          101,743       1,375         5.48%
   Long-term borrowings                              2,989           49       6.65%            3,643          65         7.24%
   Capital securities                               73,379        1,529       8.45%           73,320       1,637         9.05%
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $ 2,463,620     $ 24,605       4.05%     $  1,914,779    $ 23,434         4.96%
---------------------------------------------------------------------------------------------------------------------------------
   Demand deposits                               2,449,958                                 2,068,907
   Other liabilities                                85,630                                    65,478
   Shareholders' equity                            387,399                                   359,311
                                               -----------                              ------------
                                               $ 5,386,607                              $  4,408,475
                                               ===========                              ============

Net interest income/Net interest margin                        $ 62,827       5.25%                     $ 60,824         6.24%
                                                               ========       ====                      ========        =====
---------------------------------------------------------------------------------------------------------------------------------

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2)  Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $4.9 million and $6.1 million for the three months ended March 31, 1999 and 1998, respectively.

The Company's net interest margin decreased to 5.25 percent for the three months ended March 31, 1999, from 6.24 percent for the year-earlier period. The decrease in the net interest margin is largely due to a decline in the yield on loans. The average yield on loans decreased to 7.92 percent for the first quarter of 1999 from 9.57 percent for the same period of 1998. The Company's loans are generally tied to a rate index, with the majority tied to the prime rate. Some loans, including entertainment loans and purchased loan participations, are tied to the London Interbank Offered Rate ("LIBOR"). The prime rate averaged 7.75 percent for the first quarter of 1999 compared with an average of 8.50 percent for the first quarter of 1998. The yield on loans for the current quarter was also impacted by the level of nonaccrual loans compared with the prior year. Interest income for the three months ended March 31, 1999, was reduced by approximately $441,000 due to interest reversals on nonaccrual loans. Average demand deposits increased to $2.4 billion, or 52 percent of total average deposits, for the first quarter of 1999 from $2.1 billion, or 54 percent of total average deposits, for the year-earlier quarter. The Company benefited from a decrease in the overall cost of funds to 4.05 percent for the three months ended March 31, 1999, from 4.96 percent for the same period of 1998. This decrease is largely due to a reduction in the cost of deposits.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the three months ended March 31, 1999 and 1998. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans for these computations. The tables are not presented on a tax equivalent basis as the effects are not material.


---------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                            1999 over 1998

(Dollars in thousands)                            Volume            Rate            Rate/Volume           Total
---------------------------------------------------------------------------------------------------------------------

Loans                                           $   19,817      $   (12,058)        $   (3,402)         $    4,357
Trading instruments                                    542               (1)                (2)                539
Securities available for sale                         (434)          (1,589)                74              (1,949)
Securities held to maturity                             (3)               5                  -                   2
Federal funds sold and securities
 purchased under resale agreements                     539             (535)               (70)                (66)
Loans held for sale                                    366              (21)               (54)                291
---------------------------------------------------------------------------------------------------------------------

Total interest income                           $   20,827      $   (14,199)        $   (3,454)         $    3,174
---------------------------------------------------------------------------------------------------------------------

Savings                                         $       71      $       (55)        $      (24)         $       (8)
Money market                                         2,768           (2,041)              (755)                (28)
Time-under $100,000                                   (421)             (53)                10                (464)
Time-$100,000 and over                               3,672           (1,304)              (457)             (1,911)
---------------------------------------------------------------------------------------------------------------------

Time deposits                                   $    6,090      $    (3,453)        $   (1,226)         $    1,411
---------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                   57             (166)                (7)               (166)
Long-term borrowings                                   (12)              (5)                 1                 (16)
Capital securities                                       1             (109)                 0                (108)
---------------------------------------------------------------------------------------------------------------------

Total interest expense                          $    6,136      $    (3,733)        $   (1,232)         $    1,171
---------------------------------------------------------------------------------------------------------------------

Change in net interest income                   $   14,691      $   (10,466)        $   (2,222)         $    2,003
---------------------------------------------------------------------------------------------------------------------

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $6.4 million and $5.9 million, respectively, for the three months ended March 31, 1999 and 1998. The net interest margin for the three months ended March 31, 1999 and 1998, would have been 4.72 percent and 5.63 percent, respectively.

Noninterest Income:

Noninterest income increased to $22.0 million for the three months ended March 31, 1999, from $17.9 million for the year-earlier period. Excluding equity in the net income of Imperial Credit Industries, Inc. ("ICII"), noninterest income increased 31 percent to $19.7 million for the first quarter of 1999 from $15.0 million a year earlier.

The following table provides the components of noninterest income for the periods indicated:

----------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended
                                                                                           March 31,
(Dollars in thousands)                                                            1999                 1998
----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                             $     1,843          $     1,432
Trust fees                                                                            2,215                2,091
Gain on origination and sale of loans                                                 1,221                1,084
Equity in net income of Imperial Credit Industries, Inc.                              2,240                2,884
Other service charges and fees                                                        4,448                2,727
Merchant and credit card fees                                                         2,236                1,475
International income and fees                                                         2,800                2,940
Gain on securities available for sale                                                     -                    4
Gain on trading instruments                                                              19                  208
Gain on exercise and sale of equity warrants                                          3,952                  423
Other income                                                                          1,014                2,648
----------------------------------------------------------------------------------------------------------------
Total                                                                           $    21,988          $    17,916
----------------------------------------------------------------------------------------------------------------

Noninterest income excluding equity in net income of ICII                       $    19,748          $    15,032
================================================================================================================

The Company experienced growth in most noninterest income categories including, gains on the exercise and sale of equity warrants ($3.5 million), other service charges and fees ($1.7 million), merchant card processing fees ($761,000) and service charges on deposits ($411,000). These increases were offset in part by a $1.6 million reduction in other miscellaneous income.

Noninterest Expense:

Noninterest expense increased approximately 13 percent to $56.5 million for the three months ended March 31, 1999, from $50.1 million for the year-earlier period. The increase in noninterest expense for the first quarter of 1999 compared with the same period of 1998 occurred primarily in salaries and benefits expense, occupancy and equipment expense, telephone expense, professional fees and customer services expense.

The table below provides detail of noninterest expense by category for the periods indicated:

===========================================================================================================
                                                                               Three months ended
                                                                                     March 31,
(Dollars in thousands)                                                          1999               1998
-----------------------------------------------------------------------------------------------------------
Salary and employee benefits                                                     $30,715            $28,711
Net occupancy expense                                                              2,695              2,323
Furniture and equipment                                                            2,904              2,218
Data processing                                                                    2,526              2,200
Customer services                                                                  6,351              5,906
Professional and legal fees                                                        2,843              2,299
Business development                                                               1,385              1,126
Other expense                                                                      7,036              5,300
-----------------------------------------------------------------------------------------------------------
Total                                                                            $56,455            $50,083
-----------------------------------------------------------------------------------------------------------

The increase in salary and benefits expense, occupancy and equipment expense and telephone expense is the result of growth in the Company's lending and deposit businesses and support operations. Along with expanded operations within California, the addition of out-of-state offices contributed to the increase in noninterest expense for the current quarter compared with the year-earlier quarter. New out-of-state locations include a loan production office in Reston, Virginia (opened July 1998); Altair Corporation located in Houston, Texas (acquired in September 1998) and a regional banking office in Denver, Colorado (opened November 1998). The average number of full-time equivalent staff increased to 1,255 for the first quarter of 1999 from 1,048 for the first quarter of 1998. Salary and employee benefits expense for the three months ended March 31, 1999, includes commissions totaling $1.2 million associated with the exercise and sale of equity warrants compared with $8,000 for the year-earlier period.

The increase in professional fees for the current quarter compared with the prior year is due to costs related to the Company's Year 2000 project (see-"Year 2000") and to the implementation of a new wire transfer system. Customer services expense increased to $6.4 million for the three months ended March 31, 1999, from $5.9 million for the year-earlier period. Customer services expense includes accounting and courier expenses that the Company pays on behalf of its depositors in the real estate services industry. Customer services expense is a function of the volume of these deposits and interest rates. The average balance of these demand deposits increased to $1.5 billion for the three months ended March 31, 1999, from $1.1 billion for the comparable period of 1998.

Other noninterest expense for the three months ended March 31, 1999, increased to $7.0 million from $5.3 million for the year-earlier period. The increase for the current period is due to expenses associated with the Company's factoring business ($388,400), expense related to the Company's investment in qualified low income housing tax credits ($318,700), broker commissions paid on the origination and purchase of government-insured Small Business Administration ("SBA") loans ($270,000) and expense associated with the writedown of certain equity investments to fair value ($179,000). The remaining increases occurred in a number of smaller categories. The Company's gross investment in low income housing tax credits increased to $9.5 million at March 31, 1999, from $4.2 million at March 31, 1998. This investment generates tax credits and deductible operating expenses that reduce the Company's effective tax rate.

Income Taxes:

The Company recorded income tax expense of $9.3 million and $9.4 million, for the quarters ended March 31, 1999 and 1998, respectively. Tax expense for the first quarter of 1999 includes estimated tax credits totaling $480,000 related to the Company's investment in low income housing projects.

LOANS

The following table provides a summary of loans by category for the periods indicated:

----------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                     March 31, 1999               December 31, 1998               March 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                          Balance       Percent         Balance         Percent        Balance       Percent
Commercial                                $3,027,969      86.15%          $3,010,555      87.32%       $2,594,336      85.21%
Loan secured by real estate:                                                                                               -
    Real estate term loans                   140,138       3.99              142,866       4.14           218,929       7.19
    Interim construction loans               312,041       8.88              258,763       7.51           201,956       6.64
    Consumer loans                            34,560       0.98               35,354       1.03            29,334       0.96
----------------------------------------------------------------------------------------------------------------------------
Gross loans                                3,514,708     100.00%           3,447,538     100.00%        3,044,555     100.00%
Less allowance for loan losses               (63,732)                        (62,649)                     (55,635)
----------------------------------------------------------------------------------------------------------------------------
    Total loans                           $3,450,976                      $3,384,889                   $2,988,920
----------------------------------------------------------------------------------------------------------------------------

The Company continued to experience increased loan demand although the rate of growth has moderated from that experienced in 1998. Total loans increased by $67.2 million, or 2 percent, to $3.5 billion at March 31, 1999, from $3.4 billion at December 31, 1998, and by $470.2 million, or 15 percent, from March 31, 1998. The commercial loan portfolio remains broadly diversified among many industries including manufacturing, entertainment, real estate services, high technology, healthcare, retail trade and professional services. The increase in construction loans compared with December 31, 1998, and March 31, 1998, occurred primarily in the affordable housing segment of the market.

ASSET QUALITY

Nonaccrual Loans, Restructured Loans and Real Estate Owned:

Nonaccrual loans, which include loans 90 days or more past due, totaled $43.0 million, or 1.22 percent of total loans, at March 31, 1999, compared with $30.6 million, or 0.89 percent of total loans, at December 31, 1998, and $12.3 million, or 0.40 percent of total loans, at March 31, 1998. The increase in nonaccrual loans at March 31, 1999, compared with December 31, 1998, includes a $10.0 commercial real estate loan. The remaining increase from March 31, 1998, is primarily due to loans in the entertainment and healthcare industries. Loans totaling $23.0 million were placed on nonaccrual status during the three months ended March 31, 1999. The increase in nonaccrual loans for the current quarter was partially offset by gross charge-offs totaling $3.9 million, receipt of payments totaling $3.0 million, loans brought current totaling $3.5 million and loans transferred to OREO totaling $283,800.

Restructured loans, loans that have had their original terms modified, totaled $7.3 million, $9.8 million and $23.1 million at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. The decrease in restructured loans since December 31, 1998, is due to payments received.

Real estate and other assets owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO, net of valuation allowances, totaled $2.0 million, $2.3 million and $3.0 million at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. For the three months ended March 31, 1999, one property with a book value of $132,000 was added to OREO, two properties with total book value of $315,000 were sold and payments totaling $103,900 were applied to OREO. A net gain of $1,100 was recognized on the sale.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned for the periods indicated:

--------------------------------------------------------------------------------------------------------------
                                                      March 31,   Dec. 31,   Sept. 30,   June 30,    March 31,
(Dollars in thousands)                                  1999        1998       1998        1998         1998
--------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                           $31,348    $29,853     $33,720    $25,039      $ 9,802
   Real estate                                           11,604        692         788        831        2,353
   Consumer                                                   -         70           -         49           99
--------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                            $42,952    $30,615     $34,508    $25,919      $12,254
--------------------------------------------------------------------------------------------------------------
Restructured loans                                      $ 7,287    $ 9,770     $27,591    $23,652      $23,129
--------------------------------------------------------------------------------------------------------------
Real estate and other assets owned:
   Real estate and other assets owned, gross            $ 2,023    $ 2,309     $ 2,700    $ 4,343      $ 4,073
   Less valuation allowance                                   -          -           -     (1,089)      (1,089)
--------------------------------------------------------------------------------------------------------------
      Real estate and other assets owned, net           $ 2,023    $ 2,309     $ 2,700    $ 3,254      $ 2,984
--------------------------------------------------------------------------------------------------------------
         Total                                          $52,262    $42,694     $64,799    $52,825      $38,367
--------------------------------------------------------------------------------------------------------------

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

The following table contains information for loans deemed impaired:

-----------------------------------------------------------------------------------------------------------------
                                                                 Net
                                                               Carrying             Specific                Net
(Dollars in thousands)                                          Value              Allowance              Balance
-----------------------------------------------------------------------------------------------------------------
March 31, 1999
   Loans with specific allowances                              $68,456              $(13,387)             $55,069
   Loans without specific allowances                             3,930                     -                3,930
-----------------------------------------------------------------------------------------------------------------
   Total                                                       $72,386              $(13,387)             $58,999
-----------------------------------------------------------------------------------------------------------------
December 31, 1998
   Loans with specific allowances                              $56,746              $(12,775)             $43,971
   Loans without specific allowances                             4,847                     -                4,847
-----------------------------------------------------------------------------------------------------------------
   Total                                                       $61,593              $(12,775)             $48,818
-----------------------------------------------------------------------------------------------------------------

Impaired loans were classified as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                   March 31,        December 31,
(Dollars in thousands)                                                               1999               1998
---------------------------------------------------------------------------------------------------------------
Current                                                                             $27,874             $27,414
Past due                                                                              1,560               3,564
Nonaccrual                                                                           42,952              30,615
---------------------------------------------------------------------------------------------------------------
   Total                                                                            $72,386             $61,593
---------------------------------------------------------------------------------------------------------------

Loans classified as impaired totaled $72.4 million at March 31, 1999, compared with $61.6 million at December 31, 1998. During the first three months of 1999, $23.0 million of loans were newly classified as impaired. The additions to impaired loans were partially offset by the receipt of payments on impaired loans totaling $4.5 million, charge-offs totaling $3.9 million, loans removed from impaired status totaling $3.5 million and loans transferred to OREO of $283,800. The Company's average recorded investment in impaired loans for the three months ended March 31, 1999, was $59.1 million. Interest income totaling approximately $815,000 was collected on impaired loans during the three months ended March 31, 1999.

Allowance and Provision for Loan Losses:

The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions in California and out-of-state markets served, loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses is adequate at March 31, 1999, future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At March 31, 1999, the allowance for loan losses equaled $63.7 million, or 1.81 percent of total loans, compared with $62.6 million, or 1.82 percent of total loans, at December 31, 1998, and $55.6 million, or 1.83 percent of total loans, at March 31, 1998. The following table summarizes changes in the allowance for loan losses:

-------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, (Dollars in thousands)                                     1999                       1998
-------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                          $   62,649                 $   51,143
-------------------------------------------------------------------------------------------------------------------------
Loans charged off:
Commercial                                                                              (4,160)                    (1,545)
Real estate                                                                                (21)                      (169)
Consumer                                                                                     -                        (24)
-------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                                   $   (4,181)                $   (1,738)
-------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial                                                                                 405                        390
Real estate                                                                                 63                          -
Consumer                                                                                     2                          1
-------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                    $      470                 $      391
=========================================================================================================================
Net loans charged off                                                                   (3,711)                    (1,347)
Provision for loan losses                                                                4,794                      5,839
-------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                              $   63,732                 $   55,635
=========================================================================================================================
Loans outstanding, end of period                                                    $3,514,708                 $3,044,555
=========================================================================================================================
Average loans outstanding                                                           $3,817,300                 $2,977,204
=========================================================================================================================
Ratio of net charge-offs to average loans (1)                                             0.39%                      0.18%
Ratio of allowance for loan losses to loans outstanding at March 31                       1.81%                      1.83%
Ratio of allowance for loan losses to nonaccrual loans                                     148%                       454%
Ratio of provision for loan losses to net charge-offs                                      129%                       433%
-------------------------------------------------------------------------------------------------------------------------
(1) Annualized

The provision for loan losses for the three months ended March 31, 1999 and 1998, totaled $4.8 million and $5.8 million, respectively. Net charge-offs were $3.7 million, or 0.39 percent of average loans on an annualized basis, for the first quarter of 1999 compared with $1.3 million, or 0.18 percent of average loans on an annualized basis, for the year-earlier quarter. Net charge-offs for the first quarter of 1999 include $1.4 million on a commercial loan to a company in the healthcare industry that was placed on nonaccrual status in June 1998. Excluding this loan, net charge-offs were $2.3 million, or 0.25 percent of average loans on an annualized basis.

Securities:

Securities available for sale decreased to $670.6 million at March 31, 1999, from $694.8 million at December 31, 1998. A $51.5 million increase in U.S. Treasury and federal agency securities at March 31, 1999, was offset by a $74.2 million reduction in mutual funds. Federal funds sold and securities purchased under resale agreements decreased to $757.5 million at March 31, 1999, from $1.4 billion at December 31, 1998. The Company generally invests short-term liquidity in mutual funds and Federal funds sold and securities purchased under resale agreements. The fluctuation in these balances is largely a function of changes in the level of demand deposits. Demand deposits increased to $3.5 billion at March 31, 1999, from $3.3 billion at December 31, 1998. The amount of short-term investments decreased at March 31, 1999, compared with year end despite growth in demand deposits because a portion of the excess liquidity was held as cash with the Federal Reserve. The balance of cash and due from increased to $1.2 billion at March 31, 1999, from $355.3 million at December 31, 1998.

A summary of securities held to maturity as of March 31, 1999, and December 31, 1998, is provided below:

=============================================================================================================================
                                                                        Gross                 Gross
                                                Amortized            Unrealized             Unrealized              Fair
(Dollars in thousands)                            Cost                  Gains                 Losses                Value
-----------------------------------------------------------------------------------------------------------------------------
March 31, 1999
     Industrial development bonds                    $3,860            $     -               $     -                 $3,860
----------------------------------------------------------------------------------------------------------------------------
     Total                                           $3,860            $     -               $     -                 $3,860
============================================================================================================================
December 31, 1998
     Industrial development bonds                    $3,898            $     -               $     -                 $3,898
----------------------------------------------------------------------------------------------------------------------------
     Total                                           $3,898            $     -               $     -                 $3,898
============================================================================================================================

A summary of the amortized cost and estimated fair value of securities available for sale as of March 31, 1999, and December 31, 1998, is provided below:


=============================================================================================================================
                                                                       Gross                  Gross
                                                Amortized            Unrealized            Unrealized               Fair
(Dollars in thousands)                            Cost                 Gains                 Losses                 Value
-----------------------------------------------------------------------------------------------------------------------------
March 31, 1999
     U.S. Treasury and federal agencies            $613,933                $  872               $     -              $614,805
     Mutual funds                                    38,407                     -                     -                38,407
     Other securities                                22,986                     -                (5,585)               17,401
-----------------------------------------------------------------------------------------------------------------------------
     Total                                         $675,326                $  872               $(5,585)             $670,613
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1998
     U.S. Treasury and federal agencies            $560,332                $3,024               $    (1)             $563,355
     Mutual funds                                   112,579                     -                     -               112,579
     Other securities                                22,792                     -                (3,912)               18,880
-----------------------------------------------------------------------------------------------------------------------------
     Total                                         $695,703                $3,024               $(3,913)             $694,814
-----------------------------------------------------------------------------------------------------------------------------

There were no gains or losses realized on the sale of securities available for sale during the three months ended March 31, 1999. Gross gains and losses realized on the sale of securities available for sale during the three months ended March 31, 1998, were $8,300 and $4,300, respectively.

Deferred Tax Asset

The Company reported a net deferred tax asset of $17.4 million at March 31, 1999, compared with $21.8 million at December 31, 1998. The deferred tax asset is reported net of deferred tax liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Other Assets

The balance of other assets increased to $101.9 million at March 31, 1999, from $91.1 million at December 31, 1998. The increase in other assets at March 31, 1999, compared with year-end 1998 reflects the following: a $7.0 million increase in prepaid insurance due to the purchase of additional life insurance to fund the Company's deferred compensation plan, a $3.2 million increase in foreign exchange settlement accounts and a $2.9 million increase in miscellaneous assets primarily due to the increase in the cash surrender value of life insurance funding the deferred compensation plan. These increases were offset in part by a $1.7 million decrease in accounts receivable. The remaining change in other assets occurred in a number of smaller categories.

Other Borrowings:

Short-term borrowings decreased to $50.9 million at March 31, 1999, from $60.6 million at December 31, 1998. Decreases of $8.3 million in commercial paper and $4.8 million in borrowed funds backed by Treasury, Tax and Loan deposits ("T,T&L") were offset in part by a $3.4 million increase in Federal funds purchased and reverse repurchase balances.

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

The Company's liquid assets consist of cash, Federal funds sold, securities purchased under resale agreements and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20 percent and to limit gross loans to no more than 80 percent of deposits. At March 31, 1999, the Company's liquidity ratio was 38 percent and the loan to deposit ratio was 60 percent.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's longstanding relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $2.4 billion for the quarter ended March 31, 1999, compared with $2.1 billion for the year-earlier quarter. For the three months ended March 31, 1999, approximately 37 percent of average total deposits were from the real estate services industry compared with 35 percent of average total deposits for the year-earlier period. The Company's average demand deposits and average shareholders' equity funded approximately 53 percent and 55 percent, of average total assets for the three months ended March 31, 1999 and 1998, respectively.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios, Federal funds sold and securities purchased under resale agreements.

For the three months ended March 31, 1999, the Company experienced a net cash inflow from its investing activities of approximately $642.9 million. The net inflow related to investing activities is largely due to a $688.5 million decrease in Federal funds sold and securities purchased under resale agreements offset in part by a $66.2 million increase in loans. Net cash provided by financing activities totaled approximately $247.4 million for the three months ended March 31, 1999. Net cash provided by financing activities for the current quarter includes a $257.0 million increase in deposits offset in part by a $6.0 million purchase of stock for the Company's ESOP plan and a net $3.7 million reduction in borrowed funds.

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

Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At March 31, 1999, the Company maintained a positive one-year gap of approximately $2.4 billion; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At March 31, 1998, the Company maintained a positive one-year gap of approximately $2.4 billion.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors and caps with strike prices that generally adjust quarterly and are priced approximately 100-250 basis points below or above (depending on the instrument) current market rates at the time the floors and caps were purchased. At March 31, 1999, the Company owned exchange-traded floors totaling $6.5 billion that expire as follows: $1.75 billion in the second quarter of 1999, $1.75 billion in the third quarter of 1999, $2.0 billion in the fourth quarter of 1999 and $1.0 billion in the first quarter of 2000. The floors provide the Company protection in the event that the three-month LIBOR rate drops below their respective strike prices. The floors have an average strike price of approximately 4.1 percent. The unrealized gain on the floors approximated $214,000 at March 31, 1999. The unamortized premium relating to the floors was $1.3 million at March 31, 1999.

In October 1998, following a decline in the LIBOR rate, the Company sold exchange-traded floors with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75 percent to approximately 4.00 percent. The gain on the sale of the floors is being amortized over the term of the original floors and will be fully amortized by the end of the third quarter of 1999. The balance of this deferred gain was $1.2 million at March 31, 1999.

In March 1998, the Company purchased an over-the-counter interest rate cap with a notional value of $1.0 billion. The cap provides protection in the event that the three-month LIBOR increases above the 8.33 percent strike price of the cap and expires during the first quarter of 2001. The unrealized gain on this cap approximated $243,800 at March 31, 1999. The unamortized premium paid for the cap approximated $308,200 at March 31, 1999.

In April 1997, the Company issued $75.0 million of 9.98 percent Capital Securities (the "Capital Securities") and entered into three fixed for floating interest rate swaps with a total notional value of $75.0 million in order to convert the Capital Securities to a floating rate. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 7.18 percent on $25.0 million, 7.186 percent on $25.0 million and 7.187 percent on the remaining $25.0 million. The maturity and fixed payment due dates on the swaps coincide with the call date and payment dates of the Capital Securities. The unrealized gain on the swaps approximated $6.9 million at March 31, 1999.

In June 1998, the Company entered into two fixed for floating interest rate swaps with a total notional value of $5.0 million. The swaps require the Company to pay three-month LIBOR and receive a fixed rate of 5.95 percent. The swaps mature in June 1999. Concurrently, the Company entered into interest rate swaps with its subsidiary, Crown American Bank. The notional amount, maturity and payment due dates on the swaps coincide with the original swaps, however, the payment terms require the Company to pay a fixed rate of 5.95 percent and receive three-month LIBOR. The purpose of the swaps is to convert to a floating rate a similar amount of one-year fixed rate time certificates of deposit acquired on behalf of Crown American Bank as part of a time deposit acquisition program. The unrealized gain on the swaps approximated $6,900 at March 31, 1999.

From time to time, the Company purchases over-the-counter option contracts or enters into interest rate swap contracts that are matched against specific lending transactions. The term and notional amount of the contracts are consistent with the underlying customer transaction. The contracts generally require the Company to pay a fixed rate and receive a floating rate. At March 31, 1999, the Company had matched purchased options totaling $17.6 million and matched swap contracts totaling $9.3 million. There were unrealized losses on the options and swaps of approximately $19,400 and $102,100, respectively, at March 31, 1999.

CAPITAL SECURITIES

On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98 percent Capital Securities which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities"), together with the Capital Securities. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 9.98 percent Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026.

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at March 31, 1999.

The Company used $67.2 million of the net proceeds from the sale of the Junior Subordinated Debentures to make additional investments in Imperial Bank. The remainder of the proceeds was used to implement the Company's stock repurchase plan. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at March 31, 1999.

CAPITAL

At March 31, 1999, shareholders' equity totaled $388.1 million compared with $381.8 million at December 31, 1998. For the first three months of 1999, shareholders' equity was reduced by $6.0 million due to the purchase of common stock for the Company's ESOP plan. Shareholders' equity increased by $166,000 during the quarter due to exercises of employee stock options. The tax benefit associated with options exercised, which is recorded as a component of shareholders' equity, approximated $135,000 for the first three months of 1999.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on- and off-balance sheet and place increased emphasis on common equity. Federal law requires each federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios.

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at March 31, 1999, were 9.73 percent and 11.02 percent, respectively, compared with 10.56 percent and 11.89 percent, respectively, at March 31, 1998.

Capital Ratios for Imperial Bancorp and Imperial Bank(1)

---------------------------------------------------------------------------------------------------------------------------
March 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       To be Well Capitalized
                                                                            For Capital Adequacy       Under Prompt Corrective
(Dollars in thousands)                                     Actual                  Purposes               Action Provisions
------------------------------------------------------------------------------------------------------------------------------
                                                     Amount     Ratio          Amount     Ratio             Amount     Ratio
Total capital (to risk-weighted assets):
Company                                              $516,326   11.02%        $374,771    8.00%            $468,464   10.00%
Bank                                                  480,348   10.40%         369,336    8.00%             461,670   10.00%
Tier I Capital (to risk-weighted assets):
Company                                              $455,599    9.73%        $187,385    4.00%            $281,078    6.00%
Bank                                                  422,567    9.15%         184,668    4.00%             277,002    6.00%
Leverage (to average assets):
Company                                              $455,599    8.45%        $161,828    3.00%            $269,713    5.00%
Bank                                                  422,567    7.94%         159,590    3.00%             265,984    5.00%
------------------------------------------------------------------------------------------------------------------------------
(1) Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other  disallowed intangibles.

Risk-weighted assets for the Company and Imperial Bank ("the Bank") were $4,684.6 million and $4,616.7 million, respectively, at March 31, 1999. Average assets for the Company and the Bank were $5,394.3 million and $5,319.7 million, respectively, at March 31, 1999.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 8.45 percent at March 31, 1999, compared with 9.85 percent at March 31, 1998, well in excess of minimum regulatory requirements.

YEAR 2000

To fulfill the Company's business responsibility and ensure compliance with regulatory requirements, the Company has established a Year 2000 Readiness Program ("Y2K") with the objective of having the Company Year 2000 compliant by mid-1999. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. The Company's Y2K Readiness Program is managed by an enterprise-wide Program Office ("Office") under the guidance of the Company's Management Committee. The Office is staffed with representatives from each of the Company's primary business units. Within some business units, the Office representative is supported by a business unit Year 2000 project team.

The Company has adopted the approach set forth by the Federal Financial Institutions Examination Council ("FFIEC"). This approach is based on five crucial phases: awareness, assessment, remediation, validation, and implementation. The Company's approach considers the FFIEC guidelines a minimum set of prudent business practices needed to become Y2K ready.

Awareness:
As of the end of March 1999, the Company has completed extensive internal and external communication related to the Y2K issue. The communication has been in the form of customer statement enclosures, Web site disclosures, monthly and quarterly reports to the Company's Management Committee, internal mailings, and periodic meetings.

Assessment:
The Company has conducted a comprehensive review of its information technology ("IT") and non-IT computer systems. All systems have been evaluated and classified as critical, important or ordinary. Systems requiring upgrades or replacement have been identified.

The Company utilizes the services of third-party service providers and software vendors for substantially all of its data processing functions. As such, the Company has focused on monitoring the Y2K compliance progress of its primary vendors and providers. The Company has identified its significant customers, i.e., fund providers, fund takers, and counterparties. The initial evaluation and assignment of risk for the Company's fund takers, fund providers, and counterparties has been completed. Follow-up was performed for some customers and completed March 31, 1999.

The Company is making progress on the overall Y2K contingency effort. Contingency plans are being designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of its Y2K readiness plan (Remediation Contingency Plan), and (2) the failure of systems at critical dates (Business Resumption Contingency Planning) ("BRCP"). The Company has completed the Remediation Contingency Plans and anticipates completing the Business Resumption Contingency Plans by June 30, 1999. This milestone date adheres to the FFIEC statement requiring the four phases of the BRCP effort be substantially complete. 100% of the BRCPs have been submitted to the Office for review.

Remediation/Validation/Implementation:
The Company does not employ a programming staff, nor does it customize application code that affects the books of record or customer accounting. The Company's vendors and service providers are committed to delivering Y2K ready capabilities.

At March 31, 1999, system testing is approximately 85% complete for critical systems, 89% complete for important systems, and 60% complete for ordinary systems. Testing is scheduled for completion by June 1999. Systems requiring remediation are placed into production after testing has been completed and authorization from the business unit has been obtained.

Non-IT systems, such as security systems, vault alarms and elevators, have been identified and the Company is in the process of evaluating readiness. Most of the Company's facilities are leased; therefore, the Company's efforts to determine the status of Y2K readiness and contingency plans is focused on the vendors and property managers. The anticipated date of completion for this evaluation and resolution is June 1999.

Costs:
Through March 31, 1999, the Company had incurred $2.0 million of the total $2.5 million of operating expenses budgeted for the Y2K project. It is currently anticipated that total expense for the Project will be within $100,000 of the estimated budget. Y2K capital expenditures total $1.2 million through March 31, 1999. At present, the Company expects to complete the project with capital expenditures at or slightly under the estimated budget of $1.9 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------
Imperial Bancorp and Subsidiaries                                                                March 31,        December 31,
(Dollars in thousands, except share data)                                                           1999              1998
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                          $1,206,206         $  355,317
Trading instruments                                                                                  77,025             52,971
Securities available for sale                                                                       670,613            694,814
Securities held to maturity (market value of $3,860 and $3,898 for 1999 and 1998, respectively)       3,860              3,898
Federal funds sold and securities purchased under resale agreements                                 757,500          1,446,000
Loans held for sale (market value of $15,427 and $19,416 for 1999 and 1998, respectively)            14,708             18,287
Loans:
     Loans, net of unearned income and deferred loan fees                                         3,514,708          3,447,538
     Less allowance for loan losses                                                                 (63,732)           (62,649)
------------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                        $3,450,976         $3,384,889
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                          32,292             30,938
Accrued interest receivable                                                                          27,096             25,505
Real estate and other assets owned, net                                                               2,023              2,309
Deferred tax asset                                                                                   17,442             21,809
Investment in Imperial Credit Industries, Inc.                                                       59,036             56,796
Other assets                                                                                        101,945             91,070
------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                           $6,420,722         $6,184,603
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                      $3,500,891         $3,298,070
     Savings                                                                                         22,503             25,135
     Money market                                                                                 1,072,470          1,086,959
     Time - under $100,000                                                                          155,973            171,224
     Time - $100,000 and over                                                                     1,074,765            988,259
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                         $5,826,602         $5,569,647
------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                              6,855              5,428
Income taxes payable                                                                                    756              1,504
Short-term borrowings                                                                                50,914             60,601
Long-term borrowings:
     Floating rate notes and fixed rate debentures                                                    2,105              2,105
     Other borrowed funds                                                                             6,256                290
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust holding
       solely junior subordinated deferrable interest debentures of the Company, net                 73,386             73,372
Other liabilities                                                                                    65,722             89,834
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                      $6,032,596         $5,802,781
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 41,899,886 shares at March 31, 1999, and 41,863,935 shares at
       December 31, 1998, issued and outstanding                                                    271,462            224,433
Accumulated other comprehensive loss, net of tax                                                     (2,732)              (515)
Retained earnings                                                                                   119,396            157,904
------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                             $  388,126         $  381,822
------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                             $6,420,722         $6,184,603
------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------------------------------------------------------------

Imperial Bancorp and Subsidiaries                                                                    Three months ended
                                                                                                            March 31,
(Dollars in thousands, except per share data)                                                   1999                    1998
------------------------------------------------------------------------------------------------------------------------------------

Interest income:
     Loans                                                                                       $74,587                 $70,230
     Trading instruments                                                                             889                     350
     Securities available for sale                                                                 7,394                   9,343
     Securities held to maturity                                                                      72                      70
     Federal funds sold and securities purchased under resale agreements                           4,055                   4,121
     Loans held for sale                                                                             435                     144
--------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                                  $87,432                 $84,258
--------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                                                                     21,768                  20,357
     Short-term borrowings                                                                         1,259                   1,375
     Long-term borrowings                                                                          1,578                   1,702
--------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                                                $24,605                 $23,434
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                               62,827                  60,824
Provision for loan losses                                                                          4,794                   5,839
--------------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses                                   $58,033                 $54,985
--------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges on deposit accounts                                                           1,843                   1,432
     Trust fees                                                                                    2,215                   2,091
     Gain on origination and sale of loans                                                         1,221                   1,084
     Equity in net income of Imperial Credit Industries, Inc.                                      2,240                   2,884
     Other service charges and fees                                                                4,448                   2,727
     Merchant and credit card fees                                                                 2,236                   1,475
     International income and fees                                                                 2,800                   2,940
     Gain on securities available for sale                                                             -                       4
     Gain on trading instruments                                                                      19                     208
     Gain on exercise and sale of equity warrants                                                  3,952                     423
     Other income                                                                                  1,014                   2,648
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                               $21,988                 $17,916
--------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salary and employee benefits                                                                 30,715                  28,711
     Net occupancy expense                                                                         2,695                   2,323
     Furniture and equipment                                                                       2,904                   2,218
     Data processing                                                                               2,526                   2,200
     Customer services                                                                             6,351                   5,906
     Professional and legal fees                                                                   2,843                   2,299
     Business development                                                                          1,385                   1,126
     Other expense                                                                                 7,036                   5,300
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                                              $56,455                 $50,083
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                        23,566                  22,818
Income tax provision                                                                               9,343                   9,443
--------------------------------------------------------------------------------------------------------------------------------
      Net income                                                                                 $14,223                 $13,375
--------------------------------------------------------------------------------------------------------------------------------

     Basic earnings per share                                                                      $0.34                   $0.31
     Diluted earnings per share                                                                    $0.33                   $0.30
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------------------------------------------------------

Earnings per share for first quarter 1998 has been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

Imperial Bancorp and Subsidiaries
Three months ended March 31, (Dollars in thousands)                                         1999                         1998
------------------------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
     Net income                                                                        $    14,223                  $    13,375
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                     (1,648)                      (6,169)
          Provision for loan losses                                                          4,794                        5,839
          Equity in net income of Imperial Credit Industries, Inc.                          (2,240)                      (2,884)
          Gain on exercise and sale of stock warrants                                       (3,952)                        (423)
          (Gain) loss  on sale of real estate and other assets owned                            (1)                           2
          Gain on sale of premises and equipment                                                (3)                           -
          Provsion (benefit) for deferred taxes                                              6,110                         (936)
          Gain on securities available for sale                                                  -                           (4)
          Net change in trading instruments                                                (24,054)                      18,755
          Net change in loans held for sale                                                  3,579                           31
          Net change in accrued interest receivable                                         (1,591)                      (1,442)
          Net change in accrued interest payable                                             1,427                        2,600
          Net change in income taxes receivable                                               (748)                       6,086
          Net change in other liabilities                                                  (24,112)                       3,383
          Net change in other assets                                                       (11,166)                      (8,504)
-------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                          $   (39,382)                 $    29,709
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from securities held to maturity                                                  38                           19
     Proceeds from sale of securities available for sale                                         -                      795,548
     Proceeds from maturities of securities available for sale                           1,143,480                      261,623
     Purchase of securities available for sale                                          (1,123,627)                  (1,065,390)
     Proceeds from exercise and sale of equity warrants                                      3,952                          325
     Net change in Federal funds sold and securities
        purchased under resale agreements                                                  688,500                     (361,000)
     Net change in loans                                                                   (66,194)                    (247,359)
     Capital expenditures                                                                   (3,713)                      (2,348)
     Proceeds from sale of real estate and other assets owned                                  413                          300
     Proceeds from sale of premises and equipment                                               25                            -
-------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                           $   642,874                  $  (618,282)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in demand deposits, savings, and
        money market accounts                                                              185,700                      721,785
     Net change in time deposits                                                            71,255                      170,031
     Net change in short-term borrowings                                                    (9,687)                      69,078
     Net change in long-term borrowings                                                      5,966                            -
     Repurchase of common stock for ESOP                                                    (5,985)                           -
     Proceeds from exercise of employee stock options                                          166                        1,491
     Other                                                                                     (18)                          (9)
-------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                    $   247,397                  $   962,376
-------------------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                        $   850,889                  $   373,803
-------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                                   $   355,317                  $   316,600
-------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                                       $ 1,206,206                  $   690,403
-------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------------------

Imperial Bancorp and Subsidiaries                                                                          Three months ended
                                                                                                                March 31,
(Dollars in thousands)                                                                                 1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          $14,223                  $13,375

Other comprehensive income, net of tax:
      Unrealized (loss) gain on securities available for sale, net
          of tax  effect of ($1,608) and  $497                                                       (2,217)                     685

------------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                                           $12,006                 $14,060

------------------------------------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows are presented in the same format as that used in the Company's most recently filed Report on Form 10-K. A Consolidated Statement of Comprehensive Income has been added to the Company's interim financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.

NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

At March 31, 1999, the Company owned 8.9 million shares, or approximately 24% of the common stock of ICII. The Company does not exercise significant control over the operations of ICII, therefore, the results of operations are accounted for in the Company's financial statements as an equity investment. The equity investment in ICII is carried at cost adjusted for equity in undistributed income and is evaluated for impairment on a regular basis. Transactions between ICII and the Company occur during the normal course of business. All transactions are carried out at substantially the same terms as those prevailing at the time for comparable transactions with others.

NOTE (3) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows:


March 31, (Dollars in thousands)                                                       1999                       1998
----------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                          $23,178                    $20,834
Taxes paid                                                                               3,153                         72
Significant noncash transactions:
   Loans transferred to OREO                                                               132                          -
   Net change in accumulated other comprehensive income, net of tax                      2,217                        685
----------------------------------------------------------------------------------------------------------------------------------

NOTE (4) EARNINGS PER SHARE

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

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following table:

--------------------------------------------------------------------------------------------------------------------
For the three months ended March 31,                           1999                                1998
                                               ----------------------------------     ------------------------------
                                                                           Per                                 Per
                                                                          Share                               Share
(Dollars in thousands, except per share data)      Income      Shares     Amount       Income      Shares     Amount
--------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to shareholders:
   Net income                                      $14,223   41,885,555    $0.34       $13,375   42,506,857    $0.31

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                       1,522,555                           2,118,531
                                                          -------------                       -------------

Diluted EPS
Income available to shareholders:
   Net income                                      $14,223   43,408,110    $0.33       $13,375   44,625,388    $0.30
--------------------------------------------------------------------------------------------------------------------

The weighted average number of shares used for calculating EPS for the periods reported reflect an 8 percent stock dividend paid on March 5, 1999.

NOTE (5) OPERATING SEGMENT RESULTS

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

The following table presents the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 1999 and 1998. Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the loan loss provision. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. In that case, results for prior periods would be restated for comparability.


-----------------------------------------------------------------------------------------------
For the three months ended                                       Entertainment and
March 31, 1999               Commercial    Special       Real    Independent Film  Syndicated
(Dollars in thousands)        Banking      Markets      Estate      Production      Finance
-----------------------------------------------------------------------------------------------
Net interest income       $   21,591    $   9,579   $   7,051     $    6,861      $  3,962
Provision for loan losses      1,752        1,779        -                83         -
Noninterest income             3,136        4,929         227            424           486
Noninterest expense           15,163        7,135       1,676          3,006           751
------------------------------------------------------------------------------------------------
Income before taxes            7,812        5,594       5,602          4,196         3,697
Taxes                          3,284        2,352       2,355          1,765         1,555
------------------------------------------------------------------------------------------------
Net income                $    4,528    $   3,242   $   3,247     $    2,431      $  2,142
------------------------------------------------------------------------------------------------

Average net loans         $1,333,943    $ 541,957   $ 440,873     $  442,398      $458,257
Average assets             1,343,050      545,707     447,625        445,018       461,648
Average deposits           1,235,413      604,666      15,061         84,426           -
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
For the three months ended
March 31, 1999              Financial                  Other
(Dollars in thousands)       Services       ICII      Segments    Unallocated    Consolidated
-----------------------------------------------------------------------------------------------
Net interest income       $   14,035     $     -     $  2,925     $   (3,177)   $   62,827
Provision for loan losses         33           -          163            984         4,794
Noninterest income               480        2,240       9,723            343        21,988
Noninterest expense           11,860           -       11,865          4,999        56,455
------------------------------------------------------------------------------------------------
Income before taxes            2,622        2,240         620         (8,817)       23,566
Taxes                          1,102          942         261         (4,273)        9,343
------------------------------------------------------------------------------------------------
Net income                $    1,520     $  1,298    $    359     $   (4,544)   $   14,223
------------------------------------------------------------------------------------------------

Average net loans         $  509,981     $     -     $  102,934   $  (76,671)   $3,753,672
Average assets               517,379       56,796     1,141,674      427,710     5,386,607
Average deposits           2,064,697           -        690,806       36,163     4,731,232
------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
For the three months ended                                      Entertainment and
March 31, 1999              Commercial    Special       Real    Independent Film  Syndicated
(Dollars in thousands)       Banking      Markets      Estate      Production      Finance
-----------------------------------------------------------------------------------------------
Net interest income       $   21,718    $   8,981   $   6,886     $    7,312      $  3,216
Provision for loan losses        (25)       1,063         169           (292)        -
Noninterest income             3,075          728         222            585           426
Noninterest expense           14,394        5,179       1,691          2,751           451
------------------------------------------------------------------------------------------------
Income before taxes           10,424        3,467       5,248          5,438         3,191
Taxes                          4,383        1,457       2,207          2,286         1,342
------------------------------------------------------------------------------------------------
Net income                $    6,041    $   2,010   $   3,041     $    3,152      $  1,849
------------------------------------------------------------------------------------------------

Average net loans         $1,150,523    $ 440,681   $ 439,406     $  351,061      $358,703
Average assets             1,183,399      443,747     448,347        353,950       360,744
Average deposits           1,127,598      452,804      10,740         82,311           -
------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
For the three months ended
March 31, 1999              Financial                  Other
(Dollars in thousands)       Services       ICII      Segments    Unallocated    Consolidated
-----------------------------------------------------------------------------------------------
Net interest income        $  13,714     $     -    $    2,127     $   (3,130)   $   60,824
Provision for loan losses        341           -            36          4,547         5,839
Noninterest income                77        2,884        7,146          2,773        17,916
Noninterest expense           10,204           -         9,891          5,522        50,083
-------------------------------------------------------------------------------------------------
Income before taxes            3,246        2,884         (654)       (10,426)       22,818
Taxes                          1,365        1,213         (275)        (4,535)        9,443
-------------------------------------------------------------------------------------------------
Net income                 $   1,881     $  1,671   $     (379)    $   (5,891)   $   13,375
-------------------------------------------------------------------------------------------------

Average net loans          $ 179,292     $     -    $   64,369     $  (58,932)   $2,925,103
Average assets               179,634       74,541    1,004,504        359,609     4,408,475
Average deposits           1,474,391           -       633,838         23,298     3,804,980
-------------------------------------------------------------------------------------------------

Detail of amounts included in unallocated is provided below:

------------------------------------------------------------------------------------------------------------
For the three months ended March 31,
(Dollars in thousands)                                                          1999                  1998
------------------------------------------------------------------------------------------------------------
Net interest income:
      Internal funding                                                         $(1,838)              $(1,705)
      Deferred loan fees                                                        (1,482)               (1,192)
      Other                                                                        143                  (233)
------------------------------------------------------------------------------------------------------------
                                                                               $(3,177)              $(3,130)
------------------------------------------------------------------------------------------------------------

Loan loss provision:
      Unallocated reserve                                                      $ 1,026               $ 4,620
      Mortgage loans                                                               (41)                    -
      Other                                                                         (1)                  (73)
------------------------------------------------------------------------------------------------------------
                                                                               $   984               $ 4,547
------------------------------------------------------------------------------------------------------------

Noninterest income:
      Item processing revenue                                                  $ 1,061               $   947
      Other                                                                       (718)                1,826
------------------------------------------------------------------------------------------------------------
                                                                               $   343               $ 2,773
------------------------------------------------------------------------------------------------------------

Noninterest expense:
      Unallocated admin and operations                                         $ 5,418               $ 5,193
      Deferred loan costs                                                       (1,507)                 (151)
      Other                                                                      1,088                   480
------------------------------------------------------------------------------------------------------------
                                                                               $ 4,999               $ 5,522
------------------------------------------------------------------------------------------------------------

Balance Sheet:
      Unallocated average assets include the Company's cash and due from accounts with correspondent banks and the Federal Reserve, the unallocated portion of the loan loss reserve and the balance of deferred fees. Unallocated deposit balances include official checks and Treasury, Tax and Loan accounts.
-------------------------------------------------------------------------------

TABLE 1 - FINANCIAL RATIOS

-------------------------------------------------------------------------------------------------
                                                                         Three months ended
                                                                              March 31,
                                                                     1999                   1998
-------------------------------------------------------------------------------------------------
Net income as a percentage of:(1)
     Average shareholders' equity                                   14.89%                  15.10%
     Average total assets                                            1.07%                   1.23%
     Average earning assets                                          1.19%                   1.37%
Normalized income as a percentage of (1)(2)
     Average shareholders' equity                                   13.53%                  13.21%
     Average total assets                                            0.98%                   1.10%
     Average earning assets                                          1.08%                   1.20%
Average shareholder's equity as a
percentage of:
     Average assets                                                  7.19%                   8.15%
     Average loans                                                  10.15%                  12.07%
     Average deposits                                                8.19%                   9.44%
Shareholders' equity at period end as a
percentage of:
     Total assets at period end                                      6.04%                   6.47%
     Total loans at period end                                      11.04%                  12.14%
     Total deposits at period end                                    6.66%                   7.29%
-------------------------------------------------------------------------------------------------


(1)  Annualized
(2) Adjusted net income for 1999 and 1998 excludes equity in the net income of ICII.

EXHIBITS
PART I

None

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

          (b) The Company filed a Form 8-K on March 30, 1999, to record fourth quarter 1998 earnings as a matter of public record.



     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


               IMPERIAL BANCORP

          Dated: May 14, 1999        By:   /s/ Christine M. McCarthy
                                           -------------------------
                                           Christine M. McCarthy
                                           Executive Vice President and
                                           Chief Financial Officer