Form 10-Q
period 1999-06-30
IMPERIAL BANCORP
filed 1999-08-06
CIK 49899

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                                                       8/3/99
                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1999


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

Common Stock: Number of Shares of Common Stock outstanding as of June 30, 1999:
              41,751,869 shares.

Debt Securities: Floating Rate Notes Due 1999 and Fixed Rate Debentures Due
                 1999. As of June 30, 1999, $1,106,000 in principal amount of such Notes and $999,000 in principal amount of such Debentures were outstanding. Imperial Bank Subordinated Capital Notes Due 2009. As of June 30, 1999, $100,000,000 in principal amount of such Notes was outstanding.

Capital Securities: 9.98 percent Series B Capital Securities of Imperial Capital
                    Trust I Due 2026. As of June 30, 1999, $75,000,000 in
                    principal amount was outstanding.


The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND SIX MONTHS ENDED JUNE 30, 1999

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

FINANCIAL REVIEW

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp ("the Company") as of and for the three and six months ended June 30, 1999. This information should be read in conjunction with the Company's 1998 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

PERFORMANCE SUMMARY

Net income for the three months ended June 30, 1999, increased approximately 20 percent to $19.8 million, or $0.46 a share, from $16.6 million, or $0.37 a share, for the year-earlier period. The annualized return on average assets increased to 1.43 percent for the three months ended June 30, 1999, from 1.36 percent for the year-earlier period. Net income for the second quarter includes a $5.1 million after-tax gain on the sale of the business portfolio of Imperial Trust Company ("trust business") and a $978,000 after-tax gain, net of related transaction expenses, on the sale of 3.7 million shares of Imperial Credit Industries, Inc. (NASDAQ-ICII) ("ICII") common stock. As a result of the sale, the Company's ownership of ICII common stock decreased to 5.3 million shares, or approximately 15.9 percent of the total outstanding shares. The Company no longer applies the equity method of accounting for its investment in ICII due to the reduction in its ownership percentage.

Net income for the six months ended June 30, 1999, increased approximately 14 percent to $34.0 million, or $0.79 a share, from $29.9 million, or $0.67 a share, for the year-earlier period. The annualized return on average assets decreased to 1.25 percent for the six months ended June 30, 1999, from 1.30 percent for the year-earlier period. The recent increase in the Company's prime lending rate to 8.00 percent is expected to favorably impact net income for the second half of 1999.

Earnings per share calculations for the 1998 reporting periods have been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

Normalized Net Income

Normalized net income was $14.1 million, or $0.33 a share, for the three months ended June 30, 1999, compared with $14.4 million, or $0.32 a share, for the year-earlier period. For the six months ended June 30, 1999, normalized net income increased to $27.0 million, or $0.62 a share, from $26.1 million, or $0.58 a share, for the year-earlier period. For purposes of these comparisons, normalized net income for the 1999 reporting periods excludes equity in the earnings/losses of ICII, the gain on the sale of the trust business and the net gain on the sale of ICII common stock. The normalizing adjustments reduced net income by $5.7 million and $7.0 million for the three and six months ended June 30, 1999, respectively. Normalized earnings for 1998 excludes equity in the earnings of ICII. The normalizing adjustments reduced net income by $2.2 million and $3.9 million for the three and six months ended June 30, 1998, respectively. Net income growth continues to be driven by the Company's core commercial banking business.

The following table provides the calculation of normalized net income for the periods indicated:

-------------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                  Six months ended
                                                                          June 30,                            June 30,
(Dollars in thousands, except per share amounts)                    1999            1998                1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $    19,811     $    16,567         $    34,035     $    29,942
After-tax adjustments: (1)
  Equity in net loss (income) of ICII                                  345          (2,211)               (954)         (3,882)
  Net gain on sale of ICII common stock                               (978)              -                (978)              -
  Net gain on sale of trust business                                (5,109)              -              (5,109)              -
-------------------------------------------------------------------------------------------------------------------------------
Normalized net income                                          $    14,069     $    14,356         $    26,994     $    26,060
-------------------------------------------------------------------------------------------------------------------------------
Normalized diluted earnings per share                          $      0.33     $      0.32         $      0.62     $      0.58

Normalized return on average assets (2) (3)                           1.02%           1.20%               1.00%           1.15%
Normalized return on average equity (3)                              14.14%          15.21%              13.84%          14.25%
-------------------------------------------------------------------------------------------------------------------------------

  (1) Adjustment increases (decreases) reported income.
  (2) Average assets excludes the Company's investment in ICII.
  (3) Annualized.
--------------------------------------------------------------------------------

The annualized return on average assets, based on normalized net income, decreased to 1.02 percent for the three months ended June 30, 1999, from 1.20 percent for the year-earlier period. The annualized return on average assets, based on normalized net income, decreased to 1.00 percent for the six months ended June 30, 1999, from 1.15 percent for the year-earlier period. Although average earning assets grew by approximately 14 percent and 18 percent for the three and six months ended June 30, 1999, respectively, compared with the year-earlier periods, the annualized return on average assets was adversely impacted by a decline in the net interest margin compared with the prior year. The annualized return on average equity, based on normalized net income, decreased to 14.14 percent for the three months ended June 30, 1999, from 15.21 percent for the year-earlier period. The annualized return on average equity, based on normalized net income, decreased to 13.84 percent for the six months ended June 30, 1999, from 14.25 percent for the year-earlier period.

Net interest income increased to $65.5 million for the three months ended June 30, 1999, from $65.4 million for the three months ended June 30, 1998. Net interest income increased to $128.3 million for the six months ended June 30, 1999, from $126.2 million for the year-earlier period. The increase in net interest income for the three and six months ended June 30, 1999, was primarily due to loan growth. The increase in net interest income due to loan growth was partially offset by a lower net interest margin for each period, resulting from a decrease in the yield on loans, compared with the year-earlier periods. Average loan balances increased approximately $685.9 million, or 21 percent, and $759.4 million, or 24 percent, for the three and six months ended June 30, 1999, respectively, compared with the year-earlier periods.

---------------------------------------------------------------------------------------------------------
                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
(Dollars in thousands)                        1999             1998             1999             1998
---------------------------------------------------------------------------------------------------------
Interest income                            $   92,217       $   90,474       $  179,650       $  174,732
Interest expense                               26,724           25,077           51,329           48,510
---------------------------------------------------------------------------------------------------------
   Net interest income                     $   65,493       $   65,397       $  128,321       $  126,222
---------------------------------------------------------------------------------------------------------
Net interest margin                              5.21%            5.95%            5.23%            6.09%
---------------------------------------------------------------------------------------------------------

The net interest margin decreased to 5.21 percent and 5.23 percent for the three and six months ended June 30, 1999, respectively, from 5.95 percent and 6.09 percent for the year-earlier periods. The decline in net interest margin for the three and six months ended June 30, 1999, compared with the comparable periods of 1998 is due to a decrease in the yield on commercial loans. A majority of the Company's commercial loans are tied to the prime rate. The prime rate averaged 7.75 percent for the first six months of 1999 compared with 8.50 percent for the first six months of 1998. The Company anticipates that the July 1, 1999, increase in its prime lending rate to 8.00 percent from 7.75 percent will have a positive impact on its net interest margin. It is anticipated that the net interest margin could increase approximately 10 basis points for the second half 1999. The Company's overall cost of funds decreased to 4.13 percent and 4.09 percent for the three and six months ended June 30, 1999, respectively, from 4.64 percent and 4.67 percent for the year-earlier periods.

Loan loss provisions totaled $10.0 million and $14.8 million for the three and six months ended June 30, 1999, respectively, compared with $14.1 million and $20.0 million for the comparable periods of 1998, respectively. Net charge-offs were $3.6 million, or 0.37 percent of average loans on an annualized basis, for the second quarter of 1999 compared with $11.8 million, or 1.47 percent of average loans on an annualized basis, for the year-earlier quarter. Net charge-offs include $3.1 million and $7.0 million on one loan to a company in the healthcare industry for the three months ended June 30, 1999 and 1998, respectively. Net charge-offs were $7.3 million, or 0.38 percent of average loans on an annualized basis, for the six months ended June 30, 1999, compared with $13.1 million, or 0.85 percent of average loans on an annualized basis, for the year-earlier period. The ratio of the allowance for loan losses to period-end outstanding loans increased to 1.95 percent at June 30, 1999, from 1.82 percent at December 31, 1998, and 1.80 percent at June 30, 1998.

Noninterest income increased to $36.6 million for the three months ended June 30, 1999, from $35.2 million for the year-earlier period. Normalized noninterest income for the second quarter of 1999, which excludes equity in the loss of ICII, an $8.8 million gain on the sale of the trust business and a $5.4 million gain on the sale of ICII stock, decreased to $23.0 million from $31.4 million, excluding equity in the earnings of ICII, for the year-earlier period. Normalized noninterest income includes gains on the exercise and sale of equity warrants totaling $3.4 million and $16.6 million, for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, noninterest income increased to $58.6 million from $53.1 million for the year-earlier period. Normalized noninterest income decreased to $42.7 million for the first six months of 1999 from $46.4 million for the year-earlier period. On a year-to-date basis, gains on the exercise and sale of equity warrants totaled $7.4 million for 1999, compared with $17.0 million for 1998. The Company expects to continue to exercise equity warrants during the second half of 1999, dependent on market conditions.

Noninterest expense decreased to $58.4 million for the three months ended June 30, 1999, from $59.1 million for the year-earlier period. Normalized noninterest expense, which excludes $3.7 million of consulting expense related to the sale of ICII stock, decreased approximately 7 percent to $54.7 million for the three months ended June 30, 1999, from $59.1 million for the year-earlier period. The decrease in normalized noninterest expense for the three months ended June 30, 1999, compared with the year-earlier period, is primarily due to reductions in salaries and benefits expense and customer services expense. The decrease in salaries and benefits expense is largely due to lower commissions associated with the sale of equity warrants, which totaled $937,000 for the quarter ended June 30, 1999, compared with $5.0 million for the year-earlier quarter. The decrease in customer services expense is due to lower rates on deposit balances generated by the Financial Services Division. For the six months ended June 30, 1999, normalized noninterest expense increased to $111.2 million from $109.2 million for the year-earlier period. A decrease in salaries and benefits expense, due to lower commission expense, was offset by increases in occupancy expense, data processing expense, business development expense and other noninterest expense. The increase in occupancy and equipment expense and business development expense is the result of growth in the Company's lending and deposit businesses and support operations. The average number of full-time equivalent staff increased to 1,271 for the six months ended June 30, 1999, from 1,086 for the same period of 1998. The increase in data processing expense is primarily due to higher volumes in merchant card processing.

Total assets were $6.6 billion at June 30, 1999, an increase of approximately 7 percent from $6.2 billion at December 31, 1998, and $6.2 billion at June 30, 1998. Total loans grew to $3.6 billion at June 30, 1999, an increase of approximately 5 percent from $3.4 billion at December 31, 1998, and an increase of approximately 12 percent from $3.2 billion at June 30, 1998. The growth in the loan portfolio at June 30, 1999, occurred in commercial and interim construction loans, which increased $249.8 million, or approximately 9 percent, and $193.9 million, or approximately

106 percent, over June 30, 1998, respectively. Total deposits increased to $5.7 billion at June 30, 1999, from $5.6 billion at December 31, 1998, and $5.5 billion at June 30, 1998. Noninterest-bearing demand deposits comprised 58 percent of total deposits at June 30, 1999, a decrease from 59 percent of total deposits at December 31, 1998, and 64 percent at June 30, 1998. Shareholders' equity increased to $406.6 million at June 30, 1999, from $381.8 million at December 31, 1998, and $389.4 million at June 30, 1998.

Nonaccrual loans totaled $49.6 million, or 1.38 percent of total loans, at June 30, 1999, compared with $30.6 million, or 0.89 percent of total loans, at December 31, 1998, and $25.9 million, or 0.80 percent of total loans, at June 30, 1998. Restructured loans decreased to $5.7 million at June 30, 1999, from $9.8 million at December 31, 1998, and $23.7 million at June 30, 1998. The percentage of nonaccrual and restructured loans to total loans increased to 1.53 percent at June 30, 1999, from 1.17 percent at December 31, 1998, and decreased from 1.54 percent at June 30, 1998. The increase in nonaccrual loans at June 30, 1999, compared with December 31, 1998, includes a $10.0 million commercial real estate loan that was repaid in full in July. The decrease in restructured loans from June 30, 1998, is largely due to the payoff of a $14.3 million loan on a retail shopping center during the fourth quarter of 1998. All restructured loans were performing in accordance with their modified terms at June 30, 1999. The balance of real estate and other assets owned net of allowance ("OREO") decreased to $1.7 million at June 30, 1999, from $2.3 million at December 31, 1998, and $3.3 million at June 30, 1998.

Imperial Bancorp is classified as well capitalized with leverage, Tier 1 and total capital ratios of 8.50 percent, 9.64 percent and 12.96 percent, respectively, at June 30, 1999.

Subordinated Debt Issue
On April 7, 1999, Imperial Bank completed a $100 million offering of 8.5 percent Subordinated Capital Notes due 2009. The Notes qualify as Tier 2 capital under FDIC guidelines.

Sale of Trust Business
On April 23, 1999, the Company announced the sale of the business portfolio of Imperial Trust Company ("ITC") to Union Bank of California, N.A. ("UBOC"). The Company recorded a pretax gain of $8.8 million on the sale, which closed on May 14, 1999. An additional gain of up to $3.5 million may be recorded in the second quarter of 2000, based on business retention as measured by trust fee revenues of the trust business for UBOC. ITC was not considered to be a significant operating segment.

Sale of Imperial Credit Industries, Inc. Common Stock
On May 17, 1999, the company sold 3.7 million shares of ICII common stock to ICII for $8.00 a share. The Company recorded a pretax gain of $1.7 million on the sale, net of $3.7 million of related transaction expenses. As a result of the sale, the Company's ownership of ICII common stock decreased to 5.3 million shares, or approximately 15.9 percent of the total outstanding shares as of June 30, 1999. Due to the reduction in its ownership percentage, the Company discontinued the equity method of accounting for its investment in ICII. On July 27, 1999, the Company announced the sale of the remaining 5.3 million ICII shares it owned for $6.00 a share. The sale will result in a pretax loss of approximately $2.8 million that will be reported in the third quarter.

EARNINGS PERFORMANCE

Net Interest Income:

The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $65.5 million for the three months ended June 30, 1999, from $65.4 million for the year-earlier period. The increase in net interest income is due to growth in average earning assets, which increased approximately 14 percent to $5.0 billion for the quarter ended June 30, 1999, from $4.4 billion for the year-earlier period. Average loan balances grew approximately 21 percent to $3.9 billion for the three months ended June 30, 1999, from $3.2 billion for the year-earlier period. Loans comprised approximately 77 percent of average earnings assets for the current quarter compared with approximately 73 percent for the second quarter of 1998. The average balance of trading instruments increased to $68.8 million for the three months ended June 30, 1999, from $18.7 million for the year-earlier period. The growth in trading instruments occurred primarily in Small Business Administration ("SBA") loan certificates. The increases in average loans and trading instruments were partially offset by a decrease in the average balance of Federal funds sold and securities purchased under resale agreements to $362.6 million for the three months ended June 30, 1999, from $489.3 million for the year-earlier period. The balance of Federal funds sold and securities purchased under resale agreements tends to correspond with demand deposit balances maintained by the Company's customers in the real estate services industry. Although there was a decline in the overall yield on earning assets to 7.34 percent for the second quarter of 1999 from 8.23 percent compared with the year-earlier quarter, the Company experienced an increase in net interest income due to growth in earning asset balances.

-------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                  1999                                     1998
-------------------------------------------------------------------------------------------------------------------------------
                                                           Interest                                 Interest
                                                Average     Income/         Average     Average      Income/         Average
(Dollars in thousands)                          Balance     Expense        Rate (1)     Balance      Expense         Rate (1)
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans-net of unearned income
    and deferred loan fees (2)                 $ 3,901,754  $ 77,568 (3)     7.97%  $ 3,215,901     $ 73,637 (3)     9.18%
  Trading instruments                               68,840       980         5.71%       18,729          242         5.18%
  Securities available for sale                    679,306     8,627         5.06%      671,693        9,555         5.74%
  Securities held to maturity                        3,844        71         7.41%        3,992           70         7.03%
  Federal  funds sold and securities
    purchased under resale agreements              362,627     4,370         4.83%      489,254        6,722         5.51%
  Loans held for sale                               21,798       601        11.06%        9,846          248        10.10%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  $ 5,038,169  $ 92,217         7.34%  $ 4,409,415     $ 90,474         8.24%
-------------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses                        (67,757)                             (57,032)
  Cash                                             369,577                              337,698
  Other assets                                     224,103                              196,449
                                              ------------                         ------------
          Total assets                         $ 5,564,092                          $ 4,886,530
                                              ============                         ============
Interest-bearing liabilities:
  Savings                                      $    27,229  $    142         2.09%  $    26,190     $    165         2.53%
  Money market                                   1,098,435     7,716         2.82%      940,796        7,873         3.36%
  Time-under $100,000                              162,397     2,342         5.78%      185,037        2,610         5.66%
  Time-$100,000 and over                         1,058,209    12,200         4.62%      813,122       11,041         5.45%
-------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits              $ 2,346,270  $ 22,400         3.83%  $ 1,965,145     $ 21,689         4.43%
-------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                             75,313       894         4.76%      123,538        1,714         5.56%
  Long-term borrowings                             101,155     1,954         7.75%        3,699           67         7.27%
  Capital securities                                73,393     1,476         8.07%       73,335        1,607         8.79%
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $ 2,596,131  $ 26,724         4.13%  $ 2,165,717     $ 25,077         4.64%
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                2,474,673                            2,265,377
  Other liabilities                                 94,160                               76,839
  Shareholders' equity                             399,128                              378,597

          Total liabilities and
                                            --------------                       --------------
           shareholders' equity                $ 5,564,092                          $ 4,886,530
                                            ==============                       ==============
Net interest income/Net interest margin                     $ 65,493         5.21%                  $ 65,397         5.95%
                                                           =========     =========                 =========     =========
-------------------------------------------------------------------------------------------------------------------------------

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $5.4 million and $6.8 million for the three months ended June 30, 1999 and 1998, respectively.

-----------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                              1999                                      1998
-----------------------------------------------------------------------------------------------------------------------
                                                      Interest                                   Interest
                                        Average       Income/      Average      Average          Income/      Average
(Dollars in thousands)                  Balance       Expense      Rate (1)     Balance          Expense      Rate (1)
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans-net of unearned income
    and deferred loan fees (2)          $  3,859,024  $ 152,155 (3)     7.95%  $ 3,099,621      $ 143,868  (3)9.36%
    Trading instruments                       67,762      1,869         5.56%       22,414            592     5.33%
    Securities available for sale            645,488     16,021         5.01%      653,923         18,897     5.83%
    Securities held to maturity                3,859        143         7.47%        4,006            140     7.05%
    Federal funds sold and securities
     purchased under resale agreements       351,125      8,425         4.84%      395,275         10,843     5.53%
    Loans held for sale                       20,206      1,037        10.35%        7,558            392    10.46%
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $  4,947,464  $ 179,650         7.32%  $ 4,182,797      $ 174,732     8.42%
-----------------------------------------------------------------------------------------------------------------------
    Allowance for loan losses                (65,704)                              (54,580)
    Cash                                     363,697                               324,269
    Other assets                             231,913                               196,007
                                          -----------                          -----------
             Total assets               $  5,477,370                           $ 4,648,493
                                          ===========                          ===========

Interest-bearing liabilities:
    Savings                             $     31,915  $     294         1.86%  $    25,770      $     325     2.54%
    Money market                           1,082,839     15,171         2.83%      912,839         15,357     3.39%
    Time-under $100,000                      159,535      4,111         5.20%      185,938          4,843     5.25%
    Time-$100,000 and over                 1,039,662     24,592         4.77%      779,242         21,521     5.57%
------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     $  2,313,951  $  44,168         3.85%  $ 1,903,789      $  42,046     4.45%
------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                     90,561      2,158         4.81%      112,700          3,089     5.53%
    Long-term borrowings                      52,344      1,998         7.70%        3,672            131     7.19%
    Capital securities                        73,386      3,005         8.26%       73,327          3,244     8.92%
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $  2,530,242  $  51,329         4.09%  $ 2,093,488      $  48,510     4.67%
------------------------------------------------------------------------------------------------------------------------
    Demand deposits                        2,462,328                             2,115,086
    Other liabilities                         91,504                                71,076
    Shareholders' equity                     393,296                               368,843

            Total liabilities and
                                          -----------                          -----------
            shareholders' equity        $  5,477,370                           $ 4,648,493
                                          ===========                          ===========

Net interest income/Net interest margin               $ 128,321         5.23%                   $ 126,222     6.09%
                                                      =========         ====                    =========     ====

-----------------------------------------------------------------------------------------------------------------------

(1) The yields are not presented on a tax equivalent basis as the effects are not material.
(2) Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $10.3 million and $12.9 million for the six months ended June 30, 1999 and 1998, respectively.

Net interest income increased to $128.3 million for the six months ended June 30, 1999, from $126.2 million for the year-earlier period. The increase in net interest income is primarily due to growth in loans. Average loan balances increased approximately 24 percent to $3.9 billion for the six months ended June 30, 1999, from $3.1 billion for the year-earlier period. Loans comprised approximately 78 percent of average earnings assets for the six months ended June 30, 1999, compared with approximately 74 percent for the comparable period of 1998. Although there was a decline in the overall yield on earning assets to
7.32 percent for the six months ended June 30, 1999, from 8.42 percent compared with the year-earlier period, the Company experienced an increase in net interest income due to growth in earning asset balances.

The Company's net interest margin decreased to 5.21 percent and 5.23 percent for the three and six months ended June 30, 1999, respectively, from 5.95 percent and 6.09 percent for the year-earlier periods. The decrease in the net interest margin for the current quarter and year-to-date is largely due to a decline in the yield on commercial loans. The average yield on loans decreased to 7.97 percent and 7.95 percent for the three and six months ended June 30, 1999, respectively, from 9.18 percent and 9.36 for the year-earlier periods. The Company's loans are generally tied to a rate index, with the majority tied to the prime rate. Some loans, including entertainment loans and purchased loan participations, are tied to the London Interbank Offered Rate ("LIBOR"). The prime rate averaged 7.75 percent for the first six months of 1999 compared with an average of 8.50 percent for the same period of 1998. The yield on commercial loans was also negatively impacted, although to a lesser extent, by the increase in nonaccrual loan balances compared with the prior year. Interest income was reduced by approximately $271,300 and $712,200 due to interest reversals on nonaccrual loans for the three and six months ended June 30, 1999, respectively.

Average demand deposits increased to $2.5 billion for the three months ended June 30, 1999, from $2.3 billion for the year-earlier period. Average demand deposits represented approximately 51 percent of total average deposits for the second quarter of 1999 compared with approximately 54 percent of total average deposits for the year-earlier quarter. The net interest margin was positively impacted by a decrease in the overall cost of funds to 4.13 percent for the three months ended June 30, 1999, from 4.64 percent for the year-earlier period. This decrease is largely due to a reduction in the cost of deposits. On a year-to-date basis, the overall cost of funds decreased to 4.09 percent for 1999 from
4.67 percent for the same period of 1998.

Analysis of Changes in Net Interest Income

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following tables set forth information regarding changes in interest income and interest expense for the three and six months ended June 30, 1999 and 1998. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans for these computations. The tables are not presented on a tax equivalent basis as the effects are not material.

----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                        1999 over 1998

(Dollars in thousands)                                 Volume                 Rate             Rate/Volume            Total
----------------------------------------------------------------------------------------------------------------------------------
Loans                                                    $15,705               $ (9,704)             $(2,070)          $ 3,931
Trading instruments                                          647                     25                   66               738
Securities available for sale                                110                 (1,136)                  99              (928)
Securities held to maturity                                   (3)                     4                    -                 1
Federal funds sold and securities
  purchased under resale agreements                       (1,740)                  (826)                 214            (2,352)
Loans held for sale                                          302                     23                   28               353
----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                    $15,021               $(11,614)             $(1,663)          $ 1,743
----------------------------------------------------------------------------------------------------------------------------------

Savings                                                  $     7               $    (29)             $    (1)          $   (23)
Money market                                               1,319                 (1,264)                (212)             (157)
Time-under $100,000                                         (320)                    59                   (7)             (268)
Time-$100,000 and over                                     3,328                 (1,667)                (502)            1,159
----------------------------------------------------------------------------------------------------------------------------------

Total deposits                                           $ 4,334               $ (2,901)             $  (722)          $   711
----------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                       (669)                  (248)                  97              (820)
Long-term borrowings                                       1,765                      4                  118             1,887
Capital securities                                             1                   (132)                   0              (131)
----------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                   $ 5,431               $ (3,277)             $  (507)          $ 1,647
----------------------------------------------------------------------------------------------------------------------------------

Change in net interest income                            $ 9,590               $ (8,337)             $(1,156)          $    96
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                  1999 over 1998

 (Dollars in thousands)                   Volume                    Rate                  Rate/Volume                Total
-------------------------------------------------------------------------------------------------------------------------------
Loans                                         $35,247                 $(21,655)                 $(5,305)                $ 8,287
Trading instruments                             1,198                       26                       53                   1,277
Securities available for sale                    (244)                  (2,666)                      34                  (2,876)
Securities held to maturity                        (5)                       8                        -                       3
Federal funds sold and
 securities purchased
 under resale agreements                       (1,211)                  (1,359)                     152                  (2,418)
Loans held for sale                               656                       (4)                      (7)                    645
-------------------------------------------------------------------------------------------------------------------------------

Total interest income                         $35,641                 $(25,650)                 $(5,073)                $ 4,918
-------------------------------------------------------------------------------------------------------------------------------

Savings                                       $    77                 $    (87)                 $   (21)                $   (31)
Money market                                    2,860                   (2,568)                    (478)                   (186)
Time-under $100,000                              (687)                     (52)                       7                    (732)
Time-$100,000 and over                          7,192                   (3,089)                  (1,032)                  3,071
-------------------------------------------------------------------------------------------------------------------------------

Total deposits                                $ 9,442                 $ (5,796)                 $(1,524)                $ 2,122
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                            (607)                    (403)                      79                    (931)
Long-term borrowings                            1,737                        9                      121                   1,867
Capital securities                                  3                     (242)                       0                    (239)
-------------------------------------------------------------------------------------------------------------------------------

Total interest expense                        $10,575                 $ (6,432)                 $(1,324)                $ 2,819
-------------------------------------------------------------------------------------------------------------------------------

Change in net interest income                 $25,066                 $(19,218)                 $(3,749)                $ 2,099
-------------------------------------------------------------------------------------------------------------------------------

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $6.2 million and $12.6 million for the three and six months ended June 30, 1999, respectively, and by $6.9 million and $12.8 million for the three and six months ended June 30, 1998, respectively. The net interest margin would have decreased to 4.72 percent for the three and six months ended June 30, 1999, respectively, and 5.32 percent and 5.47 percent for the comparable periods of 1998, respectively.

Noninterest Income:

Noninterest income increased to $36.6 million for the three months ended June 30, 1999, from $35.2 million for the year-earlier period. Normalized noninterest income for the second quarter of 1999, which excludes equity in the loss of ICII, an $8.8 million gain on the sale of the trust business and a $5.4 million gain on the sale of ICII stock, decreased to $23.0 million from $31.4 million, excluding equity in the earnings of ICII, for the year-earlier period. For the six months ended June 30, 1999, noninterest income increased to $58.6 million from $53.1 million for the year-earlier period. Normalized noninterest income for the first six months of 1999 decreased to $42.7 million from $46.4 million for the year-earlier period.

The following table provides the components of noninterest income for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                 Six months ended
                                                                      June 30,                          June 30,
(Dollars in thousands)                                         1999              1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                          $   1,936         $   1,686        $   3,779       $   3,118
Trust fees                                                       2,195             2,094            4,410           4,185
Gain on origination and sale of loans                              500             1,452            1,721           2,536
Equity in net (loss) income of Imperial Credit
 Industries, Inc.                                                 (596)            3,815            1,644           6,699
Gain on the sale of Imperial Credit Industries, Inc.
 stock                                                           5,391                 -            5,391               -
Other service charges and fees                                   5,034             3,542            9,483           6,268
Merchant and credit card fees                                    2,506             1,631            4,741           3,106
International income and fees                                    3,130             3,469            5,931           6,409
Gain on securities available for sale                               54                 8               54              12
Gain on trading instruments                                        365               163              384             371
Gain on exercise and sale of equity warrants                     3,430            16,617            7,382          17,040
Gain on sale of the trust business                               8,817                 -            8,817               -
Gain on sale of software license                                 2,461                 -            2,461               -
Other income                                                     1,379               696            2,393           3,344
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  36,602         $  35,173        $  58,591       $  53,088
-----------------------------------------------------------------------------------------------------------------------------------
Normalized noninterest income:
Excludes equity in the (losses) earnings of ICII, gain
on the sale of ICII stock and gain on the sale of the
trust business                                               $  22,990         $  31,358        $  42,739       $  46,389

Normalized noninterest income less gains on the
exercise and sale of equity warrants                         $  19,560         $  14,741        $  35,357       $  29,349
-----------------------------------------------------------------------------------------------------------------------------------


Normalized noninterest income includes gains on the exercise and sale of equity warrants totaling $3.4 million and $16.6 million for the three months ended June 30, 1999 and 1998, respectively. Gains on equity warrants were larger than normal in the second quarter of 1998 due to one large transaction recorded by one of the Company's nonbank subsidiaries. Excluding gains on equity warrants, noninterest income increased approximately 33 percent to $19.6 million for the three months ended June 30, 1999, from $14.7 million for the year-earlier period. For the six months ended June 30, 1999, gains on the exercise and sale of equity warrants totaled $7.4 million, compared with $17.0 million for the first six months of 1998. Excluding gains on equity warrants, noninterest income increased approximately 20 percent to $35.4 million for the six months ended June 30, 1999, from $29.3 million for the year-earlier period. The growth in noninterest income for the three and six months ended June 30, 1999, compared with the prior year occurred primarily in merchant card processing fees, due to higher volumes, fees derived from the sale of nonproprietary mutual funds and deposit service charges. Noninterest income for the three months ended June 30, 1999, also includes $2.5 million related to a previously deferred gain recognized by one of the Company's nonbank subsidiaries on the sale of a software license.

Noninterest Expense:

Noninterest expense decreased to $58.4 million for the three months ended June 30, 1999, from $59.1 million for the year-earlier period. Normalized noninterest expense, which excludes $3.7 million of consulting expense related to the sale of ICII stock, decreased approximately 7 percent to $54.7 million for the quarter ended June 30, 1999, from $59.1 million for the year-earlier period. For the six months ended June 30, 1999, noninterest expense increased by approximately 5 percent to $114.9 million from $109.2 million for the same period of 1998. Normalized noninterest expense increased approximately 2 percent to $111.2 million for the first six months of 1999, from $109.2 million for the year-earlier period.

The following table provides detail of noninterest expense by category for the periods indicated:

----------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                     Six months ended
                                                                       June 30,                              June 30,
(Dollars in thousands)                                         1999             1998                 1999              1998
----------------------------------------------------------------------------------------------------------------------------
Salary and employee benefits                                 $29,527          $33,189             $ 60,243          $ 61,900
Net occupancy expense                                          2,592            2,646                5,287             4,969
Furniture and equipment                                        2,814            2,583                5,718             4,800
Data processing                                                2,875            2,455                5,401             4,655
Customer services                                              6,228            6,878               12,579            12,784
Professional and legal fees                                    5,738            2,799                8,581             5,098
Business development                                           2,169            1,597                3,554             2,724
Other expense                                                  6,482            6,927               13,517            12,227
----------------------------------------------------------------------------------------------------------------------------
Total                                                        $58,425          $59,074             $114,880          $109,157
----------------------------------------------------------------------------------------------------------------------------

Normalized noninterest expense:
Excludes $3.7 million of consulting expense
related to the sale of ICII stock                            $54,721          $59,074             $111,176          $109,157

Normalized noninterest expense less commissions
on sales of equity warrants                                  $53,784          $54,096             $109,053          $104,171
----------------------------------------------------------------------------------------------------------------------------

The decrease in normalized noninterest expense for the three months ended June 30, 1999, compared with the year-earlier period, is primarily due to reductions in salaries and benefits expense and customer services expense. The decrease in salaries and benefits expense is largely due to lower commissions associated with the sale of equity warrants, which totaled $937,000 for the three months ended June 30, 1999, compared with $5.0 million for the year-earlier period. Excluding commissions associated with the sale of equity warrants, normalized noninterest expense decreased to $53.8 million for the three months ended June 30, 1999, from $54.1 million for the same period of 1998. For the first six months of 1999, normalized noninterest expense, excluding commissions associated with the sale of equity warrants, increased to $109.1 million from $104.2 million for the year-earlier period. For the six months ended June 30, 1999, the decrease in salaries and benefits expense, due to lower commissions associated with the sale of equity warrants, was offset by increases in occupancy expense, data processing expense, business development expense and other noninterest expense. The increase in occupancy and equipment expense and business development expense is the result of growth in the Company's lending and deposit businesses and support operations. The average number of full-time equivalent staff increased to 1,271 for the six months ended June 30, 1999, from 1,086 for the same period of 1998. Excluding the impact of warrant commissions, the level of salaries expense and staff is expected to stabilize for the remainder of 1999. The increase in data processing expense is primarily due to higher volumes in merchant and credit card processing and, to a lesser extent, to expenses associated with the Company's Year 2000 Program.

Customer services expense includes accounting and courier expenses that the Company pays on behalf of its depositors in the real estate services industry. Customer services expense is a function of the volume of these deposits and interest rates. The average balance of these demand deposits increased to $1.5 billion for the six months ended June 30, 1999, from $1.3 billion for the comparable period of 1998. The decrease in customer services expense is due to lower rates on these deposit balances.

Other noninterest expense increased to $13.5 million for the six months ended June 30, 1999, from $12.2 million for the year-earlier period. The increase is due to expenses associated with the Company's factoring business ($627,400), goodwill amortization ($309,400), dues and memberships ($300,800), expense associated with the writedown of certain equity investments to fair value ($260,300), expenses related to the Company's Community Redevelopment activities ($229,800), insurance expense ($220,700) and courier expense ($126,900). These increases were offset in part by reductions in noninterest expense related to the deferral of loan origination costs by the SBA division ($238,500), the reimbursement of operating expenses incurred to service the trust portfolio pending conversion to the purchaser's system ($541,300) and a decrease in lawsuit settlement expense ($450,000). The remaining net increase in noninterest expense occurred in a number of smaller categories.

Income Taxes:

The Company recorded income tax expense of $13.8 million and $10.8 million, representing an effective tax rate of 41.1 percent and 39.5 percent, for the three months ended June 30, 1999 and 1998, respectively. Income tax expense was $23.2 million and $20.2 million, representing an effective tax rate of 40.5 percent and 40.3 percent, for the six months ended June 30, 1999 and 1998, respectively. The change in income tax expense for the periods reported is primarily due to changes in net income before taxes. Tax expense for the first six months of 1999 includes estimated tax credits totaling $840,000 related to the Company's investment in low-income housing projects.

LOANS

The following table provides a summary of loans by category for the periods indicated:

-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                 June 30, 1999             December 31, 1998             June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                      Balance     Percent        Balance        Percent      Balance      Percent
Commercial                       $    3,066,214    85.05%     $  3,010,555       87.32%   $  2,816,434     87.31%
Loan secured by real estate:
   Real estate term loans               124,308     3.45           142,866        4.14         196,352      6.09
   Interim construction loans           377,067    10.46           258,763        7.51         183,203      5.68
   Consumer loans                        37,545     1.04            35,354        1.03          29,676      0.92
-------------------------------------------------------------------------------------------------------------------
Gross loans                           3,605,134   100.00%        3,447,538      100.00%      3,225,665    100.00%
Less allowance for loan losses          (70,200)                   (62,649)                    (58,007)
-------------------------------------------------------------------------------------------------------------------
   Total loans                   $    3,534,934               $  3,384,889                $  3,167,658
-------------------------------------------------------------------------------------------------------------------

The Company continued to experience increased loan demand although the rate of growth has moderated from that experienced in 1998. Total loans increased by $157.6 million, or approximately 5 percent, to $3.6 billion at June 30, 1999, from $3.4 billion at December 31, 1998, and by $379.5 million, or approximately 12 percent, from June 30, 1998. The commercial loan portfolio remains broadly diversified among many industries including manufacturing, entertainment, real estate services, high technology, healthcare, retail trade and professional services. The Company has experienced strong growth in interim construction loans which increased by $118.3 million, or approximately 46 percent, from December 31, 1998, and by $193.9 million, or approximately 106 percent, from June 30, 1998. The increase in interim construction loans compared with December 31, 1998, and June 30, 1998, occurred primarily in the moderately priced segment of the residential housing market. Loan growth is expected to be moderate for the remainder of 1999.

ASSET QUALITY

Nonaccrual Loans, Restructured Loans and Real Estate Owned:

Nonaccrual loans, which include loans 90 days or more past due, totaled $49.6 million, or 1.38 percent of total loans, at June 30, 1999, compared with $30.6 million, or 0.89 percent of total loans, at December 31, 1998, and $25.9 million, or 0.80 percent of total loans, at June 30, 1998. The increase in nonaccrual loans at June 30, 1999, compared with December 31, 1998, includes a $10.0 commercial real estate loan that was repaid in full in July. The remaining increase from December 31, 1998, reflects commercial loans distributed proportionally throughout the portfolio. Loans totaling $37.2 million were placed on nonaccrual status during the six months ended June 30, 1999. This increase in nonaccrual loans for the first six months of 1999 was partially offset by gross charge-offs totaling $7.9 million, receipt of payments totaling $5.3 million, loans brought current totaling $4.7 million and loans transferred to OREO totaling $283,800. When a loan reaches nonaccrual status, any interest accrued but uncollected is reversed and charged against interest income. Interest income was reduced by approximately $271,300 and $712,200 for the three and six months ended June 30, 1999, respectively, due to interest reversals on nonaccrual loans.

Restructured loans, loans that have had their original terms modified, totaled $5.7 million, $9.8 million and $23.7 million at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. The decrease in restructured loans since December 31, 1998, is due to payments received totaling $1.8 million, loans removed from restructured status of $1.0 million and a $1.3 million loan that was moved to nonaccrual status. The decrease in restructured loans from June 30, 1998, is largely due to the payoff of a $14.3 million loan on a retail shopping center during the fourth quarter of 1998.

Real estate and other assets owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO, net of valuation allowances, totaled $1.7 million, $2.3 million and $3.3 million at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. For the six months ended June 30, 1999, four properties with a total book value of $591,500 were sold, one property with a book value of $132,000 was added to OREO and payments totaling $108,500 were applied to OREO. A net gain of $128,900 was recognized on the sales.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned for the periods indicated:

---------------------------------------------------------------------------------------------------------------------
                                                         June 30,    March 31,    Dec. 31,    Sept. 30,    June 30,
(Dollars in thousands)                                     1999        1999         1998         1998         1998
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                             $39,032      $31,348     $29,853     $ 33,720      $25,039
   Real estate                                             10,576       11,604         692          788          831
   Consumer                                                     -            -          70            -           49
--------------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                              $49,608      $42,952     $30,615     $ 34,508      $25,919
--------------------------------------------------------------------------------------------------------------------
Restructured loans                                        $ 5,704      $ 7,287     $ 9,770     $ 27,591      $23,652
--------------------------------------------------------------------------------------------------------------------
Real estate and other assets owned:
   Real estate and other assets owned, gross              $ 1,741      $ 2,023     $ 2,309     $  2,700      $ 4,343
   Less valuation allowance                                     -            -           -            -       (1,089)
--------------------------------------------------------------------------------------------------------------------
      Real estate and other assets owned, net             $ 1,741      $ 2,023     $ 2,309     $  2,700      $ 3,254
--------------------------------------------------------------------------------------------------------------------
         Total                                            $57,053      $52,262     $42,694     $ 64,799      $52,825
--------------------------------------------------------------------------------------------------------------------

All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must meet the following criteria: all payments must be current and the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include: substantial doubt of the ability of the borrower to make all principal and interest payments under the original terms of the loan, a below market interest rate, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

The following table contains information for loans deemed impaired:

--------------------------------------------------------------------------------------------------------------------
                                                                                   Net
                                                                              Carrying       Specific            Net
(Dollars in thousands)                                                           Value      Allowance        Balance
--------------------------------------------------------------------------------------------------------------------
June 30, 1999
   Loans with specific allowances                                              $69,977       $(14,454)       $55,523
   Loans without specific allowances                                             3,686              -          3,686
--------------------------------------------------------------------------------------------------------------------
   Total                                                                       $73,663       $(14,454)       $59,209
--------------------------------------------------------------------------------------------------------------------
December 31, 1998
   Loans with specific allowances                                              $56,746       $(12,775)       $43,971
   Loans without specific allowances                                             4,847              -          4,847
--------------------------------------------------------------------------------------------------------------------
   Total                                                                       $61,593       $(12,775)       $48,818
--------------------------------------------------------------------------------------------------------------------

Impaired loans were classified as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,   December 31,
(Dollars in thousands)                                                                         1999        1998
--------------------------------------------------------------------------------------------------------------------
Current                                                                                      $ 22,750      $27,414
Past due                                                                                        1,305        3,564
Nonaccrual                                                                                     49,608       30,615
--------------------------------------------------------------------------------------------------------------------
   Total                                                                                     $ 73,663      $61,593
--------------------------------------------------------------------------------------------------------------------

Loans classified as impaired totaled $73.7 million at June 30, 1999, compared with $61.6 million at December 31, 1998. During the first six months of 1999, $34.9 million of loans were newly classified as impaired. The additions to impaired loans were partially offset by charge-offs totaling $8.4 million, the receipt of payments on impaired loans totaling $8.3 million, loans removed from impaired status totaling $5.8 million and loans transferred to OREO of $283,800. The Company's average recorded investment in impaired loans for the six months ended June 30, 1999, was $64.1 million. Interest income totaling approximately $1.3 million and $4.0 million was collected on impaired loans during the six months ended June 30, 1999 and 1998, respectively.

Allowance and Provision for Loan Losses:

The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions in California and out-of-state markets served, loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses was adequate at June 30, 1999, future additions to the allowance will be subject to continuing evaluation of inherent risk and probable loan losses in the loan portfolio.

At June 30, 1999, the allowance for loan losses equaled $70.2 million, or 1.95 percent of total loans, compared with $62.6 million, or 1.82 percent of total loans, at December 31, 1998, and $58.0 million, or 1.80 percent of total loans, at June 30, 1998. The allowance for loan losses represented 142 percent of nonaccrual loans at June 30, 1999, compared with 205 percent of nonaccrual loans at December 31, 1998, and 224 percent of nonaccrual loans at June 30, 1998. The following table summarizes changes in the allowance for loan losses:

----------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, (Dollars in thousands)                                            1999                      1998
----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                              $   62,649                $   51,143
----------------------------------------------------------------------------------------------------------------------------
Loans charged off:
Commercial                                                                                  (8,159)                  (13,791)
Real estate                                                                                   (195)                     (329)
Consumer                                                                                        (9)                      (47)
----------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                                       $   (8,363)               $  (14,167)
----------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial                                                                                   1,022                       911
Real estate                                                                                     67                       153
Consumer                                                                                         5                         1
----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                        $    1,094                $    1,065
----------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                                       (7,269)                  (13,102)
Provision for loan losses                                                                   14,820                    19,966
----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                  $   70,200                $   58,007
 ----------------------------------------------------------------------------------------------------------------------------
Loans outstanding, end of period                                                        $3,605,134                $3,225,665
----------------------------------------------------------------------------------------------------------------------------
Average loans outstanding                                                               $3,859,024                $3,099,621
----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs to average loans /(1)/                                               0.38%                     0.85%
Ratio of allowance for loan losses to loans outstanding at June 30                            1.95%                     1.80%
Ratio of allowance for loan losses to nonaccrual loans                                         142%                      224%
Ratio of provision for loan losses to net charge-offs                                          204%                      152%
----------------------------------------------------------------------------------------------------------------------------

/(1)/ Annualized

The provision for loan losses for the six months ended June 30, 1999 and 1998, totaled $14.8 million and $20.0 million, respectively. Net charge-offs decreased to $7.3 million, or 0.38 percent of average loans on an annualized basis, for the first six months of 1999 compared with $13.1 million, or 0.85 percent of average loans on an annualized basis, for the year-earlier period. Net charge-offs for the six months ended June 30, 1999 and 1998, include $4.5 million and $7.0 million, respectively, on a commercial loan to a company in the healthcare industry. As of June 30, 1999, this loan was fully charged off.

Securities:

Securities available for sale increased to $761.5 million at June 30, 1999, from $694.8 million at December 31, 1998. The change in securities available for sale reflects an $83.3 million increase in U.S. Treasury and federal agency securities to $646.7 million at June 30, 1999. In addition, other securities increased by $34.9 million to $53.7 million at June 30, 1999. The increase in other securities is largely due to the reclassification of the Company's remaining investment in ICII common stock to the securities available for sale category following the sale of 3.7 million shares in May 1999. The Company discontinued the equity method of accounting for its investment in ICII after it sold the ICII shares. These increases were partially offset by a $51.5 million reduction in mutual funds to $61.1 million at June 30, 1999. Federal funds sold and securities purchased under resale agreements increased to $1.5 billion at June 30 1999, from $1.4 billion at December 31, 1998. The Company generally invests short-term liquidity in mutual funds and Federal funds sold and securities purchased under resale agreements. The fluctuation in these balances is largely a function of changes in the level of demand deposits. Demand deposits increased by $36.4 million from year end to $3.3 billion at June 30, 1999.

A summary of securities held to maturity as of June 30, 1999, and December 31, 1998, is provided below:

------------------------------------------------------------------------------------------------------------
                                                                    Gross            Gross
                                                 Amortized        Unrealized      Unrealized          Fair
(Dollars in thousands)                             Cost             Gains           Losses           Value
------------------------------------------------------------------------------------------------------------
June 30, 1999
  Industrial development bonds                  $   3,831          $     -        $      -         $   3,831
------------------------------------------------------------------------------------------------------------
  Total                                         $   3,831          $     -        $      -         $   3,831
------------------------------------------------------------------------------------------------------------
December 31, 1998
  Industrial development bonds                  $   3,898          $     -        $      -         $   3,898
------------------------------------------------------------------------------------------------------------
  Total                                         $   3,898          $     -        $      -         $   3,898
------------------------------------------------------------------------------------------------------------

A summary of the amortized cost and estimated fair value of securities available for sale as of June 30, 1999, and December 31, 1998, is provided below:

------------------------------------------------------------------------------------------------------------
                                                                     Gross           Gross
                                                 Amortized        Unrealized      Unrealized          Fair
(Dollars in thousands)                             Cost             Gains           Losses           Value
------------------------------------------------------------------------------------------------------------
June 30, 1999
U.S. Treasury and federal agencies              $ 647,193          $    59        $   (583)        $ 646,669
  Mutual funds                                     61,108                -               -            61,108
  Other securities                                 56,546            2,945          (5,750)           53,741
------------------------------------------------------------------------------------------------------------
  Total                                         $ 764,847          $ 3,004        $ (6,333)        $ 761,518
------------------------------------------------------------------------------------------------------------
December 31, 1998
  U.S. Treasury and federal agencies            $ 560,332          $ 3,024        $     (1)        $ 563,355
  Mutual funds                                    112,579                -               -           112,579
  Other securities                                 22,792                -          (3,912)           18,880
------------------------------------------------------------------------------------------------------------
  Total                                         $ 695,703          $ 3,024        $ (3,913)        $ 694,814
------------------------------------------------------------------------------------------------------------

Gross gains totaling $53,500 were realized on the sale of securities available for sale during the six months ended June 30, 1999. Gross gains and losses realized on the sale of securities available for sale during the six months ended June 30, 1998, were $16,500 and $4,900, respectively.

Deferred Tax Asset

The Company reported a net deferred tax asset of $32.4 million at June 30, 1999, compared with $21.8 million at December 31, 1998. The deferred tax asset is reported net of deferred tax liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Other Assets

The balance of other assets increased to $110.5 million at June 30, 1999, from $91.1 million at December 31, 1998. The increase in other assets at June 30, 1999, compared with year-end 1998 reflects the following: a $4.0 million increase in prepaid insurance due to the purchase of additional life insurance to fund the Company's deferred compensation plan, a $4.1 million increase in foreign exchange settlement accounts, a $2.5 million increase in miscellaneous assets primarily due to the increase in the cash surrender value of life insurance funding the deferred compensation plan, $1.5 million of asset balances related to the leasing business and $1.3 million of unamortized debt issuance costs related to the Bank's Subordinated Capital Notes issued in April 1999. These increases were offset in part by a $1.8 million decrease in accounts receivable. The remaining change in other assets occurred in a number of smaller categories.

Short-term Borrowings:

Short-term borrowings increased to $170.7 million at June 30, 1999, from $60.6 million at December 31, 1998. The increase is primarily due to a $69.4 million increase in borrowed funds backed by Treasury, Tax and Loan deposits ("T,T&L") and a $48.9 million increase in Federal funds purchased and reverse repurchase balances. These increases were partially offset by a $8.2 million reduction in commercial paper outstanding.

Long-term Borrowings

The net principal balance of notes and debentures increased to $101.5 million at June 30, 1998, from $2.1 million at December 31, 1998. The increase is due to the issuance of $100.0 million of 8.5 percent, 10-year subordinated capital notes by Imperial Bank in April 1999. Other borrowed funds increased to $5.5 million at June 30, 1999, from $290,000 at December 31, 1998, due to a borrowing to fund the purchase of common stock by the Company's Employee Stock Ownership Plan ("ESOP").

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

The Company's liquid assets consist of cash, Federal funds sold, securities purchased under resale agreements and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or pledged as collateral under repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20 percent and to limit gross loans to no more than 80 percent of deposits. At June 30, 1999, the Company's liquidity ratio was 41 percent and the loan to deposit ratio was 63 percent.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's longstanding relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $2.5 billion for the three months ended June 30, 1999, compared with $2.3 billion for the year-earlier period. For the six months ended June 30, 1999, approximately 36 percent of average total deposits were from the real estate services industry compared with 37 percent of average total deposits for the year-earlier period. The Company's average demand deposits and average shareholders' equity funded approximately 52 percent and 53 percent, of average total assets for the six months ended June 30, 1999 and 1998, respectively.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios, Federal funds sold and securities purchased under resale agreements. For the six months ended June 30, 1999, the Company experienced a net cash outflow from its investing activities of approximately $235.2 million. The net outflow related to investing activities is largely due to a $85.0 million increase in Federal funds sold and securities purchased under resale agreements and a $154.6 million increase in loans. Net cash provided by financing activities totaled approximately $365.7 million for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 1999, includes a $158.8 million increase in deposits and a $214.8 million increase in borrowed funds. These increases were offset in part by a $5.2 million repurchase of common stock for the Company's ESOP plan and a $3.1 million repurchase of common stock under the Company's Stock Repurchase Program.

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

Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and the net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on- and off-balance sheet positions, on any particular segment of the balance sheet, and on overall profitability.

Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At June 30, 1999, the Company maintained a positive one-year gap of approximately $3.2 billion; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At June 30, 1998, the Company maintained a positive one-year gap of approximately $2.5 billion.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors, caps and swaps. The following tables provide information concerning the Company's derivative financial instruments at June 30, 1999:

------------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted
                                                   Notional      Average
At June 30, 1999 (Dollars in thousands)             Amount         Rate                 Terms
------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
   Over the counter                                $1,000,000      n/a         Expires March 2001.
   Over the counter                                    10,914      n/a         Expires $6.6 million first quarter 2000,
                                                                               $914,000 July 1999 and $3.4 million
                                                                               October 1999. Contracts hedge specific
                                                                               lending transactions.
Interest rate floors purchased
   Exchange traded                                 $8,000,000      n/a         Expires $1.75 billion September 1999,
                                                                               $2.0 billion December 1999, $2.0 billion
                                                                               March 2000, $2.0 billion June 2000 and
                                                                               $250 million September 2000. The floors
                                                                               have an average strike price of 4.23 percent.

Interest rate swaps
Loans and leases:
   Pay-fixed rate                                  $   26,002      5.83%       Matures $17.0 million September 2003,
   Receive-3 month LIBOR                               26,002      5.11%       $5.0 million March 2004 and $4.0 million
                                                                               July 2004.
Deposits:
   Pay 3 month LIBOR less 11 basis points          $   35,000      5.18%       Matures June 2009, callable by the Company
   Receive-fixed rate                                  35,000      7.04%       June 2000 and semi-annually thereafter.
Subordinated Capital Notes:
   Pay 3-month LIBOR                               $  100,000      5.00%       Matures April 2009.
   Receive                                            100,000      6.06%
Capital securities:
   Pay 3-month LIBOR                               $   75,000      5.07%       Matures second quarter 2007.
   Receive fixed rate                                  75,000      7.18%
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                    Notional             Unrealized            Unamortized
At June 30, 1999 (Dollars in thousands)                              Amount             Gain (loss)              Premium
------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
     Over the counter                                            $1,000,000              $   256                   $263
     Over the counter                                                10,914                   (9)                     -

Interest rate floors purchased
     Exchange traded (1)                                         $8,000,000              $   273                   $856

Interest rate swaps
     Loans and leases                                            $   26,002              $    57                   $  -
     Deposits                                                        35,000                 (538)                     -
     Subordinated Capital Notes                                     100,000               (3,891)                   716
     Capital securities                                              75,000                3,284                      -

-------------------------------------------------------------------------------------------------------------------------------

     (1) In October 1998, following a decline in the LIBOR rate, the Company sold exchange-traded floors with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75 percent to approximately 4.00 percent. The gain on the sale of the floors is being amortized over the term of the original floors and will be fully amortized by the end of the third quarter of 1999. The balance of the deferred gain on the floors was $151,300 at June 30, 1999.
------------------------------------------------------------------------------

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

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at June 30, 1999.

The Company used $67.2 million of the net proceeds from the sale of the Junior Subordinated Debentures to make additional investments in Imperial Bank. The remainder of the proceeds was used to implement the Company's stock repurchase plan. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at June 30, 1999.

CAPITAL

At June 30, 1999, shareholders' equity totaled $406.6 million compared with $381.8 million at December 31, 1998. For the first six months of 1999, shareholders' equity was reduced by $5.2 million due to the purchase of common stock for the Company's ESOP plan and by $3.1 million due to common stock repurchases under the Company's Stock Repurchase Program. Shareholders' equity increased by $450,000 during the period due to exercises of employee stock options.

The tax benefit associated with nonqualified options exercised, which is recorded as a component of shareholders' equity, approximated $145,000 for the first six months of 1999.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations promulgated by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on- and off-balance sheet and place increased emphasis on common equity. Federal law requires each federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios.

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at June 30, 1999, were 9.64 percent and 12.96 percent, respectively, compared with 10.25 percent and 11.57 percent, respectively, at June 30, 1998.

Capital Ratios for Imperial Bancorp and Imperial Bank /(1)/

-----------------------------------------------------------------------------------------------------------------------------
June 30, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       To Be Well Capitalized
                                                                              For Capital Adequacy     Under Prompt Corrective
(Dollars in thousands)                                    Actual                    Purposes               Action Provisions
------------------------------------------------------------------------------------------------------------------------------
                                                    Amount       Ratio        Amount         Ratio         Amount        Ratio
Total capital (to risk-weighted assets):
Company                                            $  636,385    12.96%       $392,954       8.00%        $491,192       10.00%
Bank                                                  566,914    11.71%        387,355       8.00%         484,194       10.00%
Tier I Capital (to risk-weighted assets):
Company                                            $  473,393     9.64%       $196,477       4.00%        $294,715        6.00%
Bank                                                  406,894     8.40%        193,678       4.00%         290,516        6.00%
Leverage (to average assets):
Company                                            $  473,393     8.50%       $166,989       3.00%        $278,314        5.00%
Bank                                                  406,894     7.45%        163,766       3.00%         272,943        5.00%
------------------------------------------------------------------------------------------------------------------------------


/(1)/ Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles.

Risk-weighted assets for the Company and Imperial Bank ("the Bank") were $4,911.9 million and $4,841.9 million, respectively, at June 30, 1999. Average assets for the Company and the Bank were $5,566.3 million and $5,458.9 million, respectively, at June 30, 1999.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 8.50 percent at June 30, 1999, compared with 9.32 percent at June 30, 1998, well in excess of minimum regulatory requirements.

YEAR 2000

To fulfill the Company's business responsibility and ensure compliance with regulatory requirements, the Company has established a Year 2000 Readiness Program ("Y2K") with the objective of having the Company Year 2000 compliant prior to year end. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. The Company's Y2K Readiness Program is managed by an enterprise-wide Program Office ("Office") under the guidance of the Company's Management Committee. The Office is staffed with representatives from each of the Company's primary business units. Within some business units, the Office representative is supported by a business unit Year 2000 project team.

The Company has adopted the approach set forth by the Federal Financial Institutions Examination Council ("FFIEC"). This approach is based on five crucial phases: awareness, assessment, remediation, validation, and implementation. The Company's approach considers the FFIEC guidelines a minimum set of prudent business practices needed to become Y2K ready.

Awareness:

As of the end of June 1999, the Company has completed extensive internal and external communication related to the Y2K issue. The communication has been in the form of customer statement enclosures, Web site disclosures, monthly and quarterly reports to the Company's Management Committee, internal mailings, and periodic meetings.

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

The Company is making progress on the overall Y2K contingency effort. Contingency plans are being designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of its Y2K readiness plan (Remediation Contingency Plan), and (2) the failure of systems at critical dates (Business Resumption Contingency Planning) ("BRCP"). The Company has completed the Remediation Contingency Plans and the Business Resumption Contingency Plans as of June 30, 1999. This milestone date adheres to the FFIEC statement requiring the four phases of the BRCP effort be substantially complete.

Remediation/Validation/Implementation:

The Company employs a small programming staff, but does not customize application code that affects the books of record or customer accounting. The Company's vendors and service providers are committed to delivering Y2K ready capabilities.

At June 30, 1999, system testing was approximately 99 percent complete for critical systems, 98 percent complete for important systems, and 98 percent complete for ordinary systems. Testing of critical systems was completed in July 1999. Testing of important and ordinary systems is scheduled for completion by the end of August 1999. Systems requiring remediation are placed into production after testing has been completed and authorization from the business unit has been obtained.

Non-IT systems, such as security systems, vault alarms and elevators, have been identified and the Company is in the process of evaluating readiness. Most of the Company's facilities are leased; therefore, the Company's efforts to determine the status of Y2K readiness and contingency plans is focused on the vendors and property managers. This evaluation and resolution was completed in July 1999.

Costs:
Through June 30, 1999, the Company had incurred $2.4 million of the total $2.5 million of operating expenses budgeted for the Y2K project. It is currently anticipated that total expense for the project will be within $100,000 of the estimated budget. Y2K capital expenditures total $1.4 million through June 30, 1999. At present, the Company expects to complete the project with capital expenditures at or slightly under the estimated budget of $1.9 million.

The Office presently believes that with updates and upgrades to existing software and minimal conversions to new software, the Company's computer systems will be Y2K ready. However, the potential impact of the Y2K issue on the financial services industry could be significant due to the interdependent nature of banking transactions. Despite its efforts towards achieving Y2K readiness, the Company could be adversely impacted if the entities with which it transacts business do not address this issue successfully.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. Implementation of SFAS No. 133 has been postponed to fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------

Imperial Bancorp and Subsidiaries                                                                        June 30,      December 31,
(Dollars in thousands)                                                                                     1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                 $  486,568       $  355,317
Trading instruments                                                                                         53,596           52,971
Securities available for sale, at fair value                                                               761,518          694,814
Securities held to maturity (fair value of $3,831 and $3,898 for 1999 and 1998, respectively)                3,831            3,898
Federal funds sold and securities purchased under resale agreements                                      1,531,000        1,446,000
Loans held for sale (fair value of $19,462 and $19,416 for 1999 and 1998, respectively)                     18,562           18,287
Loans:
     Loans, net of unearned income and deferred loan fees                                                3,605,134        3,447,538
     Less allowance for loan losses                                                                        (70,200)         (62,649)
-----------------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                               $3,534,934       $3,384,889
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                                 33,267           30,938
Accrued interest receivable                                                                                 27,302           25,505
Real estate and other assets owned, net                                                                      1,741            2,309
Deferred tax asset                                                                                          32,448           21,809
Investment in Imperial Credit Industries, Inc.                                                                   -           56,796
Other assets                                                                                               110,520           91,070
-----------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                                  $6,595,287       $6,184,603
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                             $3,334,442       $3,298,070
     Savings                                                                                                24,122           25,135
     Money market                                                                                        1,112,081        1,086,959
     Time - under $100,000                                                                                 154,822          171,224
     Time - $100,000 and over                                                                            1,103,022          988,259
-----------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                                $5,728,489       $5,569,647
-----------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                                     7,927            5,428
Income taxes payable                                                                                        19,568            1,504
Short-term borrowings                                                                                      170,731           60,601
Long-term borrowings:
     Notes and debentures                                                                                  101,484            2,105
     Other borrowed funds                                                                                    5,546              290
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust holding
       solely junior subordinated deferrable interest debentures of the Company, net                        73,401           73,372
Other liabilities                                                                                           81,578           89,834
-----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                             $6,188,724       $5,802,781
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 41,751,869 shares at June 30, 1999, and 41,863,935 shares at
       December 31, 1998, issued and outstanding                                                           274,513          224,433
Unearned employee stock ownership plan shares; 252,528 shares                                               (5,235)               -
Accumulated other comprehensive loss, net of tax                                                            (1,930)            (515)
Retained earnings                                                                                          139,215          157,904
-----------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                                    $  406,563       $  381,822
-----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                                    $6,595,287       $6,184,603
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
Imperial Bancorp and Subsidiaries                                                   Three months ended       Six months ended
                                                                                         June 30,                June 30,
(Dollars in thousands, except per share data)                                       1999          1998      1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Loans                                                                        $77,568      $73,637     $152,155      $143,868
     Trading instruments                                                              980          242        1,869           592
     Securities available for sale                                                  8,627        9,555       16,021        18,897
     Securities held to maturity                                                       71           70          143           140
     Federal funds sold and securities purchased under resale                       4,370        6,722        8,425        10,843
     Loans held for sale                                                              601          248        1,037           392
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                   $92,217      $90,474     $179,650      $174,732
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                                                      22,400       21,689       44,168        42,046
     Short-term borrowings                                                            894        1,714        2,158         3,089
     Long-term borrowings                                                           3,430        1,674        5,003         3,375
-----------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                                 $26,724      $25,077     $ 51,329      $ 48,510
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                65,493       65,397      128,321       126,222
Provision for loan losses                                                          10,026       14,127       14,820        19,966
-----------------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses                    $55,467      $51,270     $113,501      $106,256
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges on deposit accounts                                            1,936        1,686        3,779         3,118
     Trust fees                                                                     2,195        2,094        4,410         4,185
     Gain on origination and sale of loans                                            500        1,452        1,721         2,536
     Equity in net (loss) income of Imperial Credit Industries, Inc.                 (596)       3,815        1,644         6,699
     Gain on sale of Imperial Credit Industries, Inc. stock                         5,391            -        5,391             -
     Other service charges and fees                                                 5,034        3,542        9,483         6,268
     Merchant and credit card fees                                                  2,506        1,631        4,741         3,106
     International income and fees                                                  3,130        3,469        5,931         6,409
     Gain on securities available for sale                                             54            8           54            12
     Gain on trading instruments                                                      365          163          384           371
     Gain on exercise and sale of equity warrants                                   3,430       16,617        7,382        17,040
     Gain on sale of the trust business                                             8,817            -        8,817             -
     Gain on sale of software license                                               2,461            -        2,461             -
     Other income                                                                   1,379          696        2,393         3,344
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                $36,602      $35,173     $ 58,591      $ 53,088
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salary and employee benefits                                                  29,527       33,189       60,243        61,900
     Net occupancy expense                                                          2,592        2,646        5,287         4,969
     Furniture and equipment                                                        2,814        2,583        5,718         4,800
     Data processing                                                                2,875        2,455        5,401         4,655
     Customer services                                                              6,228        6,878       12,579        12,784
     Professional and legal fees                                                    5,738        2,799        8,581         5,098
     Business development                                                           2,169        1,597        3,554         2,724
     Other expense                                                                  6,482        6,927       13,517        12,227
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                               $58,425      $59,074     $114,880      $109,157
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         33,644       27,369       57,212        50,187
Income tax provision                                                               13,833       10,802       23,177        20,245
-----------------------------------------------------------------------------------------------------------------------------------
      Net income                                                                  $19,811      $16,567     $ 34,035      $ 29,942
-----------------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                                                     $  0.47      $  0.39     $   0.81      $   0.70
     Diluted earnings per share                                                   $  0.46      $  0.37     $   0.79      $   0.67
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------------

Earnings per share for the 1998 reporting periods have been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
Imperial Bancorp and Subsidiaries                                                                    Six months ended
                                                                                                          June 30,
(Dollars in thousands)                                                                         1999                     1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                                $    34,035              $    29,942
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                             (4,325)                 (12,765)
          Provision for loan losses                                                                 14,820                   19,966
          Equity in net income of Imperial Credit Industries, Inc.                                  (1,644)                  (6,699)
          Gain on sale of Imperial Credit Industries, Inc. stock                                    (5,391)                       -
          Gain on exercise and sale of stock warrants                                               (7,382)                 (17,040)
          Gain on sale of the trust business                                                        (8,817)                       -
          Gain on sale of software license                                                          (2,461)                       -
          (Gain) loss  on sale of real estate and other assets owned                                  (129)                      67
          (Gain) loss on sale of premises and equipment                                                (23)                      17
          Benefit for deferred taxes                                                                (9,467)                    (572)
          Gain on securities available for sale                                                        (54)                     (12)
          Net change in trading instruments                                                           (625)                   7,246
          Net change in loans held for sale                                                           (275)                  (4,678)
          Net change in accrued interest receivable/payable                                            702                   (2,042)
          Net change in income taxes receivable/payable                                             18,064                    3,190
          Net change in other assets/liabilities                                                   (26,278)                  (6,025)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                            $       750              $    10,595
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from securities held to maturity                                                          67                       46
     Proceeds from maturities of securities available for sale                                   1,265,116                  418,465
     Proceeds from sale of securities available for sale                                           593,825                2,102,556
     Proceeds from sale of Imperial Credit Industries, Inc. stock                                   29,460                        -
     Purchase of securities available for sale                                                  (1,894,064)              (2,603,135)
     Proceeds from exercise and sale of equity warrants                                              7,382                    5,940
     Proceeds from sale of the trust business                                                        8,817                        -
     Net change in Federal funds sold and securities
        purchased under resale agreements                                                          (85,000)                (753,000)
     Net change in loans                                                                          (154,553)                (415,443)
     Premises and equipment expenditures                                                            (7,204)                  (6,543)
     Proceeds from sale of real estate and other assets owned                                          829                      884
     Proceeds from sale of premises and equipment                                                      138                       12
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                 $  (235,187)             $(1,250,218)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in demand deposits, savings, and
        money market accounts                                                                       60,481                1,204,592
     Net change in time deposits                                                                    98,361                  167,745
     Net change in short-term borrowings                                                           110,130                   80,059
     Net proceeds from issuance of subordinated capital notes                                       98,364                        -
     Net proceeds from ESOP loan                                                                     5,985                        -
     Net change in long-term borrowings                                                                286                      (23)
     Repurchase of common stock for ESOP                                                            (5,235)                      29
     Repurchase of common stock                                                                     (3,116)                       -
     Proceeds from exercise of employee stock options                                                  450                    2,428
     Other                                                                                             (18)                       -
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                            $   365,688              $ 1,454,830
-----------------------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                                $   131,251              $   215,207
-----------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                                           $   355,317              $   316,600
-----------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                                               $   486,568              $   531,807
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------------------
Imperial Bancorp and Subsidiaries                                     Three months ended                Six months ended
                                                                            June 30,                         June 30,
(Dollars in thousands)                                                1999            1998              1999           1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $
Net income                                                          $  19,811     $   16,567            34,035     $   29,942
Other comprehensive income, net of tax:
  Reclassification adjustments, net of tax of $12 and $1                   16              3                16              3
  Unrealized gain (loss) on securities available for sale,
     net of tax effect of $570, ($197), ($1,038) and $300           $     786           (272)       $   (1,431)    $      413
-------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                          $  20,613     $   16,298        $   32,620     $   30,358
===============================================================================================================================


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

NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

On May 17, 1999, the company sold 3.7 million shares of ICII common stock to ICII for $8.00 a share. As a result of the sale, the Company's ownership of ICII common stock decreased to 5.3 million shares, or approximately 15.9 percent of the total outstanding shares. Due to the reduction in its ownership percentage, the Company discontinued the equity method of accounting for its investment in ICII as of the date of the sale. At June 30, 1999, the Company's investment in ICII common stock was classified as securities available for sale in the Consolidated Balance Sheet. On July 27, 1999, the Company announced the sale of the remaining 5.3 million ICII shares it owned for $6.00 a share. The sale will result in a pretax loss of approximately $2.8 million that will be reported in the third quarter.

NOTE (3) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows:

-----------------------------------------------------------------------------------------------------------------------------------
For the six months ended June 30, (Dollars in thousands)                                             1999                      1998
-----------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                 $    48,830               $    47,636
Taxes paid                                                                                         13,492                    17,614
Significant noncash transactions:
   Reclassification of investment in ICII stock to securities available for sale                   34,370                         -
   Loans transferred to OREO                                                                          132                       915
   Net change in accumulated other comprehensive income, net of tax                                 1,431                       413
-----------------------------------------------------------------------------------------------------------------------------------

NOTE (4) EARNINGS PER SHARE

The Company reports earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Unearned ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following tables for the three and six months ended June 30, 1999:

----------------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30,                              1999                                             1998
                                                ------------------------------------            ----------------------------------
                                                                              Per                                            Per
                                                                             Share                                          Share
(Dollars in thousands, except per share data)       Income      Shares      Amount                Income       Shares      Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to shareholders:
   Net income                                        $19,811  41,777,281    $   0.47               $   16,567   42,889,597   $0.39

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                        1,378,991                                         1,885,619
                                                            ------------                                     -------------

Diluted EPS
Income available to shareholders:
   Net income                                        $19,811  43,156,272    $   0.46               $   16,567   44,775,216   $0.37
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
For the six months ended June 30,                               1999                                             1998
                                                ------------------------------------            ----------------------------------
                                                                              Per                                            Per
                                                                             Share                                          Share
(Dollars in thousands, except per share data)       Income      Shares      Amount                   Income       Shares    Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to shareholders:
   Net income                                      $34,035     41,831,418    $   0.81               $   29,942   42,698,227   $0.70

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                         1,450,773                                         2,002,075
                                                             ------------                                        -----------

Diluted EPS
Income available to shareholders:
   Net income                                      $34,035     43,282,191    $   0.79               $   29,942   44,700,302   $0.67

----------------------------------------------------------------------------------------------------------------------------------

The weighted average number of shares used for calculating EPS for the 1998 reporting periods have been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 1999 and 1998. Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the loan loss provision. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. In that case, results for prior periods would be restated for comparability.

-----------------------------------------------------------------------------------------------------

For the three months ended                                            Entertainment and
June 30, 1999                     Commercial    Special      Real     Independent Film    Syndicated
(Dollars in thousands)              Banking     Markets     Estate       Production        Finance
-----------------------------------------------------------------------------------------------------
 Net interest income              $    22,342  $  10,707  $    8,251         $   6,921     $    4,057
 Provision for loan losses              3,151        327         191               279             28
 Noninterest income                     3,862      3,704         266               923            405
 Noninterest expense                   15,304      7,018       1,036             2,767            749
-----------------------------------------------------------------------------------------------------
 Income before taxes                    7,749      7,066       7,290             4,798          3,685
 Taxes                                  3,258      2,971       3,064             2,017          1,550
-----------------------------------------------------------------------------------------------------
 Net income                       $     4,491  $   4,095  $    4,226         $   2,781     $    2,135
-----------------------------------------------------------------------------------------------------

 Average net loans                $ 1,372,239  $ 541,103  $  498,129         $ 447,354     $  449,848
 Average assets                     1,382,050    544,361     505,170           449,838        452,828
 Average deposits                   1,222,700    657,206      15,913            88,047              -
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
For the three months ended
June 30, 1999                      Financial                Other
(Dollars in thousands)             Services      ICII      Segments     Unallocated      Consolidated
-----------------------------------------------------------------------------------------------------
 Net interest income              $    13,894  $       -  $    3,265         $  (3,944)    $   65,493
 Provision for loan losses                 26          -         221             5,803         10,026
 Noninterest income                     2,930      4,795      19,425               292         36,602
 Noninterest expense                   11,758      3,704      10,396             5,693         58,425
-----------------------------------------------------------------------------------------------------
 Income before taxes                    5,040      1,091      12,073           (15,148)        33,644
 Taxes                                  2,118        459       5,076            (6,680)        13,833
-----------------------------------------------------------------------------------------------------
 Net income                       $     2,922  $     632  $    6,997         $  (8,468)    $   19,811
-----------------------------------------------------------------------------------------------------
 Average net loans                $   494,147  $       -  $  124,392         $ (93,215)    $3,833,997
 Average assets                       501,364     46,727  $1,202,534           479,220      5,564,092
 Average deposits                   2,080,144          -     723,150            33,783      4,820,943
-----------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
For the three months ended                                             Entertainment and
June 30, 1998                     Commercial    Special      Real      Independent Film    Syndicated
(Dollars in thousands)              Banking     Markets     Estate        Production        Finance
------------------------------------------------------------------------------------------------------
 Net interest income               $   22,387   $  9,346  $    7,121         $    7,723     $    3,654
 Provision for loan losses              9,105      2,137         (43)               232              -
 Noninterest income                     4,011        885         344                577            566
 Noninterest expense                   15,735      5,879       1,618              2,616            461
------------------------------------------------------------------------------------------------------
 Income before taxes                    1,558      2,215       5,890              5,452          3,759
 Taxes                                    655        931       2,477              2,292          1,580
------------------------------------------------------------------------------------------------------
 Net income                        $      903   $  1,284  $    3,413         $    3,160     $    2,179
------------------------------------------------------------------------------------------------------

 Average net loans                 $1,238,258   $468,512  $  418,055         $  372,882     $  406,073
 Average assets                     1,275,262    472,004     426,487            375,573        408,607
 Average deposits                   1,200,031    498,290      14,237             79,102              -
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
For the three months ended
June 30, 1998                      Financial                Other
(Dollars in thousands)             Services      ICII      Segments      Unallocated      Consolidated
------------------------------------------------------------------------------------------------------
 Net interest income               $   16,146   $      -  $    1,854         $  (2,834)     $   65,397
 Provision for loan losses                 20          -         625              2,051         14,127
 Noninterest income                       139      3,815      24,461                375         35,173
 Noninterest expense                   11,322          -      15,425              6,018         59,074
------------------------------------------------------------------------------------------------------
 Income before taxes                    4,943      3,815      10,265            (10,528)        27,369
 Taxes                                  2,078      1,604       4,316             (5,131)        10,802
------------------------------------------------------------------------------------------------------
 Net income                        $    2,865   $  2,211  $    5,949         $  (5,397)     $   16,567
------------------------------------------------------------------------------------------------------

 Average net loans                 $  249,842   $      -  $   62,308         $ (57,061)     $3,158,869
 Average assets                       250,063     77,988   1,208,071            392,475      4,886,530
 Average deposits                   1,770,768          -     639,192             28,902      4,230,522
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
For the six months ended                                              Entertainment and
June 30, 1999                     Commercial    Special      Real     Independent Film    Syndicated
(Dollars in thousands)              Banking     Markets     Estate       Production        Finance
-----------------------------------------------------------------------------------------------------
 Net interest income               $   43,934   $ 20,286  $   15,302        $   13,782     $    8,019
 Provision for loan losses              4,903      2,105         190               362             28
 Noninterest income                     6,998      8,633         493             1,347            892
 Noninterest expense                   30,467     14,153       2,711             5,773          1,500
-----------------------------------------------------------------------------------------------------
 Income before taxes                   15,562     12,661      12,894             8,994          7,383
 Taxes                                  6,543      5,323       5,421             3,781          3,104
------------------------------------------------------------------------------------------------------
 Net income                        $    9,019   $  7,338  $    7,473        $    5,213     $    4,279
-----------------------------------------------------------------------------------------------------

 Average net loans                 $1,353,091   $541,530  $  469,501        $  444,876     $  454,052
 Average assets                     1,362,500    545,034     476,398           447,428        457,238
 Average deposits                   1,229,056    630,936      15,487            86,237              -
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
For the six months ended
June 30, 1999                      Financial                Other
(Dollars in thousands)             Services      ICII      Segments     Unallocated      Consolidated
-----------------------------------------------------------------------------------------------------
 Net interest income               $   27,929   $      -  $    6,190        $  (7,121)     $  128,321
 Provision for loan losses                 60          -         383            6,789          14,820
 Noninterest income                     3,409      7,035      29,147              637          58,591
 Noninterest expense                   23,618      3,704      22,261           10,693         114,880
-----------------------------------------------------------------------------------------------------
 Income before taxes                    7,660      3,331      12,693          (23,966)         57,212
 Taxes                                  3,221      1,401       5,337          (10,954)         23,177
------------------------------------------------------------------------------------------------------
 Net income                        $    4,439   $  1,930  $    7,356        $ (13,012)     $   34,035
-----------------------------------------------------------------------------------------------------

 Average net loans                 $  502,064   $      -  $  113,663        $ (85,457)     $3,793,320
 Average assets                       509,372     51,773   1,172,104          455,523       5,477,370
 Average deposits                   2,072,421          -     706,978           35,164       4,776,279
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
For the six months ended                                              Entertainment and
June 30, 1998                     Commercial    Special      Real     Independent Film    Syndicated
(Dollars in thousands)              Banking     Markets     Estate       Production        Finance
-----------------------------------------------------------------------------------------------------
 Net interest income               $   44,105   $ 18,326  $   14,007        $  15,036     $    6,870
 Provision for loan losses              9,080      3,201         126              (60)             -
 Noninterest income                     7,086      1,612         566            1,161            992
 Noninterest expense                   30,130     11,059       3,309            5,367            911
-----------------------------------------------------------------------------------------------------
 Income before taxes                   11,981      5,678      11,138           10,890          6,951
 Taxes                                  5,038      2,388       4,683            4,579          2,922
------------------------------------------------------------------------------------------------------
 Net income                        $    6,943   $  3,290  $    6,455        $   6,311     $    4,029
-----------------------------------------------------------------------------------------------------

 Average net loans                 $1,194,391   $454,596  $  428,730        $ 361,971     $  382,388
 Average assets                     1,229,330    457,876     437,417          364,761        384,676
 Average deposits                   1,163,814    475,547      12,489           80,707              -
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
For the six months ended
June 30, 1998                      Financial                Other
(Dollars in thousands)             Services      ICII      Segments     Unallocated      Consolidated
-----------------------------------------------------------------------------------------------------
 Net interest income               $   29,860   $      -  $    3,982        $  (5,964)     $  126,222
 Provision for loan losses                362          -         661            6,596          19,966
 Noninterest income                       217      6,699      31,608            3,147          53,088
 Noninterest expense                   21,526          -      25,316           11,539         109,157
-----------------------------------------------------------------------------------------------------
 Income before taxes                    8,189      6,699       9,613          (20,952)         50,187
 Taxes                                  3,443      2,817       4,042           (9,667)         20,245
------------------------------------------------------------------------------------------------------
 Net income                        $    4,746   $  3,882  $    5,571        $ (11,285)     $   29,942
-----------------------------------------------------------------------------------------------------

 Average net loans                 $  214,567   $      -  $   63,339        $ (54,941)     $3,045,041
 Average assets                       214,848     76,264   1,106,287          377,034       4,648,493
 Average deposits                   1,622,579          -     636,515           27,224       4,018,875
-----------------------------------------------------------------------------------------------------

Detail of amounts included in unallocated is provided below:

------------------------------------------------------------------------------------------------------------------------
                                                       Three months ended                      Six months ended
                                                           June 30,                               June 30,
(Dollars in thousands)                             1999                1998                1999              1998
------------------------------------------------------------------------------------------------------------------------
Net interest income:
     Internal funding                                 $(3,349)            $(1,744)           $(5,983)          $(4,956)
     Deferred loan fees                                (1,295)             (1,338)            (2,777)           (2,530)
     Reclass of late fees and factoring interest          581                 677              1,423             1,057
     Other                                                119                (429)               216               465
------------------------------------------------------------------------------------------------------------------------
                                                      $(3,944)            $(2,834)           $(7,121)          $(5,964)
------------------------------------------------------------------------------------------------------------------------

Loan loss provision:
     Unallocated allowance                            $ 5,803             $ 1,801            $ 6,828           $ 6,421
     Mortgage loans                                         -                  50                (41)               50
     Other                                                  -                 200                  2               125
------------------------------------------------------------------------------------------------------------------------
                                                      $ 5,803             $ 2,051            $ 6,789           $ 6,596
------------------------------------------------------------------------------------------------------------------------

Noninterest income:
     Item processing revenue                          $ 1,033             $   972            $ 2,094           $ 1,919
     Reclass of late fees and factoring                  (581)               (677)            (1,423)           (1,057)
     interest
     Other                                               (160)                 80                (34)            2,285
------------------------------------------------------------------------------------------------------------------------
                                                      $   292             $   375            $   637           $ 3,147
------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Unallocated administration and                   $ 6,898             $ 7,622            $12,654           $13,841
     operations
     Deferred loan costs                               (1,297)             (1,410)            (2,483)           (2,414)
     Other                                                 93                (193)               522               112
------------------------------------------------------------------------------------------------------------------------
                                                      $ 5,693             $ 6,018            $10,693           $11,539
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Unallocated average assets include the Company's cash and due from accounts with correspondent banks and the Federal Reserve, the unallocated portion of the allowance for loan losses and the balance of deferred fees.  Unallocated deposit balances include official checks and Treasury, Tax and Loan accounts.
------------------------------------------------------------------------------------------------------------------------

TABLE 1 - FINANCIAL RATIOS

----------------------------------------------------------------------------------------------------------------------------
                                                             Three months ended                      Six months ended
                                                                  June 30,                                 June 30,
                                                          1999                1998                1999                1998
----------------------------------------------------------------------------------------------------------------------------
Net income as a percentage of: (1)
  Average shareholders' equity                             19.91%              17.55%              17.45%              16.37%
  Average total assets                                      1.43%               1.36%               1.25%               1.30%
  Average earning assets                                    1.58%               1.51%               1.39%               1.44%
Normalized income as a percentage of: (1)(2)
  Average shareholders' equity                             14.14%              15.21%              13.84%              14.25%
  Average total assets (3)                                  1.02%               1.20%               1.00%               1.15%
  Average earning assets                                    1.12%               1.31%               1.10%               1.26%
Average shareholders' equity as a
percentage of:
  Average assets                                            7.17%               7.75%               7.18%               7.93%
  Average loans                                            10.23%              11.77%              10.19%              11.90%
  Average deposits                                          8.28%               8.95%               8.23%               9.18%
Shareholders' equity at period end as a
percentage of:
  Total assets at period end                                   -                   -                6.16%               6.26%
  Total loans at period end                                    -                   -               11.28%              12.07%
  Total deposits at period end                                 -                   -                7.10%               7.02%
----------------------------------------------------------------------------------------------------------------------------

(1) Annualized
(2) Normalized net income for 1999 reporting periods excludes equity in the earnings/losses of ICII, the gain on the sale of the trust business and the net gain on the sale of ICII common stock. Normalized net income for 1998 reporting periods excludes equity in the earnings of ICII.
(3) Average assets for calculating normalized return on assets excludes the Company's investment in ICII.
-------------------------------------------------------------------------------

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

     ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits Index

                    Exhibit Number                     Description
                    --------------                     -----------
                          10.1 Asset Purchase Agreement among Union Bank of California,
                                                 N.A., Imperial Trust Company
                                                 and Imperial Bank

                          10.2 Transition Agreement Between Union Bank of California,
                                                 N.A., Imperial Trust Company
                                                 and Imperial Bank

                          27                     Financial Data Schedule


     All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

          (b) None



     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              IMPERIAL BANCORP

          Dated: August 6, 1999               By:   /s/ Christine M. McCarthy
                                                    -------------------------
                                                    Christine M. McCarthy
                                                    Executive Vice President and
                                                    Chief Financial Officer