Form 10-Q
period 1999-09-30
IMPERIAL BANCORP
filed 1999-11-10
CIK 49899

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 1999


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

Common Stock: Number of Shares of Common Stock outstanding as of November 1,
              1999: 41,542,395 shares.

Debt Securities: Imperial Bank Subordinated Capital Notes Due 2009. As of
                 September 30, 1999, $100,000,000 in principal amount of such Notes was outstanding.

Capital Securities: 9.98 percent Series B Capital Securities of Imperial Capital
                    Trust I Due 2026. As of September 30, 1999, $75,000,000 in principal amount was outstanding.


The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

IMPERIAL BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

FINANCIAL REVIEW

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp (the "Company") as of and for the three and nine months ended September 30, 1999. This information should be read in conjunction with the Company's 1998 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

PERFORMANCE SUMMARY

Net income for the three months ended September 30, 1999, increased to $14.9 million, or $0.35 a share, from a loss of $3.1 million, or $0.07 a share, for the year-earlier period. The annualized return on average assets increased to
1.03 percent for the three months ended September 30, 1999, from an annualized loss on average assets of 0.24 percent for the year-earlier period. Net income for third quarter 1999 includes a $1.8 million after-tax loss on the sale of 5.3 million shares of Imperial Credit Industries, Inc. (NASDAQ-ICII) ("ICII") common stock. As a result of this sale, the Company no longer owns shares of ICII common stock. Results for the year-earlier quarter include a $15.4 million after-tax loss representing the Company's share of losses incurred by ICII and a $2.8 million after-tax restructuring charge related to the canceled spin-off of Imperial Financial Group ("IFG").

Net income for the nine months ended September 30, 1999, increased to $48.9 million, or $1.14 a share, from $26.8 million, or $0.60 a share, for the year-earlier period. The annualized return on average assets increased to 1.18 percent for the nine months ended September 30, 1999, from 0.75 percent for the year-earlier period. Year-to-date net income for 1999 includes $953,000 after-tax representing the Company's equity in ICII's first quarter 1999 earnings, an after-tax loss of $840,000, net of related transaction expenses included in noninterest expense, on the sale of 8.9 million shares of ICII common stock and an after-tax gain of $5.1 million on the sale of the Company's trust business. Net income for the first nine months of 1998 includes an $11.5 million after-tax loss representing the Company's share of ICII's losses and the $2.8 million after-tax IFG restructuring charge.

Earnings per share calculations for the 1998 reporting periods have been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

Normalized net income increased over 10 percent, to $16.7 million, or $0.39 a share, for the three months ended September 30, 1999, from $15.1 million or $0.34 a share, for the year-earlier period. For the nine months ended September 30, 1999, normalized net income increased 6 percent to $43.7 million, or $1.02 a share, from $41.2 million, or $0.92 a share, for the year-earlier period. For purposes of these comparisons, normalized net income for the 1999 reporting periods excludes equity in the earnings of ICII, the net losses on the sale of ICII common stock and the gain on the sale of the trust business. The normalizing adjustments increased net income by $1.8 million for the three months ended September 30, 1999, and reduced net income by $5.2 million for the nine months ended September 30, 1999.

Normalized earnings for 1998 excludes equity in the losses of ICII and the IFG restructuring charge. The normalizing adjustments increased net income by $18.2 million and $14.3 million for the three- and nine-month periods ended September 30, 1998, respectively. Net income growth continues to be driven by the Company's core commercial banking and residential tract construction businesses.

The following table provides the calculation of normalized net income for the periods indicated:

=========================================================================================================================
                                                                Three months ended               Nine months ended
                                                                   September 30,                   September 30,
(Dollars in thousands, except per share amounts)                1999          1998             1999             1998
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $  14,852      $  (3,099)       $  48,886        $  26,843
After-tax adjustments: (1)
  Equity in net loss (income) of ICII                                -         15,369             (953)          11,487
  Net loss on sale of ICII common stock                          1,817              -              840                -
  Net gain on sale of trust business                                 -              -           (5,110)               -
  Restructuring charges                                              -          2,828                             2,828
-------------------------------------------------------------------------------------------------------------------------
Normalized net income                                        $  16,669      $  15,098        $  43,663        $  41,158
=========================================================================================================================
Normalized diluted earnings per share                        $    0.39      $    0.34        $    1.02        $    0.92

Normalized return on average assets (2) (3)                       1.16%          1.20%            1.06%            1.17%
Normalized return on average equity (3)                          15.96%         15.12%           14.58%           14.56%
-------------------------------------------------------------------------------------------------------------------------

  (1) Adjustment increases (decreases) reported income.
  (2) Average assets excludes the Company's investment in ICII.
  (3) Annualized.
--------------------------------------------------------------------------------

The annualized return on average assets, based on normalized net income, decreased to 1.16 percent for the three months ended September 30, 1999, from
1.20 percent for the year-earlier period. The annualized return on average assets, based on normalized net income, decreased to 1.06 percent for the nine months ended September 30, 1999, from 1.17 percent for the year-earlier period. Although average earning assets grew by approximately 13 percent and 16 percent for the three and nine months ended September 30, 1999, respectively, compared with the year-earlier periods, the annualized return on average assets was adversely impacted by a decline in the net interest margin compared with the prior year. The annualized return on average equity, based on normalized net income, increased to 15.96 percent for the three months ended September 30, 1999, from 15.12 percent for the year-earlier period. The annualized return on average equity, based on normalized net income, increased to 14.58 percent for the nine months ended September 30, 1999, from 14.56 percent for the year-earlier period.

Net interest income increased to $68.4 million for the three months ended September 30, 1999, from $65.0 million for the same period last year. Net interest income increased to $196.7 million for the nine months ended September 30, 1999, from $191.2 million for the year-earlier period. The increase in net interest income for the three and nine months ended September 30, 1999, is primarily due to loan growth. The increase in net interest income for the 1999 reporting periods was partially offset by decreases in the yield on loans, compared with the year-earlier periods. Average loan balances increased approximately $562.5 million, or approximately 16 percent, and $691.0 million, or approximately 21 percent, for the three and nine months ended September 30, 1999, respectively, compared with the year-earlier periods.

------------------------------------------------------------------------------------------------------------------------
                                                                Three months ended              Nine months ended
                                                                   September 30,                   September 30,
(Dollars in thousands)                                          1999            1998            1999            1998
------------------------------------------------------------------------------------------------------------------------
Interest income                                              $  99,147       $  92,186       $ 278,796       $ 266,918
Interest expense                                                30,723          27,166          82,052          75,677
------------------------------------------------------------------------------------------------------------------------
     Net interest income                                     $  68,424       $  65,020       $ 196,744       $ 191,241
------------------------------------------------------------------------------------------------------------------------
Net interest margin                                               5.24%           5.62%           5.24%           5.92%
========================================================================================================================

The net interest margin decreased to 5.24 percent for the three and nine months ended September 30, 1999, from 5.62 percent and 5.92 percent for the year-earlier periods. The decline in net interest margin for the three and nine months ended September 30, 1999, compared with the comparable periods of 1998, is primarily due to a decrease in the yield on commercial loans. A majority of the Company's commercial loans are tied to the prime rate. The prime rate averaged 7.87 percent for the nine months ended September 30, 1999, compared with 8.50 percent for the same period of 1998. Although the yield on commercial loans and net interest margin deceased compared with the prior year, both percentages increased compared with the three months ended June 30, 1999. The improved yield on commercial loans and net interest margin reflect the positive impact of the recent increases in the prime rate to 8.25 percent at September 30, 1999, from 7.75 percent at June 30, 1999. The Company continues to benefit from a sizeable base of noninterest-bearing demand deposits. The overall cost of funds decreased to 4.26 percent and 4.15 percent for the three and nine months ended September 30, 1999, respectively, from 4.65 percent and 4.66 percent for the year-earlier periods.

Loan loss provisions totaled $6.0 million and $20.8 million for the three and nine months ended September 30, 1999, respectively, compared with $5.6 million and $25.6 million for the comparable periods of 1998. Net charge-offs were $3.4 million, or 0.34 percent of average loans on an annualized basis, for the third quarter of 1999 compared with $2.2 million, or 0.25 percent of average loans on an annualized basis, for the year-earlier quarter. Net charge-offs decreased to $10.7 million, or 0.37 percent of average loans on an annualized basis, for the nine months ended September 30, 1999, from $15.3 million, or 0.63 percent of average loans on an annualized basis, for the year-earlier period. Net charge-offs for 1998 include $7.0 million on one loan to a company in the healthcare industry. The ratio of the allowance for loan losses to period-end outstanding loans increased to 1.88 percent at September 30, 1999, from 1.82 percent at December 31, 1998, and 1.79 percent at September 30, 1998.

Noninterest income increased to $16.8 million for the three months ended September 30, 1999, from a loss of $10.6 million for the year-earlier period. Normalized noninterest income for third quarter 1999, which excludes a $3.1 million loss on the sale of ICII stock, increased 25 percent to $19.9 million from $15.9 million, excluding equity in the net loss of ICII, for the year-earlier period. Normalized noninterest income includes gains on the exercise of warrants and related sale of equity securities totaling $2.2 million and $1.8 million, for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, noninterest income increased to $75.4 million from $42.5 million for the year-earlier period. Normalized noninterest income, which excludes equity in the earnings of ICII, a $2.3 million gain on the sale of ICII stock and a $8.8 million gain on the sale of the trust business, increased slightly to $62.6 million for the first nine months of 1999 from $62.3 million for the year-earlier period, excluding equity in the net loss of ICII. On a year-to-date basis, gains on the exercise of warrants and related sale of equity securities totaled $9.6 million for 1999, compared with $18.8 million for 1998. Gains on the exercise of warrants and related sale of equity securities for the prior period include $16.1 million on a single transaction recorded by one of the Company's nonbank subsidiaries. The Company expects to continue to recognize gains on the exercise of warrants and related sale of equity securities dependent on market conditions.

Noninterest expense decreased to $54.6 million for the three months ended September 30, 1999, from $55.8 million for the year-earlier period. Normalized noninterest expense, increased to $54.6 million for the three months ended September 30, 1999, from $50.9 million for the year-earlier period. There were no normalizing adjustments to noninterest expense for third quarter 1999. Normalized noninterest expense for third quarter 1998 excludes a $4.9 million restructuring charge for the canceled spin-off of IFG. The increase in normalized noninterest expense for the three months ended September 30, 1999, compared with the year-earlier period, reflects increases in salaries, furniture and equipment expense, business development expense and other expense related to the Company's growth. These increases in noninterest expense were partially offset by a decrease in customer services expense related to deposits generated by the Financial Services Division.

Noninterest expense increased to $169.4 million for the nine months ended September 30, 1999, from $164.9 million for the year-earlier period. Normalized noninterest expense, which excludes $3.7 million of consulting expense related to the sale of ICII stock, increased to $165.7 million for the first nine months of 1999 from $160.1 million for the same period of the prior year, excluding the IFG restructuring charge. Increases in salaries, furniture and equipment expense, data processing, professional fees, business development and other expense were partially offset by a decrease in customer services expense. The increase in salaries can be attributed to an increase in the average number of full-time equivalent staff to 1,254 for the nine months ended September 30, 1999, from 1,108 for the same period of 1998. The increase in data processing expense is primarily due to higher volumes in merchant card processing.

Total assets increased to $6.5 billion at September 30, 1999, from $6.2 billion at December 31, 1998, and $6.3 billion at September 30, 1998. Total loans grew to $3.6 billion at September 30, 1999, an increase of approximately 6 percent from $3.4 billion at December 31, 1998, and September 30, 1998. The growth in the loan portfolio at September 30, 1999, occurred in commercial loans and residential tract construction loans, which increased $124.3 million, or approximately 4 percent, and $181.9 million, or approximately 79 percent, over September 30, 1998, respectively. Loans held for sale increased to $111.4 million at September 30, 1999, from $18.3 million at December 31, 1998, and $14.0 million at September 30, 1998. The increase in loans held for sale reflects a reclassification of loan balances held by the Lewis Horwitz Organization ("LHO"). Imperial Bank finalized an agreement to sell the assets of LHO subsequent to quarter end. The LHO balances were previously included in commercial loans.

Total deposit balances remained stable for the periods reported totaling $5.7 billion at September 30, 1999, $5.6 billion at December 31, 1998, and $5.7 billion at September 30, 1998. Noninterest-bearing demand deposits comprised 51 percent of total deposits at September 30, 1999, a decrease from 59 percent of total deposits at December 31, 1998, and 60 percent at September 30, 1998. Two factors led to the decrease in noninterest-bearing demand deposits as a percentage of total deposits at September 30, 1999: decreases in the balance of noninterest-bearing deposits of approximately 12 percent and 15 percent compared with December 31, 1998, and September 30, 1998, respectively, and an increase in time certificates of deposits as a percentage of total deposits. The decrease in noninterest-bearing deposits occurred in commercial business accounts.

Shareholders' equity increased to $414.5 million at September 30, 1999, from $381.8 million at December 31, 1998, and $370.6 million at September 30, 1998.

Nonaccrual loans totaled $43.0 million, or 1.18 percent of total loans, at September 30, 1999, compared with $30.6 million, or 0.89 percent of total loans, at December 31, 1998, and $34.5 million, or 1.01 percent of total loans, at September 30, 1998. Nonaccrual loans at September 30, 1999, include $10.9 million belonging to Lewis Horwitz Organization that was sold subsequent to quarter end. Restructured loans decreased to $4.6 million at September 30, 1999, from $9.8 million at December 31, 1998, and $27.6 million at September 30, 1998. The percentage of nonaccrual and restructured loans to total loans increased to
1.31 percent at September 30, 1999, from 1.17 percent at December 31, 1998, and decreased from 1.81 percent at September 30, 1998. The decrease in restructured loans from September 30, 1998, is due in large part to the payoff of a $14.3 million commercial loan. All restructured loans were performing in accordance with their modified terms at September 30, 1999. The balance of real estate and other assets owned net of allowance ("OREO") decreased to $1.2 million at September 30, 1999, from $2.3 million at December 31, 1998, and $2.7 million at September 30, 1998.

As of the most recent regulatory examination, Imperial Bancorp was classified as well capitalized. As of September 30, 1999, the Company's leverage, Tier 1 and total capital ratios were 8.50 percent, 9.54 percent and 12.76 percent, respectively.

Stock Repurchase Program
The Company repurchased and retired 511,700 shares of its common stock at a cost of $9.3 million during the nine months ended September 30, 1999. The Company originally announced its stock repurchase program in January 1997 and increased the total shares authorized for repurchase to 2,862,000 in September 1998. The Company has repurchased and retired 2,401,052 shares of the total authorized under the program.

Sale of Imperial Credit Industries, Inc. Common Stock
On May 17, 1999, Imperial Bank (the "Bank") sold 3.7 million shares of ICII common stock to ICII for $8.00 a share. On July 27, 1999, the Bank sold the remaining 5.3 million shares it owned of Imperial Credit Industries, Inc. common stock to an institutional investor for $6.00 a share. The Bank recorded a pretax loss on the two sales totaling $1.4 million including related transaction expenses.

Sale of Lewis Horwitz Organization
In October 1999, the Bank finalized an agreement to sell the assets of the Lewis Horwitz Organization, a division of the Bank, to Imperial Credit Industries, Inc. ICII will purchase the assets at net book value over an 15-month period ending in December 2000.

Regional Office Opened in Kirkland, Washington
The Company's loan production office previously located in Bellevue, Washington relocated to Kirkland and expanded to a full-service regional banking office effective October 20, 1999. The Company now operates 15 regional banking offices; 12 located throughout California; and out-of-state locations in Phoenix, Arizona; Denver, Colorado; and Kirkland, Washington.

EARNINGS PERFORMANCE

Net Interest Income:

The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income increased to $68.4 million for the three months ended September 30, 1999, from $65.0 million for the year-earlier period. The increase in net interest income is due to growth in average earning assets, which increased approximately 13 percent to $5.2 billion for the quarter ended September 30, 1999, from $4.6 billion for the year-earlier period. Average loan balances grew approximately 16 percent to $4.0 billion for the three months ended September 30, 1999, from $3.5 billion for the year-earlier period. Loans comprised approximately 78 percent of average earnings assets for the current quarter compared with approximately 75 percent for the third quarter of 1998. The average balance of trading instruments increased to $55.5 million for the three months ended September 30, 1999, from $32.0 million for the year-earlier period. The growth in trading instruments occurred primarily in Small Business Administration ("SBA") loan certificates. The increases in average loans and trading instruments were partially offset by a decrease in the average balance of Federal funds sold and securities purchased under resale agreements to $302.1 million for the three months ended September 30, 1999, from $343.6 million for the year-earlier period. Although there was a decline in the overall yield on earning assets to 7.59 percent for third quarter 1999 from 7.97 percent for the year-earlier quarter, the Company experienced an increase in net interest income due to growth in earning asset balances.

==================================================================================================================
Three months ended September 30,                        1999                                1998
------------------------------------------------------------------------------------------------------------------
                                                       Interest                              Interest
                                           Average      Income/      Average    Average       Income/     Average
(Dollars in thousands)                     Balance      Expense      Rate (1)   Balance       Expense     Rate (1)
------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans-net of unearned income
       and deferred loan fees (2)        $ 4,025,351  $ 83,134 (3)    8.19%   $ 3,462,873    $ 76,328 (3)   8.74%

     Trading instruments                      55,484       748        5.35%        31,977         454       5.63%
     Securities available for sale (4)       735,380     9,719        5.24%       735,910      10,160       5.50%
     Securities held to maturity               3,807        70        7.29%         3,954          71       7.12%
     Federal funds sold and securities
       purchased under resale agreements     302,103     3,944        5.18%       343,609       4,832       5.58%
     Loans held for sale                      60,274     1,532       10.08%        13,411         341      10.09%
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets            $ 5,182,399  $ 99,147        7.59%   $ 4,591,734    $ 92,186       7.97%
==================================================================================================================
     Allowance for loan losses               (70,099)                             (59,402)
     Cash                                    377,042                              346,411
     Other assets                            215,132                              211,793
                                        ------------                         ------------
            Total assets                 $ 5,704,474                          $ 5,090,536
                                        ============                         ============

Interest-bearing liabilities:
     Savings                             $    23,719  $    106        1.77%   $    28,823    $    184       2.53%
     Money market                          1,191,852     8,600        2.86%       978,872       8,260       3.35%
     Time-under $100,000                     161,461     2,098        5.16%       217,076       3,104       5.67%
     Time-$100,000 and over                1,228,538    15,304        4.94%       917,613      12,442       5.38%
------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits     $ 2,605,570  $ 26,108        3.98%   $ 2,142,384    $ 23,990       4.44%
------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                    74,688       955        5.07%        99,804       1,473       5.86%
     Long-term borrowings                    105,568     2,100        7.89%         2,832          53       7.42%
     Capital securities                       73,406     1,560        8.43%        73,349       1,650       8.92%
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $ 2,859,232  $ 30,723        4.26%   $ 2,318,369    $ 27,166       4.65%
==================================================================================================================
     Demand deposits                       2,311,767                            2,295,653
     Other liabilities                       119,030                               80,357
     Shareholders' equity                    414,445                              396,157

            Total liabilities and
                                        ------------                         ------------
            shareholders' equity         $ 5,704,474                          $ 5,090,536
                                        ============                         ============
Net interest income/Net interest
   margin                                             $ 68,424        5.24%                  $ 65,020       5.62%
                                                     =========      =======                 ==========    =======

--------------------------------------------------------------------------------

  (1) The yields are not presented on a tax equivalent basis as the effects are not material.
  (2) Average loan balance includes nonaccrual loans.
  (3) Includes net loan fee income and amortization of $6.2 million and $5.6 million for the three months ended September 30, 1999 and 1998, respectively.
  (4) Average balance includes unrealized gains and losses while yield is based on amortized cost.

==================================================================================================================
Nine months ended September 30,                          1999                                1998
------------------------------------------------------------------------------------------------------------------
                                                       Interest                              Interest
                                           Average      Income/      Average    Average       Income/     Average
(Dollars in thousands)                     Balance      Expense      Rate (1)   Balance       Expense     Rate (1)
------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans-net of unearned income
       and deferred loan fees (2)        $ 3,914,946  $  235,287 (3)  8.04%   $ 3,223,928    $ 220,195 (3)  9.13%
     Trading instruments                      63,624       2,617      5.50%        25,637        1,046      5.45%
     Securities available for sale (4)       673,382      25,740      5.11%       679,392       29,058      5.72%
     Securities held to maturity               3,841         214      7.45%         3,989          211      7.07%
     Federal funds sold and securities
        purchased under resale agreements    334,605      12,369      4.94%       377,864       15,675      5.55%
     Loans held for sale                      33,716       2,569     10.19%         9,531          733     10.28%
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets            $ 5,024,114  $  278,796      7.42%   $ 4,320,341    $ 266,918      8.26%
==================================================================================================================
     Allowance for loan losses               (67,185)                             (56,205)
     Cash                                    368,586                              331,730
     Other assets                            234,174                              201,496
                                        -------------                        -------------
             Total assets                $ 5,559,689                          $ 4,797,362
                                        =============                        =============
Interest-bearing liabilities:
     Savings                             $    29,153  $      399      1.83%   $    26,799    $     508      2.53%
     Money market                          1,119,576      23,771      2.84%       935,092       23,617      3.38%
     Time-under $100,000                     160,192       6,175      5.15%       185,455        7,947      5.73%
     Time-$100,000 and over                1,103,305      39,930      4.84%       836,848       33,965      5.43%
------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits     $ 2,412,226  $   70,275      3.90%   $ 1,984,194   $   66,037      4.45%
------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                    85,211       3,114      4.89%       108,354        4,562      5.63%
     Long-term borrowings                     70,280       4,099      7.80%         3,389          184      7.26%
     Capital securities                       73,393       4,564      8.31%        73,335        4,894      8.92%
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $ 2,641,110  $   82,052      4.15%   $ 2,169,272   $   75,677      4.66%
==================================================================================================================
     Demand deposits                       2,411,452                            2,175,839
     Other liabilities                       106,704                               74,203
     Shareholders' equity                    400,423                              378,048

             Total liabilities and
                                        -------------                        -------------
             shareholders' equity        $ 5,559,689                          $ 4,797,362
                                        =============                        =============
Net interest income/Net interest
margin                                                $  196,744      5.24%                 $  191,241      5.92%
                                                     ============   =======                ============   =======

--------------------------------------------------------------------------------
  (1) The yields are not presented on a tax equivalent basis as the effects are not material.
  (2) Average loan balance includes nonaccrual loans.
  (3) Includes net loan fee income and amortization of $16.5 million and $18.5 million for the nine months ended September 30, 1999 and 1998, respectively.
  (4) Average balance includes unrealized gains and losses while yield is based on amortized cost.

Net interest income increased to $196.7 million for the nine months ended September 30, 1999, from $191.2 million for the year-earlier period. The increase in net interest income is primarily due to loan growth. Average loan balances increased approximately 21 percent to $3.9 billion for the nine months ended September 30, 1999, from $3.2 billion for the year-earlier period. Loans comprised approximately 78 percent of average earnings assets for the nine months ended September 30, 1999, compared with approximately 75 percent for the comparable period of 1998. Although there was a decline in the overall yield on earning assets to 7.42 percent for the nine months ended September 30, 1999, from 8.26 percent compared with the year-earlier period, the Company experienced an increase in net interest income due to growth in earning asset balances.

The Company's net interest margin decreased to 5.24 percent for the three and nine months ended September 30, 1999, respectively, from 5.62 percent and 5.92 percent for the year-earlier periods. The decrease in the net interest margin for the current quarter and year-to-date is largely due to a decline in the yield on commercial loans. The average yield on loans decreased to 8.19 percent and 8.04 percent for the three and nine months ended September 30, 1999, respectively, from 8.74 percent and 9.13 for the year-earlier periods. The Company's loans are generally tied to a rate index, with the majority tied to the prime rate. Some loans, including entertainment loans and purchased loan participations, are tied to the London Interbank Offered Rate ("LIBOR"). The prime rate averaged 7.87 percent for the first nine months of 1999 compared with an average of 8.50 percent for the same period of 1998. On a year-to-date basis, the yield on commercial loans was negatively impacted, although to a lesser extent, by the increase in nonaccrual loan balances compared with the prior year. Interest income was reduced by approximately $503,800 due to interest reversals on nonaccrual loans for the nine months ended September 30, 1999.

Average demand deposits were $2.3 billion for the three months ended September 30, 1999 and 1998. Average demand deposits represented approximately 47 percent of total average deposits for the third quarter of 1999 compared with approximately 52 percent of total average deposits for the year-earlier quarter. The net interest margin was positively impacted by a decrease in the overall cost of funds to 4.26 percent for the three months ended September 30, 1999, from 4.65 percent for the year-earlier period. This decrease is largely due to a reduction in the cost of deposits. On a year-to-date basis, the overall cost of funds decreased to 4.15 percent for 1999 from 4.66 percent for the comparable period of 1998.

Analysis of Changes in Net Interest Income

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following tables set forth information regarding changes in interest income and interest expense for the three and nine months ended September 30, 1999 and 1998. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans for these computations. The tables are not presented on a tax equivalent basis as the effects are not material.

================================================================================================================
Three months ended September 30,                                       1999 over 1998

(Dollars in thousands)                             Volume             Rate         Rate/Volume          Total
----------------------------------------------------------------------------------------------------------------
Loans                                             $  12,398        $  (4,811)      $     (781)        $   6,806
Trading instruments                                     334              (23)             (17)              294
Securities available for sale                            (7)            (478)              44              (441)
Securities held to maturity                              (3)               2                -                (1)
Federal funds sold and securities
  purchased under resale agreements                    (584)            (346)              42              (888)
Loans held for sale                                   1,191               (0)              (0)            1,191
----------------------------------------------------------------------------------------------------------------

Total interest income                             $  13,329        $  (5,656)      $     (712)        $   6,961
================================================================================================================

Savings                                           $     (33)       $     (55)      $       10         $     (78)
Money market                                          1,797           (1,197)            (260)              340
Time-under $100,000                                    (796)            (283)              73            (1,006)
Time-$100,000 and over                                4,216           (1,011)            (343)            2,862
----------------------------------------------------------------------------------------------------------------

Total deposits                                    $   5,184        $  (2,546)      $     (520)        $   2,118
================================================================================================================

Short-term borrowings                                  (370)            (197)              49              (518)
Long-term borrowings                                  1,923                3              121             2,047
Capital securities                                        1              (91)               0               (90)
----------------------------------------------------------------------------------------------------------------

Total interest expense                            $   6,738        $  (2,831)      $     (350)        $   3,557
================================================================================================================

Change in net interest income                     $   6,591        $  (2,825)      $     (362)        $   3,404
================================================================================================================

================================================================================================================
Nine months ended September 30,                                           1999 over 1998

(Dollars in thousands)                             Volume             Rate         Rate/Volume          Total
----------------------------------------------------------------------------------------------------------------
Loans                                             $ 47,197         $ (26,438)      $   (5,667)        $  15,092
Trading instruments                                  1,549                 9               13             1,571
Securities available for sale                         (257)           (3,088)              27            (3,318)
Securities held to maturity                             (8)               11                -                 3
Federal funds sold and securities
  purchased under resale agreements                 (1,794)           (1,707)             195            (3,306)
Loans held for sale                                  1,860                (7)             (17)            1,836
----------------------------------------------------------------------------------------------------------------

Total interest income                             $ 48,547         $ (31,220)      $   (5,449)        $  11,878
================================================================================================================

Savings                                           $     45         $    (142)      $      (12)        $    (109)
Money market                                         4,659            (3,763)            (742)              154
Time-under $100,000                                 (1,083)             (798)             109            (1,772)
Time-$100,000 and over                              10,814            (3,678)          (1,171)            5,965
----------------------------------------------------------------------------------------------------------------

Total deposits                                    $ 14,435         $  (8,381)      $   (1,816)        $   4,238
================================================================================================================

Short-term borrowings                                 (975)             (602)             129            (1,448)
Long-term borrowings                                 3,631                14              270             3,915
Capital securities                                       5              (335)               0              (330)
----------------------------------------------------------------------------------------------------------------

Total interest expense                            $ 17,096         $  (9,304)      $   (1,417)        $   6,375
================================================================================================================

Change in net interest income                     $ 31,451         $ (21,916)      $   (4,032)        $   5,503
================================================================================================================

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $4.5 million and $17.1 million for the three and nine months ended September 30, 1999, respectively, and by $7.5 million and $20.3 million for the three and nine months ended September 30, 1998, respectively. The net interest margin would have decreased to 4.89 and 4.78 percent for the three and nine months ended September 30, 1999, respectively, and 4.97 percent and 5.29 percent for the comparable periods of 1998, respectively.

Noninterest Income:

Noninterest income increased to $16.8 million for the three months ended September 30, 1999, from a loss of $10.6 million for the year-earlier period. Normalized noninterest income for third quarter 1999, which excludes a $3.1 million loss on the sale of ICII stock, increased 25 percent to $19.9 million from $15.9 million, excluding equity in the losses of ICII, for the year-earlier period. For the nine months ended September 30, 1999, noninterest income increased to $75.4 million from $42.5 million for the year-earlier period. Normalized noninterest income increased slightly to $62.6 million for the first nine months of 1999 from $62.3 million for the year-earlier period.

The following table provides the components of noninterest income for the periods indicated:

============================================================================================================================
                                                                         Three months ended           Nine months ended
                                                                           September 30,                 September 30,
(Dollars in thousands)                                                   1999          1998           1999          1998
----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                    $  1,857    $    1,614       $  5,636      $  4,731
Trust fees                                                                    4         2,138          3,382         6,323
Gain on origination and sale of loans                                     1,132           837          2,853         3,373
Equity in net (loss) income of Imperial Credit Industries, Inc.               -       (26,520)         1,644       (19,821)
(Loss) gain on the sale of Imperial Credit Industries, Inc. stock        (3,136)            -          2,255             -
Other service charges and fees                                            5,374         3,889         14,856        10,158
Merchant and credit card fees                                             3,231         2,121          7,972         5,227
International income and fees                                             2,680         2,358          8,611         8,767
(Loss) gain on securities available for sale                               (112)          111            (58)          123
Gain on trading instruments                                                 982           519          1,365           891
Gain on exercise of warrants and related sale of equity securities        2,173         1,750          9,555        18,790
Gain on sale of the trust business                                            -             -          8,817             -
Gain on sale of software license                                              -             -          2,461             -
Other income                                                              2,586           557          6,012         3,901
----------------------------------------------------------------------------------------------------------------------------
Total                                                                  $ 16,771    $  (10,626)      $ 75,361      $ 42,463
----------------------------------------------------------------------------------------------------------------------------

Normalized noninterest income:
Excludes equity in the (losses) earnings of ICII, (loss) gain on the
 sale of ICII stock and gain on the sale of the trust business         $ 19,907    $   15,894       $ 62,645      $ 62,284

Normalized noninterest income less gains on the
exercise and sale of equity warrants                                   $ 17,734    $   14,144       $ 53,090      $ 43,494
============================================================================================================================

Normalized noninterest income includes gains on the exercise of warrants and related sale of equity securities totaling $2.2 million and $1.8 million, for the three months ended September 30, 1999 and 1998, respectively. Excluding gains on equity warrants, normalized noninterest income increased approximately 25 percent to $17.7 million for the three months ended September 30, 1999, from $14.1 million for the year-earlier period. On a year-to-date basis, gains on the exercise of warrants and related sale of equity securities totaled $9.6 million for 1999, compared with $18.8 million for 1998. Gains on the exercise of warrants and related sale of equity securities for the prior year include $16.1 million on a single transaction recorded by one of the Company's nonbank subsidiaries. The Company expects to continue to recognize gains on the exercise of warrants and related sale of equity securities dependent on market conditions. Excluding gains on equity warrants, normalized noninterest income increased approximately 22 percent to $53.1 million for the nine months ended September 30, 1999, from $43.5 million for the year-earlier period

The growth in noninterest income for the three and nine months ended September 30, 1999, compared with the prior year, occurred primarily in service charges on deposits, other service charges and fees and other income. The increase in other service charges and fees is attributed to higher fees on the sale of nonproprietary mutual funds, and to increases in loan servicing and item processing fees. The increase in other income is due to higher fee income generated by the Company's nonbank subsidiaries that specialize in payment processing and bankruptcy account processing. For third quarter 1999, other income includes $1.5 million related to the sale of an investment by a nonbank subsidiary and $377,000 of death benefit proceeds from a life insurance policy. Noninterest income for the nine months ended September 30, 1999, includes $2.5 million related to a gain on the sale of a software license that was recognized by one of the Company's nonbank subsidiaries. The reduction in trust fee income for the three and nine months ended September 30, 1999, compared with the year-earlier periods, is due to the sale of the Company's trust business in May 1999.

Noninterest Expense:

Noninterest expense decreased to $54.6 million for the three months ended September 30, 1999, from $55.8 million for the year-earlier period. Normalized noninterest expense, increased approximately 7 percent to $54.6 million for the three months ended September 30, 1999, from $50.9 million for the year-earlier period. There were no normalizing adjustments to noninterest expense for third quarter 1999. Normalized noninterest expense for third quarter 1998 excludes a $4.9 million restructuring charge for the canceled spin-off of IFG. Noninterest expense increased to $169.4 million for the nine months ended September 30, 1999, from $164.9 million for the year-earlier period. Normalized noninterest expense increased approximately 4 percent to $165.7 million for the first nine months of 1999 from $160.1 million for the same period of the prior year. For the nine months ended September 30, 1999, normalized noninterest expense excludes $3.7 million of consulting expense related to the sale of ICII common stock. Normalized noninterest expense for the year-earlier period excludes the IFG restructuring charge.

The following table provides detail of noninterest expense by category for the periods indicated:

===========================================================================================================================
                                                                  Three months ended                  Nine months ended
                                                                     September 30,                      September 30,
(Dollars in thousands)                                            1999           1998                1999            1998
---------------------------------------------------------------------------------------------------------------------------
Salary and employee benefits                                    $  30,250      $ 26,533           $  90,492       $  88,434
Net occupancy expense                                               2,656         2,747               7,944           7,715
Furniture and equipment                                             3,066         2,388               8,783           7,189
Data processing                                                     2,778         2,684               8,179           7,339
Customer services                                                   4,519         7,501              17,099          20,285
Professional and legal fees                                         2,604         2,603              11,185           7,701
Business development                                                1,563         1,185               5,116           3,909
Other expense                                                       7,121        10,134              20,639          22,360
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $  54,557      $ 55,775           $ 169,437       $ 164,932
---------------------------------------------------------------------------------------------------------------------------
Normalized noninterest expense:
Excludes consulting expense related to the sale
of ICII stock and IFG restructuring charges                     $  54,557      $ 50,895           $ 165,733       $ 160,052

Normalized noninterest expense excluding commissions
on the exercise of warrants and sale of equity securities       $  53,905      $ 50,373           $ 162,958       $ 154,544
===========================================================================================================================

The increases in normalized noninterest expense for the three and nine months ended September 30, 1999, compared with the year-earlier periods, reflects increases in salaries, furniture and equipment expense, business development expense and other expense largely due to the Company's growth. Salaries expense includes commissions associated with the sale of equity securities obtained through the exercise of warrants totaling $652,000 and $2.8 million for the three and nine months ended September 30, 1999, respectively, compared with $522,000 and $5.5 million for the year-earlier periods. Excluding commissions associated with the sale of equity securities, normalized noninterest expense increased to $53.9 million for the three months ended September 30, 1999, from $50.4 million for the year-earlier period. For the nine months ended September 30, 1999, normalized noninterest expense, excluding commissions on the sale of equity securities, increased to $163.0 million from $154.5 million for the year-earlier period.

The increases in salaries expense, excluding commissions on the sale of equity securities, furniture and equipment expense and business development expense are due to growth in the Company's lending and deposit business and support operations. The average number of full-time equivalent staff increased to 1,254 for the nine months ended September 30, 1999, from 1,108 for the same period of 1998. Other expense increased to $7.1 million for the three months ended September 30, 1999, from $5.3 million, excluding the $4.9 million IFG restructuring charge, for the year-earlier period. The growth in other expense includes increases in OREO expense ($1.2 million), OREO expense for the prior year was net of gains on the sale of OREO of $1.1 million, telecommunications ($529,300), miscellaneous ($334,800), goodwill amortization ($137,800) and expense related to the Company's investment in qualified low income housing tax credits ($145,900). These increases were partially offset by a reduction in noninterest expense resulting from the sale of the trust portfolio ($525,500). For the nine months ended September 30, 1999, other expense increased to $20.6 million from $17.5 million, excluding the $4.9 million IFG restructuring charge, for the year-earlier period. The growth in other expense includes increases in OREO expense ($1.3 million), expenses associated with the Company's factoring business ($469,500), miscellaneous expense ($452,800), goodwill amortization ($447,200), membership dues ($429,000), insurance ($344,700), expense associated with the writedown of certain investments to fair value ($331,900), telecommunications ($316,200) and excise taxes ($242,300). These increases were partially offset by reductions in noninterest expense related to the sale of the trust portfolio ($894,100) and a reduction in lawsuit settlement expense ($375,000). The remaining net increase in other expense occurred in a number of smaller categories.

The increases in normalized noninterest expense for the current year periods were partially offset by lower customer services expense. Customer services expense decreased to $4.5 million and $17.1 million for the three and nine months ended September 30, 1999, respectively, from $7.5 million and $20.3 million for the year-earlier periods. Customer services expense includes accounting and courier expenses that the Company pays on behalf of its depositors in the real estate services industry. Customer services expense is a function of the volume of these deposits and interest rates. The average balance of these demand deposits increased to $1.4 billion for the nine months ended September 30, 1999, from $1.3 billion for the comparable period of 1998. The market interest rate used to determine the customer services credit available on the deposit balances decreased approximately 50 basis points from the prior year.

Income Taxes:

The Company recorded income tax expense of $9.8 million and an income tax benefit of $3.9 million for the three months ended September 30, 1999 and 1998, respectively. Income tax expense was $33.0 million and $16.4 million, representing an effective tax rate of 40.3 percent and 37.9 percent, for the nine months ended September 30, 1999 and 1998, respectively. The change in income tax expense for the periods reported is primarily due to changes in net income before taxes. Tax expense includes estimated tax credits totaling $1.1 million and $1.4 million for the nine months ended September 30, 1999 and 1998, respectively, related to the Company's investment in qualified low-income housing projects.

LOANS

The following table provides a summary of loans by category for the periods indicated:

==============================================================================================================================
(Dollars in thousands)                    September 30, 1999              December 31, 1998              September 30, 1998
------------------------------------------------------------------------------------------------------------------------------
                                          Balance      Percent            Balance       Percent          Balance       Percent
Commercial                              $ 3,091,962      84.75%         $ 3,010,555       87.32%       $ 2,967,707       86.65%
Loan secured by real estate:
    Real estate term loans                  109,367       3.00              142,866        4.14            191,583        5.59
    Residential tract construction loans    411,473      11.28              258,763        7.51            229,539        6.70
    Consumer loans                           35,435       0.97               35,354        1.03             36,361        1.06
------------------------------------------------------------------------------------------------------------------------------
Gross loans                               3,648,237     100.00%           3,447,538      100.00%         3,425,190      100.00%
Less allowance for loan losses              (68,769)                        (62,649)                       (61,415)
------------------------------------------------------------------------------------------------------------------------------
    Total loans                         $ 3,579,468                     $ 3,384,889                    $ 3,363,775
==============================================================================================================================

Total loans grew to $3.6 billion at September 30, 1999, an increase of approximately 6 percent from $3.4 billion at December 31, 1998 and September 30, 1998. The growth in the loan portfolio at September 30, 1999, occurred in commercial loans and residential tract construction loans. Commercial loans increased $81.4 million, or approximately 3 percent, over December 31, 1998, and by $124.3 million, or approximately 4 percent, over September 30, 1998. The commercial loan portfolio remains broadly diversified among many industries including manufacturing, entertainment, real estate services, high technology, venture capital backed emerging growth companies, retail trade and professional services. The Company has experienced strong growth in residential tract construction loans which increased by $152.7 million, or approximately 59 percent, from December 31, 1998, and by $181.9 million, or approximately 79 percent, from September 30, 1998. The increase in residential tract construction loans compared with December 31, 1998, and September 30, 1998, occurred primarily in the moderately priced segment of the residential housing market. Loan growth is expected to be moderate for the remainder of 1999 and early 2000.

Loans held for sale increased to $111.4 million at September 30, 1999, from $18.3 million at December 31, 1998, and $14.0 million at September 30, 1998. The increase in loans held for sale reflects a reclassification of loan balances held by the Lewis Horwitz Organization ("LHO"). The Bank finalized an agreement to sell the assets of LHO to ICII subsequent to quarter end. The LHO balances were previously included in commercial loans.

ASSET QUALITY

Nonaccrual Loans, Restructured Loans and Real Estate Owned:

Nonaccrual loans, which include loans 90 days or more past due, totaled $43.0 million, or 1.18 percent of total loans, at September 30, 1999, compared with $30.6 million, or 0.89 percent of total loans, at December 31, 1998, and $34.5 million, or 1.01 percent of total loans, at September 30, 1998. Nonaccrual loans at September 30, 1999, include $10.9 million belonging to the Lewis Horwitz Organization which was sold subsequent to quarter end. The increase in nonaccrual loans at September 30, 1999, compared with December 31, 1998, reflects commercial loans distributed throughout the portfolio. Loans totaling $54.5 million were placed on nonaccrual status during the nine months ended September 30, 1999. This increase in nonaccrual loans for the first nine months of 1999 was partially offset by gross charge-offs totaling $9.5 million, receipt of payments totaling $26.2 million, loans brought current totaling $6.1 million and loans transferred to OREO totaling $283,800. When a loan reaches nonaccrual status, any interest accrued but uncollected is reversed and charged against interest income. For the three months ended September 30, 1999, interest income was increased by approximately $208,400 due to recoveries on nonaccrual loans that paid off. Interest income was reduced by approximately $503,800 due to interest reversals on nonaccrual loans for the nine months ended September 30, 1999.

Restructured loans, loans that have had their original terms modified, totaled $4.6 million, $9.8 million and $27.6 million at September 30, 1999, December 31, 1998, and September 30, 1998, respectively. The decrease in restructured loans since December 31, 1998, is due to payments received totaling $2.1 million, loans removed from restructured status of $1.1 million and a $2.0 million loan that was moved to nonaccrual status. The decrease in restructured loans from September 30, 1998, is largely due to the payoff of a $14.3 million commercial loan.

Real estate and other assets owned includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for writedowns on OREO. OREO, net of valuation allowances, totaled $1.2 million, $2.3 million and $2.7 million at September 30, 1999, December 31, 1998, and September 30, 1998, respectively. For the nine months ended September 30, 1999, seven properties with a total book value of $1.0 million were sold, one property with a book value of $132,000 was added to OREO, payments totaling $159,300 were applied to OREO and the balance of other assets was written down by $34,100. A net loss of $119,200 was recognized on the sales of OREO.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned for the periods indicated:

===========================================================================================================================
                                                          Sept. 30,      June 30,    March 31,      Dec. 31,     Sept. 30,
(Dollars in thousands)                                      1999          1999         1999           1998         1998
---------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                            $  31,630     $  39,032     $  31,348     $  29,853     $  33,720
   Real estate                                                 496        10,576        11,604           692           788
   Consumer                                                      -             -             -            70             -
   Loans held for sale at fair market value                 10,909             -             -             -             -
---------------------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                             $  43,035     $  49,608     $  42,952     $  30,615     $  34,508
===========================================================================================================================
Restructured loans                                           4,640     $   5,704     $   7,287     $   9,770     $  27,591
===========================================================================================================================
Real estate and other assets owned:
   Real estate and other assets owned, gross             $   1,237     $   1,741     $   2,023     $   2,309     $   2,700
   Less valuation allowance                                      -             -             -             -             -
---------------------------------------------------------------------------------------------------------------------------
      Real estate and other assets owned, net            $   1,237     $   1,741     $   2,023     $   2,309     $   2,700
---------------------------------------------------------------------------------------------------------------------------
         Total                                           $  48,912     $  57,053     $  52,262     $  42,694     $  64,799
===========================================================================================================================

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

The following table contains information for loans deemed impaired:

=======================================================================================================================
                                                                                 Net
                                                                            Carrying          Specific             Net
(Dollars in thousands)                                                         Value         Allowance         Balance
-----------------------------------------------------------------------------------------------------------------------
September 30, 1999
   Loans with specific allowances                                         $   54,872      $    (17,857)    $    37,015
   Loans without specific allowances                                           3,826                 -           3,826
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                  $   58,698      $    (17,857)    $    40,841
=======================================================================================================================
December 31, 1998
   Loans with specific allowances                                         $   56,746      $    (12,775)    $    43,971
   Loans without specific allowances                                           4,847                 -           4,847
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                  $   61,593      $    (12,775)    $    48,818
=======================================================================================================================

Impaired loans were classified as follows:

=======================================================================================================================
                                                                                          September 30,    December 31,
(Dollars in thousands)                                                                        1999             1998
-----------------------------------------------------------------------------------------------------------------------
Current                                                                                   $    14,197       $   27,414
Past due                                                                                        1,466            3,564
Nonaccrual                                                                                     43,035           30,615
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                                  $    58,698       $   61,593
=======================================================================================================================

Loans classified as impaired totaled $58.7 million at September 30, 1999, compared with $61.6 million at December 31, 1998. During the first nine months of 1999, $45.3 million of loans were newly classified as impaired. The additions to impaired loans were partially offset by charge-offs totaling $10.1 million, the receipt of payments on impaired loans totaling $30.5 million, loans removed from impaired status totaling $7.3 million and loans transferred to OREO of

$283,800. The Company's average recorded investment in impaired loans for the nine months ended September 30, 1999, was $69.7 million. Interest income totaling approximately $1.7 million and $6.6 million was collected on impaired loans during the nine months ended September 30, 1999 and 1998, respectively.

Allowance and Provision for Loan Losses:

The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company's determination of the level of the allowance for loan losses, and correspondingly, the provision for loan losses is based upon various judgments and assumptions, including general economic conditions in California and out-of-state markets served, loan growth, loan portfolio composition and concentrations, prior loan loss experience, collateral value, identification of problem and potential problem loans and other relevant data to identify the risks in the loan portfolio. While management believes that the allowance for loan losses was adequate at September 30, 1999, future additions to the allowance will be subject to continuing evaluation of inherent risk and probable loan losses in the loan portfolio.

At September 30, 1999, the allowance for loan losses equaled $68.8 million, or
1.88 percent of total loans, compared with $62.6 million, or 1.82 percent of total loans, at December 31, 1998, and $61.4 million, or 1.79 percent of total loans, at September 30, 1998. The allowance for loan losses represented 160 percent of nonaccrual loans at September 30, 1999, compared with 205 percent of nonaccrual loans at December 31, 1998, and 178 percent of nonaccrual loans at September 30, 1998. The following table summarizes changes in the allowance for loan losses:

=======================================================================================================================
Nine months ended September 30, (Dollars in thousands)                                      1999               1998
-----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                           $    62,649        $    51,143
=======================================================================================================================
Loans charged off:
Commercial                                                                                 (12,420)           (16,344)
Real estate                                                                                   (295)              (329)
Consumer                                                                                       (69)               (58)
-----------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                                      $   (12,784)       $   (16,731)
=======================================================================================================================
Recoveries of loans previously charged off:
Commercial                                                                                   2,011              1,268
Real estate                                                                                     67                154
Consumer                                                                                         6                  5
-----------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                       $     2,084        $     1,427
=======================================================================================================================
Net loans charged off                                                                      (10,700)           (15,304)
Provision for loan losses                                                                   20,820             25,576
Portfolio transfer                                                                          (4,000)                 -
-----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                 $    68,769        $    61,415
=======================================================================================================================
Loans outstanding, end of period                                                       $ 3,648,237        $ 3,425,190
=======================================================================================================================
Average loans outstanding                                                              $ 3,914,946        $ 3,223,928
=======================================================================================================================
Ratio of net charge-offs to average loans (annualized)                                        0.37%              0.63%
Ratio of allowance for loan losses to loans outstanding at Sept 30                            1.88%              1.79%
Ratio of allowance for loan losses to nonaccrual loans                                      159.80%            177.97%
Ratio of provision for loan losses to net charge-offs                                       194.58%            167.12%
=======================================================================================================================

The provision for loan losses, totaled $20.8 million and $25.6 million, for the nine months ended September 30, 1999 and 1998, respectively. Net charge-offs decreased to $10.7 million, or 0.37 percent of average loans on an annualized basis, for the first nine months of 1999 compared with $15.3 million, or 0.63 percent of average loans on an annualized basis, for the year-earlier period. Net charge-offs for the nine months September 30, 1999 and 1998, include $4.5 million and $7.0 million, respectively, on one commercial loan to a company in the healthcare industry.

Securities:

Securities available for sale increased to $751.1 million at September 30, 1999, from $694.8 million at December 31, 1998. Increases in U.S. Treasury and federal agency securities and other securities were partially offset by a decrease in mutual funds. U.S. Treasury and federal agency securities increased $74.7 million to $638.0 million at September 30, 1999, from $563.4 million at December 31, 1998. Other securities, largely comprised of SBA certificates, increased to $24.1 million at September 30, 1999, from $18.9 million at December 31, 1998. The balance of mutual funds decreased to $89.0 million at September 30, 1999, from $112.6 million at December 31, 1998. Federal funds sold and securities purchased under resale agreements decreased to $1.3 billion at September 30 1999, from $1.4 billion at December 31, 1998. The Company generally invests short-term liquidity in mutual funds and Federal funds sold and securities purchased under resale agreements. The fluctuation in these balances is largely a function of changes in the level of demand deposits. Demand deposits decreased by $394.9 million from year-end to $2.9 billion at September 30, 1999.

A summary of securities held to maturity as of September 30, 1999, and December 31, 1998, is provided below:

=======================================================================================================================
                                                                              Gross          Gross
                                                            Amortized       Unrealized     Unrealized         Fair
(Dollars in thousands)                                         Cost           Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------------------
September 30, 1999
     Industrial development bonds                            $    3,793     $        -      $        -     $    3,793
-----------------------------------------------------------------------------------------------------------------------
     Total                                                   $    3,793     $        -      $        -     $    3,793
=======================================================================================================================
December 31, 1998
     Industrial development bonds                            $    3,898     $        -      $        -     $    3,898
-----------------------------------------------------------------------------------------------------------------------
     Total                                                   $    3,898     $        -      $        -     $    3,898
=======================================================================================================================

A summary of the amortized cost and estimated fair value of securities available for sale as of September 30, 1999, and December 31, 1998, is provided below:

=======================================================================================================================
                                                                              Gross          Gross
                                                            Amortized       Unrealized     Unrealized         Fair
(Dollars in thousands)                                         Cost           Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------------------
September 30, 1999
    U.S. Treasury and federal agencies                       $  641,923     $        -      $   (3,885)    $  638,038
    Mutual funds                                                 88,987              -               -         88,987
    Other securities                                             27,519          1,123          (4,557)        24,085
-----------------------------------------------------------------------------------------------------------------------
     Total                                                   $  758,429     $    1,123      $   (8,442)    $  751,110
=======================================================================================================================
December 31, 1998
     U.S. Treasury and federal agencies                      $  560,332     $     3,024     $       (1)    $  563,355
     Mutual funds                                               112,579               -              -        112,579
     Other securities                                            22,792               -         (3,912)        18,880
-----------------------------------------------------------------------------------------------------------------------
     Total                                                   $  695,703     $     3,024     $   (3,913)    $  694,814
=======================================================================================================================

Gross gains totaling $53,500 and gross losses totaling $3.2 million were realized on the sale of securities available for sale during the nine months ended September 30, 1999, respectively. Gross losses on the sale of securities include a $3.1 million loss on the sale of 5.3 million shares of ICII common stock in July 1999. The Company's investment in ICII common stock was reclassified to securities available for sale following an initial sale of 3.7 million shares in May 1999. Gross gains and losses realized on the sale of securities available for sale during the nine months ended September 30, 1998, were $127,600 and $4,800, respectively.

Deferred Tax Asset

The Company reported a net deferred tax asset of $49.3 million at September 30, 1999, compared with $21.8 million at December 31, 1998. The deferred tax asset is reported net of deferred tax liabilities. The increase in the net deferred tax asset at September 30, 1999, is primarily due to the reversal of the deferred tax liability associated with the Bank's investment in of ICII common stock. The deferred tax liability related to the ICII common stock became a current tax liability when the stock was sold. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Other Assets

The balance of other assets increased to $118.0 million at September 30, 1999, from $91.1 million at December 31, 1998. The growth in other assets at September 30, 1999, compared with year-end 1998 reflects the following: a $7.9 million increase in the cash surrender value of life insurance policies funding the Company's deferred compensation plan, a $7.7 million increase in the balance of operating leases associated with the Company's leasing business, a $4.6 million increase in accounts receivable representing principal and interest payments due on SBA investment securities, a $3.0 million increase in foreign exchange settlement accounts, a $1.4 million increase in prepaid insurance due to the purchase of additional life insurance to fund the Company's deferred compensation plan and a $1.2 million increase in unamortized debt issuance costs related to the Bank's Subordinated Capital Notes issued in April 1999. The remaining change in other assets occurred in a number of smaller categories.

Short-term Borrowings:

Short-term borrowings increased to $101.6 million at September 30, 1999, from $60.6 million at December 31, 1998. The increase is primarily due to a $76.7 million increase in borrowed funds backed by Treasury, Tax and Loan deposits ("T, T&L"). The increase in T, T&L was partially offset by a $18.0 million reduction in commercial paper and a $17.7 million decrease in the balance of reverse repurchase agreements.

Long-term Borrowings

The net principal balance of notes and debentures increased to $99.4 million at September 30, 1999, from $2.1 million at December 31, 1998. The increase is due to the issuance of $100.0 million of 8.5 percent, 10-year subordinated capital notes by Imperial Bank in April 1999. The $2.1 million balance of floating rate notes and debentures outstanding at December 31, 1998, paid off in August 1999. Other borrowed funds increased to $4.8 million at September 30, 1999, from $290,000 at December 31, 1998. The primary component of other borrowed funds is a borrowing to fund the purchase of common stock by the Company's Employee Stock Ownership Plan ("ESOP").

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

The Company's liquid assets consist of cash, Federal funds sold, securities purchased under resale agreements and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or pledged as collateral under repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to deposits) of 20 percent and to limit gross loans to no more than 80 percent of deposits. At September 30, 1999, the Company's liquidity ratio was 36 percent and the loan to deposit ratio was 64 percent.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's longstanding relationships with the real estate services industry which have provided a relatively stable and low cost funding base. Total demand deposits averaged $2.3 billion for the three months ended September 30, 1999, and $2.3 billion for the year-earlier period. For the nine months ended September 30, 1999, approximately 34 percent of average total deposits were from the real estate services industry compared with 37 percent of average total deposits for the year-earlier period. The Company's average demand deposits and average shareholders' equity funded approximately 51 percent and 53 percent, of average total assets for the nine months ended September 30, 1999 and 1998, respectively.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios, Federal funds sold and securities purchased under resale agreements. For the nine months ended September 30, 1999, the Company experienced a net cash outflow from its investing activities of approximately $124.3 million. The net outflow related to investing activities is largely due to a $287.5 million increase in loans partially offset by a $156.8 million decrease in Federal funds sold and securities purchased under resale agreements. Net cash provided by financing activities totaled approximately $214.7 million for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 1999, includes an $87.1 million net increase in deposits and a net increase of $141.7 million in borrowed funds. These increases were offset in part by a $9.2 million repurchase of common stock under the Company's Stock Repurchase Program and a $6.0 million repurchase of common stock for the Company's ESOP plan.

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

Cumulative interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time. At September 30, 1999, the Company maintained a positive one-year gap of approximately $2.2 billion; meaning its interest rate sensitive assets exceeded its interest rate sensitive liabilities. This positive cumulative gap position indicates that the Company is asset sensitive and positioned for increased net interest income during a period of rising interest rates but also exposed to an adverse impact on net interest income in a falling rate environment. At September 30, 1998, the Company maintained a positive one-year gap of approximately $2.5 billion.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors, caps and swaps. The following tables provide information concerning the Company's derivative financial instruments at September 30, 1999:

=============================================================================================================================
                                                                  Weighted
                                                     Notional     Average
At  September 30, 1999 (Dollars in thousands)         Amount        Rate                          Terms
-----------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
    Over the counter                                $1,000,000      n/a       Expires March 2001.
    Over the counter                                    15,085      n/a       Expires $1.5 million October 1999, $6.6
                                                                              million March 2000 and $7 million
                                                                              July 2003. Contracts hedge specific
                                                                              lending transactions.
Interest rate floors purchased
    Exchange traded                                 $6,250,000      n/a       Expires $2 billion December 1999,  $2 billion
                                                                              March 2000, $2 billion June 2000, $250
                                                                              million September 2000. The floors have an
                                                                              average strike price of  4.27 percent.
Interest rate swaps Loans and leases:
    Pay-fixed rate                                  $   39,486     6.22%      Matures $25 million September 2003,
    Receive-3 month LIBOR                               39,486     5.43%      $4.7 million March 2004, $7.3 million July
                                                                              2004 and $2.5 million September 2006.

Deposits:
    Pay 3 month LIBOR less 10-15 basis points       $  110,000     5.27%      $35 million matures June 2009, $40 million
    Receive-fixed rate                                 110,000     7.20%      matures July 2009, $15 million matures
                                                                              August 2009 and $20 million matures
                                                                              September 2009. The swaps are callable by
                                                                              the counterparty six months after
                                                                              effective date and semi-annually
                                                                              thereafter.

Subordinated Capital Notes:
    Pay 3-month LIBOR                               $  100,000     5.35%      Matures April 2009.
    Receive-fixed rate                                 100,000     6.06%

Capital securities:
    Pay 3-month LIBOR                               $   75,000     5.13%      Matures second quarter 2007.
    Receive-fixed rate                                  75,000     7.18%


=============================================================================================================================

========================================================================================================================
                                                                           Notional         Unrealized       Unamortized
At September 30, 1999 (Dollars in thousands)                                Amount          Gain (loss)        Premium
------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
      Over the counter                                                   $  1,000,000       $      142        $     217
      Over the counter                                                         15,085               22                -

Interest rate floors purchased
      Exchange traded (1)                                                $  6,250,000       $      191        $     342

Interest rate swaps
      Loans and leases                                                   $     39,486       $      (70)       $       -
      Deposits                                                                110,000           (3,950)               -
      Subordinated Capital Notes                                              100,000           (2,267)             698
      Capital securities                                                       75,000            2,113                -

------------------------------------------------------------------------------------------------------------------------

      (1) In October 1998, following a decline in the LIBOR rate, the Company sold exchange-traded floors with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75 percent to approximately
          4.00 percent. The $3.3 million gain on the sale of the floors was amortized over the term of the original floors and was fully amortized as of September 30, 1999.
------------------------------------------------------------------------------------------------------------------------

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

The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at September 30, 1999.

The Company used $67.2 million of the net proceeds from the sale of the Junior Subordinated Debentures to make additional investments in Imperial Bank. The remainder of the proceeds was used to implement the Company's Stock Repurchase Program. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at September 30, 1999.

CAPITAL

At September 30, 1999, shareholders' equity totaled $414.5 million compared with $381.8 million at December 31, 1998. For the first nine months of 1999, shareholders' equity was reduced by $9.2 million due to common stock repurchases under the Company's Stock Repurchase Program and by $6.0 million due to the purchase of common stock for the Company's ESOP plan. Shareholders' equity increased by $1.1 million during the period due to exercises of employee stock options.

The tax benefit associated with nonqualified options exercised, which is recorded as a component of shareholders' equity, approximated $300,000 for the first nine months of 1999.

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

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at September 30, 1999, were 9.54 percent and 12.76 percent, respectively, compared with 9.44 percent and 10.73 percent, respectively, at September 30, 1998.

Capital Ratios for Imperial Bancorp and Imperial Bank /(1)/

=========================================================================================================================
September 30, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                               To Be Well Capitalized
                                                                      For Capital Adequacy     Under Prompt Corrective
(Dollars in thousands)                               Actual                 Purposes              Action Provisions
-------------------------------------------------------------------------------------------------------------------------
                                                  Amount    Ratio       Amount      Ratio         Amount      Ratio
Total capital (to risk-weighted assets):
Company                                         $ 645,998   12.76%     $ 405,039    8.00%        $ 506,299    10.00%
Bank                                              583,367   11.68%       399,723    8.00%          499,653    10.00%

Tier I Capital (to risk-weighted assets):
Company                                         $ 483,248   9.54%      $ 202,519    4.00%        $ 303,779     6.00%
Bank                                              421,440   8.43%        199,861    4.00%          299,792     6.00%

Leverage (to average assets):
Company                                         $ 483,248   8.50%      $ 170,524    3.00%        $ 284,207     5.00%
Bank                                              421,440   7.54%        167,755    3.00%          279,592     5.00%
-------------------------------------------------------------------------------------------------------------------------

/(1)/ Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles.


Risk-weighted assets for the Company and Imperial Bank were $5,063.0 million and $4,996.5 million, respectively, at September 30, 1999. Average assets for the Company and the Bank were $5,684.1 million and $5,591.8 million, at September 30, 1999, respectively.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 8.50 percent at September 30, 1999, compared with 8.59 percent at September 30, 1998, well in excess of minimum regulatory requirements.

YEAR 2000
To fulfill the Company's business responsibility and ensure compliance with regulatory requirements, the Company has established a Year 2000 Readiness Program ("Y2K") with the objective of having the Company Year 2000 compliant prior to year-end. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. The Company's Y2K Readiness Program is managed by an enterprise-wide Program Office ("Office") under the guidance of the Company's Management Committee. The Office is staffed with representatives from each of the Company's primary business units. Within some business units, the Office representative is supported by a business unit Year 2000 project team.

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

The Company utilizes the services of third-party service providers and software vendors for substantially all of its data processing functions. As such, the Company has focused on monitoring the Y2K compliance progress of its primary vendors and providers. The Company has identified its significant customers, i.e., fund providers, fund takers, and counterparties. The initial evaluation and assignment of risk for the Company's fund takers, fund providers, and counterparties has been completed. Follow-up was performed for some customers and completed by September 30, 1999.

Contingency plans have been designed to mitigate the risks associated with (1) the failure to successfully complete renovation, validation, or implementation of its Y2K readiness plan (Remediation Contingency Plan), and (2) the failure of systems at critical dates (Business Resumption Contingency Planning) ("BRCP"). These contingency plans have been presented to and approved by the Company's Board of Directors. The Remediation Contingency Plans and Business Resumption Contingency Plans were completed as of June 30, 1999.

Remediation/Validation/Implementation:
The Company employs a small programming staff, but does not customize application code that affects the books of record or customer accounting. The Company's vendors and service providers are committed to delivering Y2K ready capabilities.

At September 30, 1999, validation testing was 100 percent complete for all production systems. Systems that required remediation were placed into production after testing was completed and authorization obtained from the business unit.

Non-IT systems, such as security systems, vault alarms and elevators, have been identified and the Company is satisfied regarding Y2K readiness. Most of the Company's facilities are leased; therefore, the Company's efforts to determine the status of Y2K readiness and contingency plans is focused on the vendors and property managers. This evaluation and resolution was completed in July 1999.

Costs:
Through September 30, 1999, the Company had incurred operating expenses totaling $2.6 million on the Y2K project, slightly above the $2.5 million budgeted. Y2K capital expenditures total approximately $2.5 million through September 30, 1999, including invoices that are in the process of being paid. At present, the Company expects to complete the project with capital expenditures equal to the estimated budget of $2.5 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. Implementation of SFAS No. 133 has been postponed to fiscal periods beginning after June 15, 2000, and will be effective for the Company on January 1, 2001. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

CONSOLIDATED BALANCE SHEET
===========================================================================================================================

Imperial Bancorp and Subsidiaries                                                            September 30,   December 31,
(Dollars in thousands)                                                                           1999            1998
===========================================================================================================================
ASSETS
Cash and due from banks                                                                        $   437,968     $   355,317
Trading instruments                                                                                 49,193          52,971
Securities available for sale, at fair value                                                       751,110         694,814
Securities held to maturity (fair value of $3,793 and $3,898 for 1999 and 1998, respectively)        3,793           3,898
Federal funds sold and securities purchased under resale agreements                              1,289,167       1,446,000
Loans held for sale (fair value of $112,162 and $19,416 for 1999 and 1998, respectively)           111,430          18,287
Loans:
     Loans, net of unearned income and deferred loan fees                                        3,648,237       3,447,538
     Less allowance for loan losses                                                                (68,769)        (62,649)
---------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                      $ 3,579,468     $ 3,384,889
---------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                         33,891          30,938
Accrued interest receivable                                                                         33,088          25,505
Real estate and other assets owned, net                                                              1,237           2,309
Deferred tax asset                                                                                  49,267          21,809
Investment in Imperial Credit Industries, Inc.                                                           -          56,796
Other assets                                                                                       117,970          91,070
---------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                         $ 6,457,582     $ 6,184,603
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                    $ 2,903,164     $ 3,298,070
     Savings                                                                                        22,905          25,135
     Money market                                                                                1,220,213       1,086,959
     Time - under $100                                                                             157,789         171,224
     Time - $100 and over                                                                        1,352,707         988,259
---------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       $ 5,656,778     $ 5,569,647
---------------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                             9,320           5,428
Income taxes payable                                                                                 4,326           1,504
Short-term borrowings                                                                              101,604          60,601
Long-term borrowings:
     Notes and debentures                                                                           99,394           2,105
     Other borrowed funds                                                                            4,780             290
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures
       of the Company, net                                                                          73,415          73,372
Other liabilities                                                                                   93,466          89,834
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                    $ 6,043,083     $ 5,802,781
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 41,517,828 shares at
       September 30, 1999, and 41,863,935 shares at
       December 31, 1998, issued and outstanding                                                   269,103         224,433
Unearned employee stock ownership plan shares; 214,352 shares                                       (4,428)              -
Accumulated other comprehensive loss, net of tax                                                    (4,242)           (515)
Retained earnings                                                                                  154,066         157,904
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                           $   414,499     $   381,822
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                           $ 6,457,582     $ 6,184,603
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME
============================================================================================================================
Imperial Bancorp and Subsidiaries                                      Three months ended              Nine months ended
                                                                         September 30,                   September 30,
(Dollars in thousands, except per share data)                         1999           1998            1999            1998
============================================================================================================================
Interest income:
     Loans                                                         $  83,134      $  76,328       $ 235,287       $ 220,195
     Trading instruments                                                 748            454           2,617           1,046
     Securities available for sale                                     9,719         10,160          25,740          29,058
     Securities held to maturity                                          70             71             214             211
     Federal funds sold and securities purchased under resale          3,944          4,832          12,369          15,675
     Loans held for sale                                               1,532            341           2,569             733
----------------------------------------------------------------------------------------------------------------------------
          Total interest income                                    $  99,147      $  92,186       $ 278,796       $ 266,918
============================================================================================================================
Interest expense:
     Deposits                                                         26,108         23,990          70,275          66,037
     Short-term borrowings                                               955          1,473           3,114           4,562
     Long-term borrowings                                              3,660          1,703           8,663           5,078
----------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                  $  30,723      $  27,166       $  82,052       $  75,677
============================================================================================================================
Net interest income                                                   68,424         65,020         196,744         191,241
Provision for loan losses                                              6,000          5,610          20,820          25,576
----------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses     $  62,424      $  59,410       $ 175,924       $ 165,665
============================================================================================================================
Noninterest income:
     Service charges on deposit accounts                               1,857          1,614           5,636           4,731
     Trust fees                                                            4          2,138           3,382           6,323
     Gain on origination and sale of loans                             1,132            837           2,853           3,373
     Equity in net (loss) income of Imperial Credit Industries,
        Inc.                                                               -        (26,520)          1,644         (19,821)
     (Loss) gain on sale of Imperial Credit Industries, Inc.
        stock                                                         (3,136)             -           2,255               -
     Other service charges and fees                                    5,374          3,889          14,856          10,158
     Merchant and credit card fees                                     3,231          2,121           7,972           5,227
     International income and fees                                     2,680          2,358           8,611           8,767
     (Loss) gain on securities available for sale                       (112)           111             (58)            123
     Gain on trading instruments                                         982            519           1,365             891
     Gain on exercise of warrants and related sale of equity           2,173          1,750           9,555          18,790
        securities                                                         -              -           8,817               -
     Gain on sale of the trust business
     Other income                                                      2,586            557           8,473           3,901
----------------------------------------------------------------------------------------------------------------------------
          Total noninterest income (loss)                          $  16,771      $ (10,626)      $  75,361       $  42,463
============================================================================================================================
Noninterest expense:
     Salary and employee benefits                                     30,250         26,533          90,492          88,434
     Net occupancy expense                                             2,656          2,747           7,944           7,715
     Furniture and equipment                                           3,066          2,388           8,783           7,189
     Data processing                                                   2,778          2,684           8,179           7,339
     Customer services                                                 4,519          7,501          17,099          20,285
     Professional and legal fees                                       2,604          2,603          11,185           7,701
     Business development                                              1,563          1,185           5,116           3,909
     Other expense                                                     7,121         10,134          20,639          22,360
----------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                $  54,557      $  55,775       $ 169,437       $ 164,932
============================================================================================================================
Income (loss) before income taxes                                     24,638         (6,991)         81,848          43,196
Income tax provision (benefit)                                         9,786         (3,892)         32,962          16,353
----------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                            $  14,852      $  (3,099)      $  48,886       $  26,843
============================================================================================================================
     Basic earnings per share                                      $    0.36      $   (0.07)      $    1.17       $    0.63
     Diluted earnings per share                                    $    0.35      $   (0.07)      $    1.14       $    0.60
============================================================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

Earnings per share for the 1998 reporting periods have been adjusted to reflect an 8 percent stock dividend paid on March 5, 1999.

CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================
Imperial Bancorp and Subsidiaries                                                        Nine months ended
                                                                                            September 30,
(Dollars in thousands)                                                                1999                1998
==================================================================================================================
Cash flows from operating activities:
     Net income                                                                   $    48,886         $    26,843
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                (7,742)            (11,441)
          Provision for loan losses                                                    20,820              25,576
          Equity in (net income) loss of Imperial Credit Industries, Inc.              (1,644)             19,821
          Gain on sale of Imperial Credit Industries, Inc. stock                       (2,255)                  -
          Gain on exercise and sale of stock warrants                                  (9,555)            (18,790)
          Gain on sale of the trust business                                           (8,817)                  -
          Gain on sale of software license                                             (2,461)                  -
          Loss (gain) on sale of real estate and other assets owned                       113              (1,099)
          (Gain) loss on sale of premises and equipment                                   (23)                  9
          Benefit for deferred taxes                                                  (24,489)            (11,045)
          Loss (Gain) on securities available for sale                                     58                (123)
          Net change in trading instruments                                             3,778             (22,674)
          Net change in loans held for sale                                            (3,979)            (10,243)
          Net change in accrued interest receivable/payable                            (3,691)             (2,643)
          Net change in income taxes receivable/payable                                 2,822              17,889
          Net change in other assets/liabilities                                      (19,536)            (22,617)
------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                   $    (7,715)        $   (10,537)
==================================================================================================================
Cash flows from investing activities:
     Proceeds from securities held to maturity                                            105                  93
     Proceeds from maturities of securities available for sale                      1,431,765             709,159
     Proceeds from sale of securities available for sale                            1,524,297           3,289,196
     Proceeds from sale of Imperial Credit Industries, Inc. stock                      61,010                   -
     Purchase of securities available for sale                                     (3,019,932)         (3,929,265)
     Proceeds from exercise and sale of equity warrants                                 9,555               7,690
     Proceeds from sale of the trust business                                           8,817                   -
     Net change in Federal funds sold and securities
        purchased under resale agreements                                             156,833            (764,000)
     Net change in loans                                                             (287,459)           (613,027)
     Premises and equipment expenditures                                              (10,492)             (9,847)
     Proceeds from sale of real estate and other assets owned                             138               3,206
     Proceeds from sale of premises and equipment                                       1,057                  15
------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                   $  (124,306)        $(1,306,780)
==================================================================================================================
Cash flows from financing activities:
     Net change in demand deposits, savings, and
        money market accounts                                                        (263,882)          1,035,805
     Net change in time deposits                                                      351,013             454,247
     Net change in short-term borrowings                                               41,003              65,132
     Net proceeds from issuance of subordinated capital notes                          98,364                   -
     Net proceeds from ESOP loan                                                        5,985                   -
     Net change in long-term borrowings                                                (3,615)             (1,152)
     Repurchase of common stock for ESOP                                               (5,985)              2,855
     Repurchase of common stock                                                        (9,248)            (21,864)
     Proceeds from exercise of employee stock options                                   1,056                   -
     Other                                                                                (19)                376
------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                               $   214,672         $ 1,535,399
------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                   $    82,651         $   218,082
------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                              $   355,317         $   316,600
------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                                  $   437,968         $   534,682
==================================================================================================================

See accompanying notes to consolidated financial statements.

========================================================================================================================
Imperial Bancorp and Subsidiaries                                     Three months ended            Nine months ended
                                                                        September 30,                 September 30,
(Dollars in thousands)                                                1999         1998            1999          1998
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $ 14,852     $ (3,099)       $ 48,886       $ 26,843
Other comprehensive (loss) income, net of tax:
     Reclassification adjustments, net of tax of ($1,684),                 -       (2,322)             16         (1,909)
         $12 and ($1,385)
     Unrealized (loss) gain on securities available for sale,
         net of tax effect of ($1,677), $1, ($2,716) and $2           (2,312)           1          (3,743)             3
------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                   $ 12,540     $ (5,420)       $ 45,159       $ 24,937
========================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows are presented in the same format as that used in the Company's most recently filed Report on Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.

NOTE (2) IMPERIAL CREDIT INDUSTRIES, INC.

On May 17, 1999, Imperial Bank (the "Bank") sold 3.7 million shares of ICII common stock to ICII for $8.00 a share. As a result of the sale, the Bank's ownership of ICII common stock decreased to 5.3 million shares, or approximately
15.9 percent of the total outstanding shares. Due to the reduction in its ownership percentage, the Bank discontinued the equity method of accounting for its investment in ICII as of the date of the sale. On July 27, 1999, the Bank sold the remaining 5.3 million shares it owned of ICII common stock for $6.00 a share. The Bank recorded a pretax loss on the two sales totaling $1.4 million including related transaction expenses.

NOTE (3) STATEMENT OF CASH FLOWS

The following information supplements the statement of cash flows:

------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, (Dollars in thousands)                        1999                1998
------------------------------------------------------------------------------------------------------------------
Interest paid                                                                      $   79,554          $   73,371
Taxes paid                                                                             53,530              26,699
Significant noncash transactions:
   Transfer of LHO loans to loans held for sale                                        93,164                   -
   Reclassification of investment in ICII stock to securities  available for
     sale                                                                              34,370                   -
   Loans transferred to OREO                                                              132                 915
   Net change in accumulated other comprehensive income, net of tax                     3,727               1,906
   Purchase of ROC Technologies Inc. (formerly Altair Corp).                                -               3,954
==================================================================================================================

NOTE (4) EARNINGS PER SHARE

The Company reports earnings per share ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Unearned ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following tables for the three and nine months ended September 30, 1999 and 1998.

========================================================================================================================
For the three months ended September 30,                           1999                               1998
                                                      ------------------------------      ------------------------------
                                                                               Per                                 Per
                                                                              Share                               Share
(Dollars in thousands, except per share data)         Income      Shares      Amount      Income      Shares      Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
   Net income (loss)                                  $14,852   41,475,110    $ 0.36     $(3,099)   43,076,193    $(0.07)

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                          1,335,693                                   -
                                                                ----------                          ----------

Diluted EPS
   Net income (loss)                                  $14,852   42,810,803    $ 0.35     $(3,099)   43,076,193    $(0.07)
=========================================================================================================================

========================================================================================================================
For the nine months ended September 30,                            1999                               1998
                                                      ------------------------------      ------------------------------
                                                                               Per                                 Per
                                                                              Share                               Share
(Dollars in thousands, except per share data)         Income      Shares      Amount      Income      Shares      Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS
   Net income                                         $48,886   41,712,649    $ 1.17     $26,843    42,824,216    $ 0.63

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                          1,412,413                           1,817,122
                                                                ----------                          ----------

Diluted EPS
   Net income                                         $48,886   43,125,062    $ 1.14     $26,843    44,641,338    $ 0.60
=========================================================================================================================

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 1999 and 1998. Operating segment results are based on the Company's internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the loan loss provision. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of operating segment results. In that case, results for prior periods would be restated for comparability.

=============================================================================================================================
For the three months ended                                                                    Entertainment and
September 30, 1999                              Commercial      Special           Real         Independent Film    Syndicated
(Dollars in thousands)                           Banking        Markets          Estate          Production          Finance
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                           $    24,919     $   11,111      $   10,123      $      8,012       $    4,179
 Provision for loan losses                           2,311          1,598             702               450            2,730
 Noninterest income                                  4,274          2,360             406               526              475
 Noninterest expense                                15,558          6,713           1,839             3,600              574
-----------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                         11,324          5,160           7,988             4,488            1,350
 Taxes                                               4,761          2,170           3,359             1,887              568
-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                             $     6,563     $    2,990      $    4,629      $      2,601       $      782
-----------------------------------------------------------------------------------------------------------------------------

 Average net loans                             $ 1,430,427     $  502,432      $  528,462      $    464,778       $  444,829
 Average assets                                  1,441,497        505,570         535,935           466,753          448,032
 Average deposits                                1,332,369        839,072          14,493            87,162                -
=============================================================================================================================

=============================================================================================================================
For the three months ended
September 30, 1999                              Financial                         Other
(Dollars in thousands)                           Services          ICII         Segments         Unallocated     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                           $    10,734     $        -      $    3,869      $     (4,523)      $   68,424
 Provision for loan losses                              89              -             210            (2,090)           6,000
 Noninterest income                                    518         (3,136)         10,951               397           16,771
 Noninterest expense                                 9,871                         11,280             5,122           54,557
----------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                          1,292         (3,136)          3,330            (7,158)          24,638
 Taxes                                                 543         (1,319)          1,400            (3,583)           9,786
----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                             $       749     $   (1,817)     $    1,930      $     (3,575)      $   14,852
----------------------------------------------------------------------------------------------------------------------------

 Average net loans                              $  568,272     $        -      $  160,340      $    (84,014)      $4,015,526
 Average assets                                    573,566          9,713       1,219,776           503,632        5,704,474
 Average deposits                                1,845,483              -         762,332            36,426        4,917,337
=============================================================================================================================

=============================================================================================================================
For the three months ended                                                                    Entertainment and
September 30, 1998                              Commercial      Special           Real         Independent Film    Syndicated
(Dollars in thousands)                           Banking        Markets          Estate          Production          Finance
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                          $    22,946     $    9,743       $   7,226      $      7,491        $    3,819
 Provision for loan losses                            140          1,311               -               572                 -
 Noninterest income                                 3,921          1,673             271               764               428
 Noninterest expense                               14,186          6,496           1,589             2,635               500
-----------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                        12,541          3,609           5,908             5,048             3,747
 Taxes                                              5,274          1,517           2,484             2,122             1,575
-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                            $     7,267     $    2,092       $   3,424      $      2,926        $    2,172
-----------------------------------------------------------------------------------------------------------------------------

 Average net loans                            $ 1,254,623     $  520,988       $  420,138     $    404,036        $  437,692
 Average assets                                 1,282,014        524,546          428,492          406,722           440,489
 Average deposits                               1,240,886        495,245           11,532           78,651                 -
=============================================================================================================================

=============================================================================================================================
For the three months ended
September 30, 1998                              Financial                          Other
(Dollars in thousands)                           Services          ICII          Segments       Unallocated      Consolidated
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                          $    15,140     $        -       $    1,879     $     (3,224)       $   65,020
 Provision for loan losses                            165              -              225            3,197             5,610
 Noninterest income                                    21        (26,520)           8,720               96           (10,626)
 Noninterest expense                               12,130              -           10,763            7,476            55,775
-----------------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                         2,866        (26,520)            (389)         (13,801)           (6,991)
 Taxes                                              1,205        (11,150)            (164)          (6,755)           (3,892)
-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                            $     1,661     $  (15,370)      $     (225)    $     (7,046)       $   (3,099)
-----------------------------------------------------------------------------------------------------------------------------

 Average net loans                            $   337,022     $        -       $   88,673     $    (46,290)       $3,416,882
 Average assets                                   337,274         81,439        1,174,149          415,411         5,090,536
 Average deposits                               1,842,934              -          731,465           37,324         4,438,037
=============================================================================================================================

=================================================================================================================
For the nine months ended                                                        Entertainment and
September 30, 1999                   Commercial       Special         Real       Independent Film    Syndicated
(Dollars in thousands)                Banking         Markets        Estate         Production         Finance
-----------------------------------------------------------------------------------------------------------------
Net interest income                  $   68,852     $   31,397     $   25,425         $   21,794      $   12,198
Provision for loan losses                 7,214          3,703            893                813           2,758
Noninterest income                       11,272         10,993            899              1,873           1,366
Noninterest expense                      46,025         20,866          4,551              9,373           2,074
------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes               26,885         17,821         20,880             13,481           8,732
Taxes                                    11,304          7,493          8,779              5,668           3,671
------------------------------------------------------------------------------------------------------------------
Net income (loss)                    $   15,581     $   10,328     $   12,101         $    7,813      $    5,061
------------------------------------------------------------------------------------------------------------------

Average net loans                    $1,378,870     $  528,497     $  489,155         $  451,510      $  450,978
Average assets                        1,388,866        531,879        496,243            453,869         454,169
Average deposits                      1,263,494        700,315         15,156             86,545               -
==================================================================================================================

==================================================================================================================
For the nine months ended
September 30, 1999                    Financial                       Other
(Dollars in thousands)                Services         ICII         Segments          Unallocated    Consolidated
------------------------------------------------------------------------------------------------------------------
Net interest income                  $   38,661      $       -     $   10,059         $  (11,642)     $  196,744
Provision for loan losses                   149              -            593              4,697          20,820
Noninterest income                        3,928          3,899         40,094              1,037          75,361
Noninterest expense                      33,488          3,704         33,666             15,690         169,437
------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                8,952            195         15,894            (30,992)         81,848
Taxes                                     3,765             82          6,683            (14,483)         32,962
------------------------------------------------------------------------------------------------------------------
Net income (loss)                    $    5,187      $     113     $    9,211         $  (16,509)     $   48,886
------------------------------------------------------------------------------------------------------------------

Average net loans                    $  524,134      $       -     $  129,222         $  (70,889)     $3,881,477
Average assets                          530,770         37,599      1,187,995            478,299       5,559,689
Average deposits                      1,996,775              -        725,429             35,964       4,823,678
==================================================================================================================

=================================================================================================================
For the nine months ended                                                        Entertainment and
September 30, 1998                   Commercial       Special         Real       Independent Film    Syndicated
(Dollars in thousands)                Banking         Markets        Estate         Production         Finance
-----------------------------------------------------------------------------------------------------------------
Net interest income                  $   67,052     $   28,069      $  21,233    $         22,526    $     10,689
Provision for loan losses                 9,220          4,512            126                 512               -
Noninterest income                       11,007          3,285            838               1,925           1,419
Noninterest expense                      44,315         17,555          4,898               8,003           1,412
-----------------------------------------------------------------------------------------------------------------
Income (loss) before taxes               24,524          9,287         17,047              15,936          10,696
Taxes                                    10,311          3,905          7,167               6,701           4,498
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                    $   14,213     $    5,382      $   9,880    $          9,235   $       6,198
-----------------------------------------------------------------------------------------------------------------

Average net loans                    $1,214,468     $  476,727      $ 425,866    $        375,993   $     400,823
Average assets                        1,246,892        480,099        434,442             378,748         403,280
Average deposits                      1,189,505        482,113         12,170              80,021               -
=================================================================================================================

=================================================================================================================
For the nine months ended
September 30, 1998                    Financial                        Other
(Dollars in thousands)                 Services         ICII         Segments        Unallocated    Consolidated
-----------------------------------------------------------------------------------------------------------------
Net interest income                  $   45,000     $        -     $    5,860    $         (9,188)  $     191,241
Provision for loan losses                   527              -            886               9,793          25,576
Noninterest income                          237        (19,821)        40,328               3,245          42,463
Noninterest expense                      33,655              -         36,078              19,017         164,932
-----------------------------------------------------------------------------------------------------------------
Income (loss) before taxes               11,055        (19,821)         9,224             (34,753)         43,195
Taxes                                     4,648         (8,334)         3,878             (16,422)         16,352
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                    $    6,407     $  (11,487)    $    5,346    $        (18,331)  $      26,843
-----------------------------------------------------------------------------------------------------------------

Average net loans                    $  255,385     $        -     $   77,145    $        (49,153)  $   3,177,254
Average assets                          255,657         78,009      1,128,908             391,327       4,797,362
Average deposits                      1,696,031              -        668,165              32,028       4,160,033
=================================================================================================================

Detail of amounts included in unallocated is provided below:

==============================================================================================================
                                                            Three months ended           Nine months ended
                                                               September 30,                September 30,
(Dollars in thousands)                                      1999          1998           1999          1998
--------------------------------------------------------------------------------------------------------------
Net interest income:
      Internal funding                                  $   (3,585)    $  (2,936)    $   (9,574)    $  (7,893)
      Deferred loan fees                                    (1,324)       (1,402)        (4,101)       (3,932)
      Reclass of late fees and factoring interest              302           914          1,704         1,971
      Other                                                     84           200            329           666
---------------------------------------------------------------------------------------------------------------
                                                        $   (4,523)    $  (3,224)    $  (11,642)    $  (9,188)
==============================================================================================================

Loan loss provision:
      Unallocated allowance                             $   (2,090)    $   3,197     $    4,738     $   9,618
      Mortgage loans                                             -             -            (41)          173
      Other                                                      -             -              -             2
--------------------------------------------------------------------------------------------------------------
                                                        $   (2,090)    $   3,197     $    4,697     $   9,793
==============================================================================================================

Noninterest income:
      Item processing revenue                           $    1,035     $     993     $    3,129     $   2,911
      Reclass of late fees and factoring interest             (302)         (914)        (1,704)       (1,971)
      Intercompany eliminations                               (584)            -           (584)            -
      Other                                                    248            17            196         2,305
--------------------------------------------------------------------------------------------------------------
                                                        $      397     $      96     $    1,037     $   3,245
==============================================================================================================

Noninterest expense:
      Unallocated administration and operations         $    6,445     $   8,878     $   18,939     $  22,659
      Deferred loan costs                                   (1,383)       (1,453)        (3,866)       (3,867)
      Other                                                     60            51            617           224
--------------------------------------------------------------------------------------------------------------
                                                        $    5,122     $   7,476     $   15,690     $  19,016
==============================================================================================================
--------------------------------------------------------------------------------------------------------------

Balance Sheet:
      Unallocated average assets include the Company's cash and due from accounts with correspondent banks and the Federal Reserve, the unallocated portion of the allowance for loan losses, the balance of deferred fees and deferred taxes. Unallocated deposit balances include official checks and Treasury, Tax and Loan accounts.
-------------------------------------------------------------------------------

TABLE 1 - FINANCIAL RATIOS

=======================================================================================================================
                                                               Three months ended               Nine months ended
                                                                   September 30,                   September 30,
                                                               1999            1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) as a percentage of: (1)
     Average shareholders' equity                             14.22%          -3.10%          16.32%           9.49%
     Average total assets                                      1.03%          -0.24%           1.18%           0.75%
     Average earning assets                                    1.14%          -0.27%           1.30%           0.83%
Normalized income as a percentage of: (1)(2)
     Average shareholders' equity                             15.96%          15.12%          14.58%          14.56%
     Average total assets (3)                                  1.16%           1.20%           1.06%           1.17%
     Average earning assets                                    1.28%           1.30%           1.16%           1.27%
Average shareholders' equity as a percentage of:
     Average assets                                            7.27%           7.78%           7.20%           7.88%
     Average loans                                            10.30%          11.44%          10.23%          11.73%
     Average deposits                                          8.43%           8.93%           8.30%           9.09%
Shareholders' equity at period end as a percentage of:
     Total assets at period end                                    -               -           6.42%           5.87%
     Total loans at period end                                     -               -          11.36%          10.82%
     Total deposits at period end                                  -               -           7.33%           6.54%
-----------------------------------------------------------------------------------------------------------------------

(1) Annualized
(2) Normalized net income for 1999 reporting periods excludes equity in the earnings of ICII, the gain on the sale of the trust business and the net loss on the sale of ICII common stock. Normalized net income for 1998 reporting periods excludes equity in the losses of ICII and the IFG restructuring charge.
(3) Average assets for calculating normalized return on assets excludes the Company's investment in ICII.
--------------------------------------------------------------------------------

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

      ITEM 6. Exhibits and Reports on Form 8-K

                (a)  Exhibits Index

                         Exhibit Number                Description
                         --------------                -----------

                              10.1               First Amendment to Asset
                                                 Purchase Agreement among Union
                                                 Bank of California, N.A.,
                                                 Imperial
                                                 Trust Company and Imperial Bank
                              27                 Financial Data Schedule


All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

                (b)  None

    SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                 IMPERIAL BANCORP

                Dated: November 10, 1999         By:/s/ Christine M. McCarthy
                                                 -----------------------------
                                                 Christine M. McCarthy
                                                 Executive Vice President and
                                                 Chief Financial Officer