Form 10-K
period 1999-12-31
IMPERIAL BANCORP
filed 2000-03-30
CIK 49899

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to                 Commission file
                               -------------    ---------------
number 0-7722

                               IMPERIAL BANCORP
            (Exact name of registrant as specified in its charter)

                 California                          95-2575576
(State of other jurisdiction of incorporation     (I.R.S. Employer
              or organization)                 Identification Number)

       9920 South La Cienega Boulevard
            Inglewood, California                      90301
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (310) 417-5600 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock: Aggregate market value of Common Stock held by non affiliates as of March 24, 2000: $868,425,356. Number of Shares of Common Stock outstanding as of March 24, 2000: 45,041,500.

Debt Securities: Imperial Bank Subordinated Capital Notes Due 2009. As of December 31, 1999, $100,000,000 in principal amount of such Notes was outstanding.

Capital Securities: 9.98% Series B Capital Securities of Imperial Capital Trust I Due 2026. As of December 31, 1999, $75,000,000 in principal amount was outstanding.

Documents Incorporated By Reference: Sections of a Proxy Statement which will be filed within 120 days of Fiscal Year Ended December 31, 1999, are incorporated by reference into Part III hereof.

This report includes a total of 94 pages. Exhibit Index begins on page 94.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

TABLE OF CONTENTS                                                                                 Page
  Five Year Summary of Selected Financial Information                                               4

  Financial Review                                                                                  5
         Average Balances, Yields and Rates Paid                                                    9
         Analysis of the Allowance for Loan Losses                                                 20
         Allocated Allowance for Loan Losses                                                       22
         Asset Liability Management                                                                24

  Financial Statements
         Consolidated Balance Sheet                                                                36
         Consolidated Statement of Income                                                          37
         Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income        38
         Consolidated Statement of Cash Flows                                                      39
         Notes to Consolidated Financial Statements                                                40
         Independent Auditors' Report                                                              78

  Description of Business                                                                          79

  Directory                                                                                        85

  Form 10-K Cross Reference Index                                                                  92

  Signatures                                                                                       93

  Exhibits Index                                                                                   94



FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
IMPERIAL BANCORP AND SUBSIDIARIES
===================================================================================================================================
(Dollars in thousands, except per share data)                    1999           1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations
    Interest income                                         $   388,795    $   361,345    $   283,397    $   209,156   $   174,779
    Interest expense                                            119,060        102,648         81,637         68,054        60,154
-----------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                    269,735        258,697        201,760        141,102       114,625
    Provision for loan losses                                    32,220         33,375         22,892          6,881        16,122
-----------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan
            losses                                               237,515        225,322        178,868        134,221        98,503
    Noninterest income                                            90,526         82,006         49,616         37,627        31,954
    Noninterest income-normalizing items                          59,600        (18,205)        31,597         61,864        11,592
-----------------------------------------------------------------------------------------------------------------------------------
    Total operating income                                       387,641        289,123        260,081        233,712       142,049
    Salary and employee benefits expense                         137,182        114,599         85,065         64,876        47,702
    Other noninterest expense and minority interest              104,769        102,327         83,966         63,256        62,622
-----------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                   145,690         72,197         91,050        105,580        31,725
          Income tax provision                                    58,864         28,449         36,502         43,278        10,071
    Income from continuing operations                             86,826         43,748         54,548         62,302        21,654
    Income (loss) from discontinued operation, net of tax              -              -            629         (8,168)        1,523
-----------------------------------------------------------------------------------------------------------------------------------
    Net income                                               $    86,826    $    43,748    $    55,177    $    54,134   $    23,177
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data (1)
     Basic earnings per share:
            Income from continuing operations                $      1.93    $      0.95    $      1.21    $      1.42   $      0.51
            Net income                                              1.93           0.95           1.22           1.23          0.55
     Diluted earnings per share:
            Income from continuing operations                $      1.87    $      0.92    $      1.15    $      1.36   $      0.49
            Net income                                              1.87           0.92           1.16           1.18          0.52
     Basic average common shares outstanding                  44,949,028     45,994,411     45,252,920     43,816,225    42,513,002
     Diluted average common shares outstanding                46,528,939     47,709,588     47,490,233     45,732,251    44,377,093
===================================================================================================================================
Balance Sheet Data-at year end
     Assets                                                 $ 6,856,702    $ 6,184,603    $ 4,725,926    $ 3,350,170   $ 2,788,374
     Loans, net                                               3,540,471      3,384,889      2,734,509      2,026,997     1,661,945
     Deposits                                                 5,904,600      5,569,647      4,174,598      2,950,277     2,363,616
     Other borrowings                                           260,199         62,996         59,172         49,352       165,542
     Capital securities of subsidiary trust                      73,430         73,372         73,314              -             -
     Shareholders' equity                                       473,407        381,822        352,024        286,351       228,236
Balance Sheet Data-average balances
     Assets                                                 $ 5,702,470    $ 4,981,938    $ 3,652,463    $ 2,785,089   $ 2,326,308
     Earning assets                                           5,168,358      4,485,772      3,250,214      2,449,148     2,031,551
     Loans, net                                               3,862,087      3,258,383      2,358,284      1,797,435     1,500,947
     Deposits                                                 4,960,104      4,351,225      3,136,189      2,412,150     2,006,737
     Shareholders' equity                                       409,951        377,854        314,765        259,823       210,188
Asset Quality
     Nonaccrual loans                                       $    27,589    $    30,615    $    10,578    $    20,390   $    28,926
     Restructured loans                                           4,081          9,770         23,970         28,681        33,608
Performance Ratios
     Return on average equity                                     21.18%         11.58%         17.53%         20.83%        11.03%
     Return on average assets                                      1.52%          0.88%          1.51%          1.94%         1.00%
     Net interest margin                                           5.21%          5.76%          6.21%          5.76%         5.64%
     Average equity-to-average assets                              7.19%          7.58%          8.62%          9.33%         9.04%
Asset Quality Ratios
     Nonaccrual loans to total loans                               0.76%          0.89%          0.38%          0.99%         1.70%
     Allowance for loan losses to total loans                      1.98%          1.82%          1.84%          1.75%         2.20%
     Net charge-offs as a percentage of average loans              0.49%          0.66%          0.33%          0.45%         1.22%
Capital Ratios for Imperial Bancorp
     Tier I leverage ratio                                         9.20%          8.12%         10.28%          9.32%         9.13%
     Tier I capital ratio                                         10.61%          9.59%         11.14%          9.96%         9.96%
     Total capital ratio                                          13.72%         10.89%         12.48%         11.24%        11.30%
-----------------------------------------------------------------------------------------------------------------------------------
(1) Adjusted for all stock dividends and stock splits.
===================================================================================================================================

MANAGEMENT DISCUSSION AND ANALYSIS

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

FINANCIAL REVIEW
The following discussion provides information about the results of operations, financial condition, capital resources and liquidity of Imperial Bancorp ("the Company"). This information is intended to facilitate the understanding and assessment of the financial condition of the Company and trends impacting future operations. It should be read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto.

Performance Summary
Net income for the year ended December 31, 1999, increased 98% to $86.8 million, or $1.87 a share, from $43.7 million, or $0.92 a share, for 1998. Net income for 1999 includes after-tax income of $19.3 million, or $0.42 a share, related to the initial public offering of common stock by Official Payments Corporation ("OPAY") (Nasdaq: OPAY), a majority-owned subsidiary of Imperial Bank, net of transaction expenses and the Company's share of OPAY's operating losses. Net income for 1999 also includes net after-tax income of $0.1 million representing the Company's equity in Imperial Credit Industries, Inc. ("ICII") (Nasdaq: ICII) first quarter 1999 earnings net of the loss incurred on the sale of 8.9 million shares of ICII common stock after transaction expenses, and a $5.1 million after-tax gain on the sale of the Company's trust business. Net income for 1998 includes a $10.6 million after-tax loss representing the Company's equity in ICII's losses, and a $2.8 million after-tax restructuring charge related to the canceled spin-off of Imperial Financial Group ("IFG").

Normalized net income increased 9% for the year ended December 31, 1999, to $62.2 million, or $1.34 a share, from $57.1 million, or $1.20 a share, for the year earlier. For purposes of this comparison, normalized net income for 1999 excludes the gains and operating losses related to OPAY, equity in the earnings of ICII, the net loss on the sale of ICII common stock and the gain on the sale of the trust business. The normalizing adjustments decreased net income by $24.6 million for the year. Normalized earnings for 1998 excludes equity in the losses of ICII and the IFG restructuring charge. The normalizing adjustments increased net income by $13.4 million for the year.

Earnings per share calculations for all periods reported reflect an 8% stock dividend paid on February 18, 2000, to shareholders of record on February 4, 2000.

================================================================================================================================
                                                                                                       For the period ended
                                                                                                           December 31,
(Dollars in thousands, except per share data)                                                     1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $ 86,826               $43,748
After-tax adjustments: (1)
  Equity in net loss (income) of ICII                                                                 (953)               10,550
  Loss on sale of ICII common stock net of transaction expenses                                        839                     -
  Net gain resulting from the sale of stock by Official Payments Corporation                       (24,035)                    -
  Net gain on sale of trust business                                                                (5,110)                    -
  OPAY operating losses                                                                              4,682                     -
  Restructuring charges                                                                                  -                 2,828
--------------------------------------------------------------------------------------------------------------------------------
Normalized net income                                                                             $ 62,249               $57,126
================================================================================================================================

Normalized diluted earnings per share                                                             $   1.34               $  1.20
Normalized return on average assets (2)                                                               1.10%                 1.16%
Normalized return on average equity                                                                  15.18%                15.12%
--------------------------------------------------------------------------------------------------------------------------------
  (1) Adjustment increases (decreases) reported income.
  (2) Average assets excludes the Company's investment in ICII.
================================================================================================================================

The increase in net income for the year ended December 31, 1999, compared with the year earlier was driven in large part by growth in commercial and residential tract construction loans and service-related fee income.

============================================================================================================================
FINANCIAL RATIOS                                            1999          1998           1997           1996           1995
----------------------------------------------------------------------------------------------------------------------------
Net income as a percentage of:
     Average shareholders' equity                          21.18%        11.58%         17.53%         20.83%         11.03%
     Average total assets                                   1.52%         0.88%          1.51%          1.94%          1.00%
     Average earning assets                                 1.68%         0.98%          1.70%          2.21%          1.14%
Shareholders' equity at year-end as a percentage of:
     Total assets at year-end                               6.90%         6.17%          7.45%          8.55%          8.19%
     Total gross loans at year end                         13.11%        11.08%         12.64%         13.88%         13.43%
     Total deposits at year end                             8.02%         6.86%          8.43%          9.71%          9.66%
Average shareholders' equity as a percentage of:
     Average total assets                                   7.19%         7.58%          8.62%          9.33%          9.04%
     Average gross loans                                   10.43%        11.39%         13.11%         14.14%         13.64%
     Average total deposits                                 8.26%         8.68%         10.04%         10.77%         10.47%
============================================================================================================================

The return on average assets was 1.52% for 1999, up from 0.88% for 1998. Based on normalized net income, the Company's return on average assets decreased to 1.10% for 1999, from 1.16% for 1998. The return on average assets for 1999 was impacted by growth in earning assets, primarily loans, coupled with a decline in the overall yield on earning assets compared with the year earlier.

The return on average shareholders' equity increased to 21.18% for 1999, from 11.58% for 1998. The return on average shareholders' equity, based on normalized net income, increased to 15.18% for 1999, from 15.12% for 1998.

Net interest income increased 4% for the year ended December 31, 1999, to $269.7 million from $258.7 million for the year earlier. The increase in net interest income for the year was primarily due to loan growth. The increase in net interest income due to loan growth was partially offset by a decline in the net interest margin compared with the year earlier. The net interest margin decreased to 5.21% for 1999, from 5.76% for the year earlier. The net interest margin was impacted by lower yields on loans and by the temporary addition of short-term time certificates of deposit during fourth quarter 1999 to increase liquidity in preparation for Year 2000 ("Y2K").

Noninterest income increased to $150.1 million for the year ended December 31, 1999, from $63.8 million for the year earlier. Normalized noninterest income increased 10% to $90.5 million for 1999, from $82.0 million for 1998. For purposes of this comparison, normalized noninterest income for 1999 excludes a $44.0 million gain related to OPAY stock, OPAY's noninterest income of $2.9 million, $1.6 million representing the Company's equity in ICII's first quarter 1999 earnings, a gain of $2.3 million on the sale of 8.9 million shares of ICII common stock and a $8.8 million gain on the sale of the Company's trust business. Increases in other service charges and fees and merchant card processing fees compared with the year earlier were offset in part by decreases in trust fees and warrant-related income. Gains on the exercise of warrants and sale of equity securities totaled $17.7 million for 1999, compared with $21.7 million for the year earlier. Gains on the exercise of warrants and sale of equity securities for 1998 included $16.1 million on a transaction recorded by one of the Company's nonbank subsidiaries. The Company holds equity warrants in over 300 companies and expects to continue to recognize gains on the sale of equity securities obtained through warrants, dependent on market conditions. The reduction in trust fee income compared with 1998 is due to the sale of the Company's trust business during the second quarter of 1999.

Noninterest expense totaled $244.5 million for the year ended December 31, 1999, compared with $217.0 million for the year earlier. Normalized noninterest expense increased 7% to $226.0 million for 1999, from $212.1 million for 1998. For purposes of this comparison, normalized noninterest expense for 1999 excludes OPAY's noninterest expense of $12.3 million, $2.5 million of expense associated with OPAY's common stock offering and $3.7 million of expense associated with the sale of ICII common stock. Noninterest expense for 1998 excludes a $4.9 million IFG restructuring charge. The increase in normalized noninterest expense for 1999 compared with 1998 is primarily due to increases in salary and benefits expense, occupancy expense and business development expense related to the Company's growth. Salaries expense also reflects higher commissions due to an increase in warrant income that was eligible for commissions. Increases in these expense categories were offset in part by a reduction in customer services expense associated with deposit balances generated by the Financial Services Division.

Loan loss provisions decreased to $32.2 million for the year ended December 31, 1999, from $33.4 million a year earlier. Net charge-offs decreased to $19.2 million, or 0.49% of average loans for 1999, from $21.9 million, or 0.66% of average loans for 1998.

Total assets grew 11% to $6.9 billion at December 31, 1999, from $6.2 billion at December 31, 1998. Investment securities increased 49% to $1.0 billion at December 31, 1999, from $698.7 million at December 31, 1998. Loans increased 5% to $3.6 billion at December 31, 1999, from $3.4 billion at December 31, 1998. Total deposits increased 6% to $5.9 billion at December 31, 1999, from $5.6 billion at December 31, 1998. Increases in interest-bearing money market and time certificate of deposit accounts offset a decline in demand deposits at year-end 1999, compared with a year earlier. Shareholders' equity increased 24% to $473.4 million from $381.8 million.

Nonaccrual loans decreased to $27.6 million, or 0.76% of total loans, at December 31, 1999, compared with $30.6 million, or 0.89% of total loans, at December 31, 1998. Restructured loans decreased to $4.1 million at December 31, 1999, from $9.8 million at December 31, 1998. The percentage of nonaccrual and restructured loans to total loans decreased to 0.88% at December 31, 1999, from 1.17% a year earlier.

At December 31, 1999, the allowance for loan losses was $71.7 million, or 1.98% of gross loans outstanding and 260% of nonaccrual loans, compared with $62.6 million, or 1.82% of total loans and 205% of nonaccrual loans, at December 31, 1998.

Imperial Bancorp is categorized as well capitalized with leverage, Tier 1 and total capital ratios of 9.20%, 10.61% and 13.72% at December 31, 1999, respectively. These ratios were 8.12%, 9.59%, and 10.89% at December 31, 1998, respectively.

Subordinated Debt Issue
In April 1999, Imperial Bank issued $100 million of 8.5% Subordinated Capital Notes due in 2009. The Notes qualify as Tier 2 capital under regulatory guidelines.

Sale of Trust Business
On May 14, 1999, the Company closed the sale of the business portfolio of Imperial Trust Company ("ITC") to Union Bank of California, N.A. ("UBOC"). The Company recorded a pretax gain of $8.8 million on the sale. An additional gain of up to $3.5 million may be recorded in the second quarter of 2000, based on business retention as measured by trust fee revenues of the trust business for UBOC. ITC was not considered to be a significant operating segment.

Investment in ICII Common Stock
In 1999, the Company sold the remaining 8,941,106 shares it owned of ICII common stock. The Company sold 3,682,536 shares to ICII for $8.00 a share in May 1999, and 5,258,570 shares to an institutional investor for $6.00 a share in July 1999. The Company recorded a pretax loss on the two sales totaling $1.4 million after expenses. Expenses associated with the transactions included a $3.7 million settlement of a 1992 consulting agreement with a director. The Company did not exercise significant control over the operations of ICII, therefore, ICII's operating results were accounted for in the Company's financial statements as an equity investment until its ownership percentage dropped below 20% following the sale of shares in May 1999. The Company's remaining shares of ICII were held as securities available for sale until they were sold in July 1999.

Sale of Lewis Horwitz Organization
In October 1999, the Company finalized an agreement to sell the assets of the Lewis Horwitz Organization, a division of Imperial Bank, to ICII. ICII is purchasing the assets over a 15-month period ending in December 2000 at a fixed price approximating the net book value at the time of the agreement. At December 31, 1999, the balance of LHO loans held for sale was $62.0 million.

Regional Office Opened in Kirkland, Washington.
The Company's loan production office previously located in Bellevue, Washington relocated to Kirkland and expanded to a full-service regional banking office effective October 20, 1999. The Company now operates 15 regional banking offices: 12 located throughout California; and out-of-state locations in Phoenix, Arizona; Denver, Colorado; and Kirkland, Washington.

Official Payments Corporation
The Company's majority-owned subsidiary, Official Payments Corporation (OPAY:
Nasdaq), formerly U S Audiotex, LLC, completed an initial public offering ("IPO") on November 23, 1999, of 5 million shares of common stock priced at $15 per share. An underwriters overallotment option of 750,000 shares was also exercised. The Company recorded a pretax gain of $44.0 million, before transaction expenses, representing the increase in its basis in OPAY common stock as a result of the IPO. Following the offering, the Company owns 12,000,000 shares, or 56.4% of total outstanding shares, of OPAY's common stock. OPAY's operating results are reported on a consolidated basis for financial reporting purposes.

Stock Repurchase Program
On December 16, 1999, the Board of Directors authorized the Company to purchase an additional 1,620,000 shares, adjusted for an 8% stock dividend paid on February 18, 2000, under its existing repurchase plan originally approved on January 24, 1997. The total number of shares authorized for repurchase under the plan is 4,710,960, adjusted for stock dividends and splits. As of December 31, 1999, the Company had repurchased 2,431,836 of the total shares authorized for repurchase.

Stock Dividend
The Company paid an 8% stock dividend on February 18, 2000, to shareholders of record as of February 4, 2000.

=============================================================================================================================
                                                               1999                                    1998
-----------------------------------------------------------------------------------------------------------------------------
                                                             Interest                                Interest
                                                Average      Income/       Average      Average      Income/         Average
(Dollars in thousands)                          Balance      Expense       Rate (1)     Balance      Expense         Rate (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans-net of unearned income
   and deferred loan fees(2)                   $3,930,041    $322,309(3)      8.20%    $3,316,507    $296,509 (3)      8.94%
  Trading instruments                              63,213       3,499         5.54%        32,717       1,813          5.54%
  Securities available for sale(4)                700,158      37,039         5.26%       666,163      37,425          5.58%
  Securities held to maturity                       3,822         282         7.38%         4,004         287          7.17%
  Federal funds sold and securities
   purchased under resale agreements              422,262      21,512         5.09%       454,651      24,170          5.32%
  Loans held for sale                              48,862       4,154         8.50%        11,730       1,141          9.73%
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  $5,168,358    $388,795         7.52%    $4,485,772    $361,345          8.05%
=============================================================================================================================
  Allowance for loan losses                       (67,954)                                (58,124)
  Cash                                            378,345                                 341,385
  Other assets                                    223,721                                 212,905
                                              -----------                             -----------
       Total assets                            $5,702,470                              $4,981,938
                                              ===========                             ===========
Interest-bearing liabilities:
  Savings                                      $   28,039    $    509         1.82%    $   27,247    $    691          2.54%
  Money market                                  1,151,407      32,876         2.86%       949,634      31,618          3.33%
  Time-under $100,000                             160,015       8,368         5.23%       189,387      10,875          5.74%
  Time-$100,000 and over                        1,213,958      60,720         5.00%       890,686      47,482          5.33%
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits              $2,553,419    $102,473         4.01%    $2,056,954    $ 90,666          4.41%
-----------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                            79,540       3,991         5.02%        97,350       5,299          5.44%
  Long-term borrowings                             78,821       6,449         8.18%         3,141         232          7.39%
  Capital securities                               73,400       6,147         8.37%        73,342       6,451          8.80%
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $2,785,180    $119,060         4.27%    $2,230,787    $102,648          4.60%
=============================================================================================================================
  Demand deposits                               2,406,685                               2,294,271
  Other liabilities                               100,654                                  79,026
  Shareholders' equity                            409,951                                 377,854
                                              -----------                             -----------
       Total liabilities and
       shareholders' equity                    $5,702,470                              $4,981,938
                                              ===========                             ===========
Net interest income/net interest margin                      $269,735         5.21%                  $258,697          5.76%
                                                            =========      =======                  =========       =======
=============================================================================================================================

(1) The yields are not presented on a tax-equivalent basis as the effects are immaterial.
(2)  Average balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $23.4 million and $23.9 million for the years ended December 31, 1999 and 1998, respectively.
(4) Average balance includes unrealized gains and losses while yield is based on amortized cost.

Net Interest Income
1999 Compared with 1998
The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. For the year ended December 31, 1999, net interest income increased 4% to $269.7 million from $258.7 million for the year earlier. The increase in net interest income was driven by growth in earning assets, primarily loans. Average loan balances increased 18% to $3.9 billion for 1999, from $3.3 billion for 1998. The growth in average loans was distributed across the Company's operating segments:
Financial Services $216.4 million, Commercial Banking $170.4 million, Real Estate $81.8 million, Entertainment $61.6 million and Special Markets $52.3 million.

The Company's net interest margin decreased to 5.21% for the year ended December 31, 1999, from 5.76% for the year earlier. The decrease in the net interest margin is largely due to a decrease in the yield on loans. The average yield on loans decreased to 8.20% for 1999, from 8.94% for 1998. The Company's loans are generally tied to an index rate, either the national prime rate or the London Interbank Offered Rate ("LIBOR"), plus a spread. The prime rate averaged 7.99% for 1999, compared with 8.36% for 1998. Although the yield on loans decreased for the year ended December 31, 1999, compared with the year earlier, the yield on loans increased during the second half of 1999 due to increases in the prime rate. Loans tied to LIBOR tend to produce a lower yield than prime-based loans. The market favors LIBOR-based pricing for certain types of loans, such as syndicated loans and entertainment loans. LIBOR-based loans comprised approximately 23% of the loan portfolio at December 31, 1999 and 1998, respectively. The 3-month LIBOR rate averaged 5.47% in 1999 compared with 5.55% for 1998.

A decrease in the cost of interest-bearing deposits to 4.01% for 1999, from 4.41% for 1998 had a favorable impact on the net interest margin. Average interest-bearing deposit balances increased 24% to $2.6 billion for 1999, from $2.1 billion for 1998. The increase occurred primarily in time certificates of deposit over $100,000. The increase in these balances is due in part to the addition of short-term time certificates of deposit in preparation for Year 2000. The deposits raised for this purpose matured early in 2000. The average balance of noninterest-bearing demand deposits increased 5% to $2.4 billion for 1999, from $2.3 billion for 1998. While the balance of demand deposits generated by the Financial Services Group declined during 1999 in response to rising interest rates, the Special Markets Division experienced strong growth in demand deposits. Average demand deposits comprised 49% of total average deposits for 1999, a decrease from 53% of total average deposits for 1998.

The increase in the average balance of long-term borrowings for 1999, compared with 1998, is due to the issuance of $100 million of 8.5% Subordinated Capital Notes by Imperial Bank during the second quarter of 1999.

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

=========================================================================================================================
Year ended December 31,                                                              1999 over 1998
(Dollars in Thousands)                                         Volume             Rate            Volume            Total
--------------------------------------------------------------------------------------------------------------------------
 Loans                                                        $54,852          $(24,517)         $(4,535)          $25,800
 Trading instruments                                            1,690                (2)              (2)            1,686
 Securities available for sale                                  1,898            (2,172)            (112)             (386)
 Securities held to maturity                                      (13)                8                -                (5)
 Federal funds sold and securities purchased under
    resale agreements                                          (1,722)           (1,008)              72            (2,658)
 Loans held for sale                                            3,612              (144)            (455)            3,013
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                         $60,317          $(27,835)         $(5,032)          $27,450
==========================================================================================================================
Savings                                                       $    20              (196)              (6)          $  (182)
Money market                                                    6,718            (4,503)            (957)            1,258
Time-under $100,000                                            (1,687)             (971)             151            (2,507)
Time-$100,000 and over                                         17,233            (2,931)          (1,064)           13,238
--------------------------------------------------------------------------------------------------------------------------
Total deposits                                                $22,284          $ (8,601)         $(1,876)          $11,807
--------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                            (970)             (414)              76            (1,308)
Long-term borrowings                                            5,590                25              602             6,217
Capital securities                                                  5              (309)               -              (304)
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        $26,909          $ (9,299)         $(1,198)          $16,412
==========================================================================================================================
Changes in net interest income                                $33,408          $(18,536)         $(3,834)          $11,038
==========================================================================================================================

The Company uses derivative financial instruments to protect against fluctuations in the net interest margin. The use of derivatives resulted in a $3.1 million increase in net interest income and a 6 basis point increase in net interest margin for 1999. In 1998, the Company's use of derivative financial instruments resulted in a $1.5 million increase in net interest income and a 3 basis point increase in the net interest margin. In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $22.1 million and $27.2 million for the years ended December 31, 1999 and 1998, respectively. The net interest margin would have been 4.79% for 1999 and 5.16% for 1998.

1998 Compared with 1997

=============================================================================================================================
Year ended December 31,                                        1998                                    1997
-----------------------------------------------------------------------------------------------------------------------------
                                                             Interest                                Interest
                                                Average      Income/       Average      Average      Income/         Average
(Dollars in thousands)                          Balance      Expense       Rate(1)      Balance      Expense         Rate(1)
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans-net of unearned income
   and deferred loan fees(2)                   $3,316,507    $296,509(3)      8.94%    $2,400,392    $233,549(3)       9.73%
  Trading instruments                              32,717       1,813         5.54%        37,604       2,473          6,58%
  Securities available for sale(4)                666,163      37,425         5.58%       564,563      33,239          5.92%
  Securities held to maturity                       4,004         287         7.17%         4,130         292          7.07%
  Federal funds sold and securities
   purchased under resale agreements              454,651      24,170         5.32%       237,186      13,145          5.54%
  Loans held for sale                              11,730       1,141         9.73%         6,339         699         11.03%
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  $4,485,772    $361,345         8.05%    $3,250,214    $283,397          8.73%
=============================================================================================================================
  Allowance for loan losses                       (58,124)                                (42,108)
  Cash                                            341,385                                 269,772
  Other assets                                    212,905                                 174,585
                                              -----------                             -----------
       Total assets                            $4,981,938                              $3,652,463
                                              ===========                             ===========
Interest-bearing liabilities:
  Savings                                      $   27,247    $    691         2.54%    $   20,923    $    527          2.52%
  Money market                                    949,634      31,618         3.33%       769,225      25,259          3.28%
  Time-under $100,000                             189,387      10,875         5.74%       148,676       8,473          5.70%
  Time-$100,000 and over                          890,686      47,482         5.33%       706,684      38,527          5.45%
-----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits              $2,056,954    $ 90,666         4.41%    $1,645,508    $ 72,786          4.42%
-----------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                            97,350       5,299         5.44%        76,303       4,072          5.34%
  Long-term borrowings                              3,141         232         7.39%         3,942         270          6.85%
  Capital securities                               73,342       6,451         8.80%        50,803       4,509          8.88%
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $2,230,787    $102,648         4.60%    $1,776,556    $ 81,637          4.60%
=============================================================================================================================
  Demand deposits                               2,294,271                               1,490,681
  Other liabilities                                79,026                                  70,461
  Shareholders' equity                            377,854                                 314,765
                                              -----------                             -----------
       Total liabilities and
       shareholders' equity                    $4,981,938                              $3,652,463
                                              ===========                             ===========
Net interest income/Net interest margin                      $258,697         5.76%                  $201,760          6.21%
                                                            =========      =======                  =========       =======
=============================================================================================================================

  (1) The yields are not presented on a tax-equivalent basis as the effects are not material.
  (2) Average balance includes nonaccrual loans.
  (3) Includes net loan fee income and amortization of $23.9 million and $19.8 million for the years ended December 31, 1998 and 1997, respectively.
  (4) Average balance includes unrealized gains and losses while yield is based on amortized cost.

For the year ended December 31, 1998, net interest income increased 28% to $258.7 million from $201.8 million for the year earlier. The increase in net interest income was driven by growth in earning assets, primarily loans. Average loan balances increased 38% to $3.3 billion for 1998, from $2.4 billion for 1997. The growth in average loans was distributed across the Company's operating segments:
Commercial Banking $284.6 million, Financial Services $200.9 million, Special Markets $182.9 million, Entertainment $172.8 million and Syndicated Finance $128.4 million. These increases in average loans were partially offset by decreases in other segments.

The Company's net interest margin decreased to 5.76% for the year ended December 31, 1998, from 6.21% for the year earlier. The decrease in the net interest margin is largely due to a decrease in the yield on loans. The average yield on loans decreased to 8.94% for 1998, from 9.73% for 1997. The Company's loans are generally tied to an index rate, either the national prime rate or the London Interbank Offered Rate ("LIBOR"), plus a spread. At December 31, 1998, approximately 77% of the Company's loan portfolio was tied to the prime rate. The prime rate averaged 8.36% for 1998, compared with 8.44% for 1997. The 3-month LIBOR rate averaged 5.55% for 1998 and 5.66% for 1997.

Average demand deposits increased to $2.3 billion, or 53% of total average deposits, for 1998 from $1.5 billion, or 48% of total average deposits, for 1997. The increase is largely due to balances held by the Company's customers in the real estate services industry. The company's overall cost of funds remained stable at 4.60% for both 1998 and 1997.

The following table provides information regarding changes in interest income and interest expense due to rate and volume for the years indicated.

====================================================================================================================================
Year ended December 31,                                                                  1998 over 1997

(Dollars in thousands)                                      Volume                Rate          Rate/Volume          Total
------------------------------------------------------------------------------------------------------------------------------------

Loans                                                      $ 89,134             $(18,944)       $(7,230)             $62,960
Trading instruments                                            (322)                (389)            51                 (660)
Securities available for sale                                 6,011               (1,874)            49                4,186
Securities held to maturity                                      (9)                   4              -                   (5)
Federal funds sold and securities purchased under
  resale agreements                                          12,052                 (536)          (491)              11,025
Loans held for sale                                             594                  (82)           (70)                 442
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                                      $107,460             $(21,821)       $(7,691)             $77,948
====================================================================================================================================

Savings                                                         160                    3              1                  164
Money market                                                  5,924                  352             83                6,359
Time-under $100,000                                           2,320                   64             18                2,402
Time-$100,000 and over                                       10,031                 (854)          (222)               8,955
------------------------------------------------------------------------------------------------------------------------------------

Total deposits                                             $ 18,435             $   (435)       $  (120)             $17,880
------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                         1,124                   81             22                1,227
Long-term borrowings                                            (55)                  21             (4)                 (38)
Capital securities                                            2,000                  (40)           (18)               1,942
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                     $ 21,504             $   (373)       $  (120)             $21,011
====================================================================================================================================

Changes in net interest income                             $ 85,956             $(21,448)       $(7,571)             $56,937
====================================================================================================================================

The Company's use of derivative financial instruments resulted in a $1.5 million increase in net interest income and a 3 basis point increase in net interest margin for 1998. In 1997, the Company's use of derivative financial instruments resulted in a $507,300 increase in net interest income and a 2 basis point increase in the net interest margin. In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $27.2 million and $18.7 million for the years ended December 31, 1998 and 1997, respectively. The net interest margin would have been 5.16% for 1998 and 5.64% for 1997.

Noninterest Income
Noninterest income totaled $150.1 million for the year ended December 31, 1999, compared with $63.8 million for 1998. The table below provides the major components of noninterest income for 1999 and 1998:

=============================================================================================================================
(Dollars in thousands)                                                                            1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                                             $  7,466             $  6,705
Trust fees                                                                                         3,382                8,608
Gain on origination and sale of loans                                                              3,916                4,764
Other service charges and fees                                                                    20,442               14,651
Merchant and credit card fees                                                                     11,333                7,242
International fees                                                                                11,939               11,751
Gain on securities available for sale                                                              3,222                  173
Gain on trading instruments                                                                        2,108                1,152
Gain on exercise of warrants and related sale of equity securities                                17,658               21,672
Other income                                                                                       9,060                5,288
-----------------------------------------------------------------------------------------------------------------------------
Subtotal-normalized noninterest income                                                          $ 90,526             $ 82,006
-----------------------------------------------------------------------------------------------------------------------------
Equity in net income (loss) of Imperial Credit Industries, Inc.                                    1,644              (18,205)
Gain on the sale of Imperial Credit Industries, Inc. stock                                         2,255                    -
Gain resulting from the sale of stock by Official Payments Corporation                            43,976                    -
OPAY noninterest income                                                                            2,908                    -
Gain on sale of the trust business                                                                 8,817                    -
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                        $150,126             $ 63,801
=============================================================================================================================

Noninterest income increased to $150.1 million for the year ended December 31, 1999, from $63.8 million for the year earlier. Normalized noninterest income increased 10% to $90.5 million for 1999, from $82.0 million for 1998. Increases in other service charges and fees, merchant card processing fees and other income compared with the year earlier were offset in part by decreases in trust fees and warrant-related income. The increase in other service charges and fees compared with the year earlier is primarily due to a $3.1 million increase in commissions on the sale of mutual funds and a $2.1 million increase in broker fees related to SBA loan sales and referrals. The increase in merchant card processing fees is due to higher processing volumes. The increase in other income is comprised of a $2.5 million gain on the sale of a software license recognized by one of the Company's nonbank subsidiaries, a $1.6 million increase in fee income generated by the Company's nonbank subsidiaries that specialize in payment processing and bankruptcy account processing, $1.5 million related to the sale of an investment by a nonbank subsidiary and $0.9 million related to life insurance funding the Company's deferred compensation plan. The remaining increase in other income occurred throughout several smaller categories. The increases in other income were partially offset by a $1.3 million decline in gains on sales of SBA loans.

Gains on the exercise of warrants and sale of equity securities totaled $17.7 million for 1999, compared with $21.7 million for the year earlier. Gains on the exercise of warrants and sale of equity securities for 1998 included $16.1 million on a transaction recorded by one of the Company's nonbank subsidiaries. At year-end 1999, the Company held equity warrants in over 300 companies up from 200 companies a year ago. Based on market valuations as of December 31, 1999, the Company has substantial unrealized gains related to approximately 60 warrant positions in publicly traded companies. The Company is restricted from exercising many of these warrants as they are subject to lockups, which typically release over the subsequent three quarters. The Company is generally locked up for a period once a customer goes public and is precluded from using any type of derivative instrument to secure the current unrealized gains associated with warrants. The amount of income realized from equity instruments in future periods may vary materially from the current unrealized amount, due to fluctuations in the market prices of the underlying common stock of the warrant issuing companies. Furthermore, the

Company may reinvest some or all of the income realized from the disposition of equity instruments in pursuing its business activities, making them unavailable for shareholder distributions.

The reduction in trust fee income compared with 1998 is due to the sale of the Company's trust business during the second quarter of 1999.

Noninterest Expense

============================================================================================================================
(Dollars in thousands)                                                                           1999                 1998
----------------------------------------------------------------------------------------------------------------------------
Salary and employee benefits                                                                   $125,292             $114,599
Net occupancy expense                                                                            10,205               10,426
Furniture and equipment                                                                          12,125                9,792
Data processing                                                                                  10,659                9,969
Customer services                                                                                22,133               27,212
Net real estate and other assets owned expense (income)                                             333                 (989)
Professional and legal fees                                                                       9,147               10,777
Business development                                                                              7,777                5,855
Charitable donations                                                                                188                  288
Other expense                                                                                    28,103               24,159
----------------------------------------------------------------------------------------------------------------------------
Subtotal-normalized noninterest expense                                                        $225,962             $212,088
----------------------------------------------------------------------------------------------------------------------------
OPAY noninterest expense excluding minority interest                                             12,295                    -
Consulting expense related to the sale of ICII common stock                                       3,704                    -
Consulting expense related to OPAY's sale of common stock                                         2,500                    -
IFG restructuring charges                                                                             -                4,880
----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                      $244,461             $216,968
============================================================================================================================

Noninterest expense totaled $244.5 million for the year ended December 31, 1999, compared with $217.0 million for the year earlier. Normalized noninterest expense increased 7% to $226.0 million for 1999, from $212.1 million for 1998. For purposes of this comparison, normalized noninterest expense excludes OPAY's noninterest expense of $12.3 million, $2.5 million of expense associated with OPAY's common stock offering and $3.7 million of expense associated with the sale of ICII common stock. Noninterest expense for 1998 excludes a $4.9 million IFG restructuring charge.

The increase in normalized noninterest expense for 1999 compared with 1998 is primarily due to increased salary and benefits expense, occupancy expense and business development expense related to the Company's growth. Salaries expense also reflects higher commissions due to increased eligible realized warrant income. The average number of full-time equivalent staff increased 10% to 1,253 for 1999, from 1,136 for 1998.

Increases in salaries and benefits and occupancy related expenses were offset in part by a reduction in customer services expense associated with deposit balances generated by the Financial Services Division. Customer services expense includes accounting, courier and other deposit-related service costs that the Company pays on behalf of its depositors in the real estate services industry. Customer services expense is a function of the volume of these deposits and interest rates. The average balance of demand deposits held by these depositors declined modestly in 1999 to $1.3 billion from $1.4 billion for 1998 due to a slow down in refinancing activity following an increase in mortgage interest rates.

Other noninterest expense increased $3.9 million for 1999, compared with 1998. The increase in noninterest expense includes $1.4 million related to operating losses, 1998 included a $1.2 million recovery of an operating loss incurred by the Company's former precious metals business. Other increases in noninterest expense compared with the prior year include: $1.1 million related to the Company's investment in qualified low income housing tax credits, $0.2 million of brokers fees, $0.6 million due to increases in telecommunications costs, $0.5 million increase in dues and memberships and a $0.5 million increase in goodwill amortization. These increases in expense were partially offset by a $1.1 million reduction in expense related to the sale of the trust portfolio. The remaining net change in noninterest expense occurred in several smaller categories.

The normalizing adjustments to noninterest expense include $3.7 million and $2.5 million paid to directors of the Company for consulting services provided in connection with the sale of ICII stock and OPAY's initial public offering, respectively. Pursuant to the terms of a consulting agreement dated November 15, 1999, Lee Mikles, is entitled to receive additional consulting fees of 6.5% of the first $500 million of pretax net gains realized by the Company from sales of OPAY stock following the IPO and 7.5% of any such gains in excess of $500 million when, and if, realized by the Company from the Company's disposition of OPAY stock.

Income Taxes
The Company recorded income taxes of $58.9 million for the year ended December 31, 1999, representing an effective tax rate of approximately 40.4%. For 1998, the Company's income taxes and effective tax rate were $28.4 million and 39.4%, respectively. The Company reported a net deferred tax asset of $26.1 million and $21.8 million at December 31, 1999 and 1998, respectively.

The increase in the net deferred tax asset in 1999 compared with the year earlier is largely due to a $10.0 million increase in the deferred tax benefits associated with the loan loss provision which was partially offset by an increase in the deferred tax liability associated with unrealized gains on securities available for sale. The reduction in deferred tax liabilities resulting from the Company's sale of its investment in ICII common stock was more that offset by the added deferred tax liability attributable to its investment in OPAY common stock.

The Company's net deferred tax asset is supported by carryback and carryforward provisions of the tax laws as well as the Company's projection of taxable income for 2000.

Balance Sheet Analysis
Cash and Due from Banks
Cash and due from banks consists of cash on hand, deposits with correspondent banks and deposits with the Federal Reserve Bank which include required reserves. The Company maintains balances with correspondent banks to cover daily inclearings and other activity. Deposits with the Federal Reserve totaled $106.1 million at December 31, 1999. Cash and due from banks comprised approximately 7% of the Company's average total assets for both 1999 and 1998.

Trading Instruments
Trading instruments increased to $86.5 million at December 31, 1999, from $53.0 million at December 31, 1998. SBA loan certificates and mutual funds held by the Company's broker/dealer comprise the majority of the Company's trading instruments at December 31, 1999. The balance of SBA loan certificates increased to $77.8 million at December 31, 1999, from $45.3 million at December 31, 1998.

Securities
The Company's investment securities portfolio consists of SBA securities, U.S. Treasury securities, U.S. Government agency securities, mutual funds invested in short-term government securities, short-term commercial paper and equity securities obtained through the exercise of warrants. The Company currently classifies these investments as available for sale, with the exception of a $3.7 million investment in Industrial Revenue Bonds and the trading instruments discussed above, in order to maintain flexibility in managing the portfolio and in meeting its liquidity needs. Investment securities are reported in the Company's Consolidated Balance Sheet at their estimated fair value. There was a net unrealized gain on securities available for sale of $17.3 million at December 31, 1999, compared with a net unrealized loss of $889,000 at December 31, 1998. The net unrealized gain on securities available for sale at December 31, 1999, includes a $21.3 million unrealized gain on equity securities, obtained through the exercise of equity warrants, offset by a net unrealized loss of $4.0 million on the remaining investment portfolio.

The following table provides a summary of the Company's investment portfolio by type of security for the periods indicated:

=============================================================================================================================

At December 31, (Dollars in thousands)                                       1999                 1998                1997
-----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
       Industrial development bonds                                        $    3,744           $  3,898            $  4,026
-----------------------------------------------------------------------------------------------------------------------------
              Total                                                        $    3,744           $  3,898            $  4,026
=============================================================================================================================
Securities available for sale:
       U.S. Treasury and federal agencies                                  $  674,140           $563,355            $615,207
       Mutual funds invested in short-term government securities               92,184            112,579              37,532
       Other securities                                                       273,961             18,880              16,527
----------------------------------------------------------------------------------------------------------------------------
              Total                                                        $1,040,285           $694,814            $669,266
=============================================================================================================================

The average balance of investment securities available for sale increased to $700.2 million for 1999, from $666.2 million for 1998. The Company also utilizes Federal funds sold and securities purchased under resale agreements for short-term investments of excess liquidity. The balance of Federal funds sold and securities purchased under resale agreements increased to $1.6 billion at December 31, 1999, from $1.4 billion at December 31, 1998. The average balance of Federal funds sold and securities purchased under resale agreements decreased approximately $32.4 million for 1999 compared with 1998. Fluctuations in year-end and average balances of investment securities and Federal funds sold are a function of changes in deposit balances and liquidity requirements.

Loans Held for Sale
The increase in loans held for sale to $83.0 million at December 31, 1999, from $18.3 million at December 31, 1998, is primarily due to the reclassification of loans made by the Lewis Horwitz Organization ("LHO") to the held for sale category. At December 31, 1999, the balance of LHO loans held for sale was $62.0 million. The Company entered into an agreement to sell these loans at a fixed price to ICII over a 15-month period ending December 2000. SBA loans originated by the Company comprise the remaining balance of loans held for sale. The Company sells the guaranteed portion of these loans in the secondary market while retaining the unguaranteed portion for its own portfolio as well as the servicing rights.

Loans
The Company offers a wide array of specialized loan products to meet the credit needs of companies in diversified industries. The Company's primary lending activities include: commercial loans, asset-based loans, loans to emerging growth companies, accounts receivable factoring, equipment leasing, SBA loans and tract construction loans to developers of moderately priced housing. The Company also selectively participates in the syndicated loan market.

The following table provides a summary of loans by type at the end of each of the past five years, net of unearned discounts and deferred loan fees:

===================================================================================================================================
At December 31, (Dollars in millions)                     1999             1998             1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                                              $3,017           $3,011           $2,347           $1,595            $1,238
Loan secured by real estate:
    Real estate term loans                                 100              143              233              362               389
    Interim construction loans                             457              259              175               86                65
Consumer loans                                              38               35               31               20                 7
-----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                   $3,612           $3,448           $2,786           $2,063            $1,699
===================================================================================================================================

Commercial loans comprise 84% of the total loan portfolio at December 31, 1999, down from 87% at December 31, 1998. Loan demand in California remained strong, although the rate of growth slowed from that experienced in 1998. In addition, loan balances at out-of-state offices grew to $430.8 million at December 31, 1999, from $371.9 million at December 31, 1998. Management anticipates overall loan growth in the 15% range for 2000.

As illustrated in the following table, the Company's commercial loan portfolio is broadly diversified across many industries including entertainment, high technology, manufacturing, health care, real estate services and retail trade with no significant concentrations. The Company experienced loan growth in most industry sectors with substantial growth in loans to manufacturing, entertainment, title and escrow, high technology and professional services. The following table sets forth the distribution of average commercial loans by industry type for the periods indicated:

===============================================================================================================
                                                     1999                                      1998
                                           Average         Percent of                Average         Percent of
(Dollars in thousands)                     Balance         Portfolio                 Balance         Portfolio
---------------------------------------------------------------------------------------------------------------
Industry type:
     Manufacturing                       $  532,460          15.64%               $  505,351             17.57%
     Entertainment                          452,782          13.30%                  359,804             12.51%
     Title/escrow                           439,198          12.90%                  357,799             12.44%
     High technology                        330,911           9.72%                  276,707              9.62%
     Healthcare                             212,302           6.24%                  203,834              7.09%
     Professional services                  209,958           6.17%                  149,541              5.20%
     Wholesale trade                        188,927           5.55%                  196,582              6.83%
     Retail trade                           178,067           5.23%                  161,415              5.61%
     Real estate services                   155,212           4.56%                  137,730              4.79%
     Consumers                              154,774           4.55%                  129,636              4.51%
     Financial services                     127,552           3.75%                  115,589              4.02%
     Gaming                                  87,686           2.58%                   87,489              3.04%
     Distribution                            75,567           2.22%                   73,984              2.57%
     Apparel and textile                     39,835           1.17%                   53,931              1.87%
     Other                                  219,658           6.42%                   67,263              2.33%
---------------------------------------------------------------------------------------------------------------
           Total                         $3,404,889         100.00%               $2,876,655            100.00%
===============================================================================================================

Total real estate loans, excluding commercial loans to companies in real estate-related industries totaling $133.9 million, increased to $557.3 million at December 31, 1999, from $401.6 million at December 31, 1998. The growth occurred primarily in loans to developers of moderately priced housing located throughout California, Reno, Nevada and Phoenix, Arizona. Interim construction loans increased 76% to $457.3 million at December 31, 1999, from $258.8 million at December 31, 1998. The Company is managing the existing term real estate portfolio but does not anticipate significant new originations in this area. The Company's real estate loans, both term and construction, are secured by first deeds of trust and are distributed among a variety of project types including multi-family residential and to a lessor extent retail facilities. Although collateralized by real property, real estate loans are subject to similar credit evaluation, underwriting and monitoring standards as those applied to commercial loans. At December 31, 1999, approximately 93% of the Company's real estate loans were geographically concentrated in California.

The following table provides a distribution of the Company's loan portfolio by type and maturity at December 31, 1999, net of unearned income and deferred loan fees and costs:

===============================================================================================================
(Dollars in thousands)                      (Less Than)       (Greater Than)      (Greater Than)
                                              1 Year            1- 5 Years           5 Years           Total
---------------------------------------------------------------------------------------------------------------
Commerical loans:
    Floating rate                            $2,026,646           $734,075           $ 96,918        $2,857,639
    Fixed rate                                   45,314             84,522             29,220           159,056
Real estate loans:
    Floating rate                               436,101             54,656                255           491,012
    Fixed rate                                   29,729             35,792                816            66,337
Consumer loans:
    Floating rate                                 3,464             34,444                  -            37,908
    Fixed rate                                       25                171                  -               196
---------------------------------------------------------------------------------------------------------------
        Total loans                          $2,541,279           $943,660           $127,209        $3,612,148
---------------------------------------------------------------------------------------------------------------
    Allowance for loan losses                                                                           (71,677)
---------------------------------------------------------------------------------------------------------------
         Net loans                           $2,541,279           $943,660           $127,209        $3,540,471
===============================================================================================================

A certain degree of risk is inherent in the extension of credit. The Company assesses and manages credit risk on an ongoing basis through diversification, lending limits, credit review, approval policies and internal monitoring. An internal credit review function regularly examines the Company's loan portfolio with the exception of loans generated by the Special Markets Division which are examined by external consultants. In addition, the Company's lending policies require extensive evaluation of new credit requests and continuing internal review of existing credits in order to promptly identify and quantify any evidence of deterioration of quality or potential loss. The Company seeks to manage and control its risk through diversification of the loan portfolio by type of loan, geographic and industry concentration and type of borrower. Diversification helps to reduce risk by minimizing the adverse impact of any single event or set of circumstances.

Nonaccrual Loans, Restructured Loans and Real Estate and Other Assets Owned
The Company recognizes income principally on the accrual basis of accounting. In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to place a loan on nonaccrual status if either (i) principal or interest payments are past due in excess of 90 days; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status. When a loan reaches nonaccrual status, any interest accrued on the loan is reversed and charged against current income.

A summary of nonaccrual loans, restructured loans and real estate and other assets owned is presented in the following table for the periods indicated:

==========================================================================================================================
At December 31, (Dollars in thousands)                              1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                                      $27,020     $29,853     $ 8,675     $ 9,382     $11,714
   Real estate                                                         569         692       1,903      10,760      17,212
   Consumer                                                              -          70           -         248           -
--------------------------------------------------------------------------------------------------------------------------
             Total nonaccrual loans                                $27,589     $30,615     $10,578     $20,390     $28,926
==========================================================================================================================
Allowance for loan losses as a percent of total nonaccrual
 loans                                                               259.8%      204.6%      483.5%      176.8%      129.3%
Total nonaccrual loans as a percent of total loans outstanding        0.76%       0.89%       0.38%       0.99%       1.70%
==========================================================================================================================
Restructured loans                                                 $ 4,081     $ 9,770     $23,970     $28,681     $33,608
==========================================================================================================================
Real estate and other assets owned:
   Real estate and other assets owned, gross                       $   935     $ 2,309     $ 4,373     $ 2,895     $15,015
   Less valuation allowance                                              -           -      (1,089)       (769)     (4,686)
--------------------------------------------------------------------------------------------------------------------------
            Real estate and other assets owned, net                $   935     $ 2,309     $ 3,284     $ 2,126     $10,329
==========================================================================================================================
            Total                                                  $32,605     $42,694     $37,832     $51,197     $72,863
==========================================================================================================================

Nonaccrual loans decreased to $27.6 million at December 31, 1999, from $30.6 million at December 31, 1998. The decrease in nonaccrual loans from year-end 1998 reflects additions totaling $75.9 million, offset in part by charge-offs of nonaccrual loans totaling $19.2 million, payments collected on nonaccrual loans totaling $45.8 million, a transfer of $0.6 million of nonaccrual loans to OREO and $13.3 million of nonaccrual loans that were returned to performing status. Payments received on nonaccrual loans in 1999 include the sale of approximately $8.0 million of entertainment loans net of related allowances. The Company financed a portion of the loan sales. No gain or loss was recognized on the sales. Interest forgone on nonaccrual loans approximated $1.2 million for 1999 and $1.4 million for 1998.

At December 31, 1999, $391,000 of government-guaranteed SBA loans were past due 90 days or more and still accruing interest. The Company expects to collect all amounts due on these loans.

Restructured loans, loans outstanding that have had their original terms modified, totaled $4.1 million at December 31, 1999, a reduction of $5.7 million from $9.8 million at December 31, 1998. Payments received on restructured loans during 1999 totaled $3.9 million and two loans totaling $1.8 million were removed from restructured status.

Real estate and other assets owned ("OREO") includes properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the real estate or other collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the OREO after the date of transfer are recorded through a provision for writedowns on OREO. Routine holding costs, net of any income and gains and losses on disposal, are reported as noninterest expense. OREO equaled $0.9 million at December 31, 1999, and $2.3 million at December 31, 1998. The activity in OREO during 1999 included the addition of three real estate properties totaling $0.4 million, the sale of nine properties with a total book value of $1.6 million and the receipt of payments totaling $0.2 million. The Company is actively marketing the remaining properties.

A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans of $500,000 or more are evaluated for impairment on an individual basis. The following tables provide information on impaired loans for the periods indicated:

==================================================================================================================================
                                                                                Net
                                                                              Carrying             Specific                  Net
(Dollars in thousands)                                                         Amount              Allowance               Balance
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
    Loans with specific allowances                                            $28,779              $(10,160)               $18,619
    Loans without specific allowances                                          11,978                     -                 11,978
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     $40,757              $(10,160)               $30,597
==================================================================================================================================
December 31, 1998
    Loans with specific allowances                                            $56,746              $(12,775)               $43,971
    Loans without specific allowances                                           4,847                     -                  4,847
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     $61,593              $(12,775)               $48,818
==================================================================================================================================

Impaired loans were classified as follows:

==============================================================================================================================
At December 31, (Dollars in thousands)                                                          1999                   1998
------------------------------------------------------------------------------------------------------------------------------
Current                                                                                       $12,920                $27,414
Past due                                                                                          248                  3,564
Nonaccrual                                                                                     27,589                 30,615
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                     $40,757                $61,593
==============================================================================================================================

At December 31, 1999 and 1998, the Company had classified $40.8 million and $61.6 million, respectively, of its loans as impaired with specific allowances of $10.2 million and $12.8 million, respectively. Impaired loans secured by real estate decreased to $7.8 million at December 31, 1999, from $9.5 million at December 31, 1998, due to payments received. The Company's average recorded investment in impaired loans for the years ended December 31, 1999 and 1998, was $63.4 million and $78.6 million, respectively. During 1999 and 1998, total interest recognized on impaired loans, on a cash basis, was $2.2 million and $5.8 million, respectively.

Allowance and Provision for Loan Losses
A certain degree of risk is inherent in the extension of credit. The allowance for loan losses is maintained at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The Company's Credit Review Department performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company utilizes a migration model, a technique that estimates the inherent loss in the portfolio by applying loss factors to grades of loans, to determine the level of the allowance and provision for loan losses. The migration model utilizes an average loss rate over a rolling twelve quarter base period and incorporates a standard deviation analysis to provide probabilities for loss experience. The loss factors used in the model are updated quarterly. The primary qualitative factors considered in the assessment of loss factors are: changes in local economic and business conditions, including the condition of specific market segments; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; the existence and effect of any concentrations within the portfolio and changes in the level of such concentrations; changes in the trend of delinquencies and in the volume and nature of adversely graded, nonaccrual and impaired loans; and external factors such as competition and legal and regulatory requirements that could potentially impact the level of estimated credit losses in the portfolio. Management believes that the allowance for loan losses was adequate at December 31, 1999. Future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At December 31, 1999, the allowance for loan losses was $71.7 million, or 1.98% of total loans, compared with $62.6 million, or 1.82% of total loans, at December 31, 1998. The following table summarizes activity in the allowance for loan losses for the periods indicated:

=================================================================================================================================
(Dollars in thousands)                                    1999            1998            1997            1996            1995
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
       Balance, beginning of year                      $   62,649      $   51,143      $   36,051      $   37,402      $   40,072
---------------------------------------------------------------------------------------------------------------------------------
Loans charged-off:
       Commercial                                         (22,368)        (21,487)         (8,938)         (7,265)        (13,432)
       Real estate                                           (304)         (2,248)         (1,423)         (3,734)         (7,470)
       Consumer                                               (79)            (58)             (4)            (26)            (60)
---------------------------------------------------------------------------------------------------------------------------------
              Total charge-offs                        $  (22,751)     $  (23,793)     $  (10,365)     $  (11,025)     $  (20,962)
---------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
       Commercial                                           3,485           1,761           1,056           2,745           1,690
       Real estate                                             68             154           1,493              12             445
       Consumer                                                 6               9              19              21              35
---------------------------------------------------------------------------------------------------------------------------------
              Total loan recoveries                    $    3,559      $    1,924      $    2,568      $    2,778      $    2,170
---------------------------------------------------------------------------------------------------------------------------------
       Net loans charged-off                              (19,192)        (21,869)         (7,797)         (8,247)        (18,792)
       Provision for loan losses                           32,220          33,375          22,892           6,881          16,122
       Provision for loan losses of discontinued
           operation                                            -               -              (3)             15               -
       Portfolio transfer-loans held for sale              (4,000)              -               -               -               -
---------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                   $   71,677      $   62,649      $   51,143      $   36,051      $   37,402
---------------------------------------------------------------------------------------------------------------------------------
Loans outstanding at end of year                       $3,612,148      $3,447,538      $2,791,564      $2,063,048      $1,699,347
---------------------------------------------------------------------------------------------------------------------------------
Average amount of loans outstanding                    $3,930,041      $3,316,507      $2,400,392      $1,836,864      $1,540,940
---------------------------------------------------------------------------------------------------------------------------------
       Ratio of net charge-offs to average loans             0.49%           0.66%           0.32%           0.45%           1.22%
       Ratio of allowance for loan losses to average
           loans                                             1.82%           1.89%           2.13%           1.96%           2.43%
       Ratio of allowance for loan losses to loans
           outstanding at year end                           1.98%           1.82%           1.83%           1.75%           2.20%
       Ratio of provision for loan losses to net
           charge-offs                                        168%            153%            294%             83%             86%
=================================================================================================================================

The provision for loan losses totaled $32.2 million for the year ended December 31, 1999, down slightly from $33.4 million for 1998. Net charge-offs decreased to $19.2 million, or 0.49% of average loans, for 1999 compared with $21.9 million, or 0.66% of average loans, for 1998.

The following table reflects management's allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

================================================================================================================================
At December 31,
(Dollars in thousands)     1999        %         1998        %         1997        %         1996        %         1995        %
--------------------------------------------------------------------------------------------------------------------------------
Commercial                $56,613     84%       $50,465     87%       $22,889     84%       $17,545     77%       $17,365     73%
Real estate                 5,645     15%         5,245     12%        13,120     15%        16,248     22%        16,773     26%
Consumer loans                388      1%           141      1%           100      1%           165      1%           809      1%
Unallocated                 9,031      -          6,798      -         15,034      -          2,093      -          2,455      -
--------------------------------------------------------------------------------------------------------------------------------
    Total allowance for
    loan losses           $71,677    100%       $62,649    100%       $51,143    100%       $36,051    100%       $37,402    100%
================================================================================================================================

The allowance allocated to the loan categories shown above is based on previous loan loss experience and management's evaluation of the current loan portfolio and should not be interpreted as an indication that charge-offs will occur in these amounts or proportions. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories as the total allowance is a general allowance applicable to the entire portfolio. The unallocated portion of the allowance for loan losses as a percentage of the total allowance will vary from year to year based on factors such as anticipated loan growth, seasoning of the loan portfolio and the level of nonaccrual loans.

Funding Sources
Deposits
Total deposits grew 6% to $5.9 billion at December 31, 1999, from $5.6 billion a year earlier largely due to increases in interest-bearing money market accounts ("MMDA") and time certificates of deposit. Increases in these balances offset a $759.2 million decrease in noninterest-bearing demand deposits. The decrease in demand deposits at year-end 1999 is attributable to a $1.1 billion decline in balances held by customers in the real estate services industry compared with year-end 1998 due to a slow down of mortgage refinancing activity. The decrease in real estate services deposits at year end was partially offset by a $305.0 million increase in demand deposits generated by the Special Markets Division. Average demand deposits increased 5% to $2.4 billion for 1999, from $2.3 billion for 1998. Average demand deposits comprised 49% and 53% of total deposits at December 31, 1999 and 1998, respectively.

Growth in MMDA generated by the Special Markets Division accounted for $284.3 million of the total $405.2 million increase in MMDA at December 31, 1999, compared with a year earlier. Average money market accounts increased by $201.8 million for 1999, compared with 1998. The Special Markets Division contributed approximately half of this increase.

Time certificates of deposit increased 60% to $1.9 billion at December 31, 1999, from $1.2 billion a year earlier. The average balance of time certificates of deposits increased 27% to $1.4 billion for 1999, from $1.1 billion for 1998. Approximately half of the increase in the year-end balance represents funding raised to support future loan growth. The remaining increase is primarily due to the addition of short-term certificates of deposit in preparation for Year 2000. These deposits matured early in 2000.

Borrowed Funds
The Company uses short-term borrowings as a means to manage the interest rate sensitivity and liquidity position of the balance sheet. Short-term borrowings generally consist of Federal funds purchased, obligations under securities repurchase agreements, commercial paper and Treasury, tax and loan notes. Average short-term borrowings totaled $79.5 million for 1999, compared with $97.4 million for 1997. The decrease in short-term borrowings in 1999 compared with the year earlier is due to decreases in Treasury, tax and loan balances and commercial paper.

In March 1999, the Company borrowed $6.0 million to fund the purchase of Imperial Bancorp common stock for the Employee Stock Ownership Plan. Principal is due in 8 quarterly installments of $750,000 beginning in June 1999. The loan bears interest at LIBOR plus 1%, adjusted quarterly. The balance outstanding at December 31, 1999, was $3.8 million.

In April 1999, Imperial Bank issued $100 million of 8.5% Subordinated Capital Notes due in 2009. The proceeds from the issuance were used for general corporate purposes.

Capital
Prior to 1997, the primary source of new capital for the Company had been retained earnings from operations, with the exception of its long-term debt offering in 1979, and on a smaller scale, the exercise of employee stock options. On April 23, 1997, Imperial Capital Trust, a wholly owned subsidiary of the Company, issued in a private placement transaction $75 million of 9.98% Capital Securities. See-NOTE 11 "Long-Term Borrowings" to the Company's Consolidated Financial Statements. In April 1999, Imperial Bank issued $100 million of 8.5% Subordinated Capital Notes due in 2009. The notes qualify as Tier 2 capital under the capital guidelines of the Federal Reserve. At December 31, 1999, shareholders' equity totaled $473.4 million, a 24% increase over $381.8 million December 31, 1998. The Company recorded additional shareholders' equity of $1.4 million in 1999 and $2.9 million in 1998 from the exercise of employee stock options. The Company receives a tax deduction for the difference between the option price and the market value of shares issued. The tax benefit associated with shares exercised during 1999 and 1998, which is recorded as a component of shareholders' equity, approximated $585,000 in 1999 and $8.7 million in 1998. In 1999, the Company recorded additional shareholders' equity of $5.2 million representing the Company's share of amortization of deferred stock compensation recorded by a nonbank subsidiary, and a $3.6 million reduction of shareholders' equity for shares of common stock purchased but not yet released to the Company's ESOP plan net of a tax benefit related to the difference between the cost and fair value of shares purchased for the ESOP.

Management is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company and its bank subsidiaries are financially sound. The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. Federal law requires each federal banking agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6% and 10%, respectively, are deemed to be "well capitalized." Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at December 31, 1999, were 10.61% and 13.72%, respectively, compared with 9.59% and 10.89%, respectively, for 1998. The capital securities discussed above qualify as Tier 1 capital.

The increase in the Company's risk-based capital ratios at December 31, 1999, compared with a year earlier is primarily due to the addition of the $100 million of Subordinated Capital Notes issued by Imperial Bank and to growth in earnings.

The following table compares the Company's actual capital ratios at December 31, 1999 and 1998, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

================================================================================================================================
                                                                                                         To Be Well Capitalized
                                                                           For Capital Adequacy          Under Prompt Corrective
                                                   Actual                        Purposes                   Action Provisions
(Dollars in thousands)                       Amount       Ratio             Amount        Ratio             Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
Total capital (to risk-weighted assets):
      Company                               $733,506      13.72%           $427,852       8.00%            $534,816      10.00%
      Bank                                   659,214      12.47%            423,062       8.00%             528,828      10.00%
Tier I capital (to risk-weighted assets):
      Company                               $567,183      10.61%           $213,926       4.00%            $320,889       6.00%
      Bank                                   493,633       9.33%            211,531       4.00%             317,297       6.00%
Tier I capital (to average assets):
      Company                               $567,183       9.20%           $184,987       3.00%            $308,312       5.00%
      Bank                                   493,633       8.11%            182,652       3.00%             304,420       5.00%
================================================================================================================================
At December 31, 1998
Total capital (to risk-weighted assets):
      Company                               $507,556      10.89%           $373,025       8.00%            $466,281      10.00%
      Bank                                   480,571      10.45%            367,968       8.00%             459,960      10.00%
Tier I capital (to risk-weighted assets):
      Company                               $447,112       9.59%           $186,512       4.00%            $279,769       6.00%
      Bank                                   423,015       9.20%            183,984       4.00%             275,976       6.00%
Tier I capital (to average assets):
      Company                               $447,112       8.12%           $165,147       3.00%            $275,246       5.00%
      Bank                                   423,015       7.76%            163,454       3.00%             272,423       5.00%
================================================================================================================================

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3%. The leverage ratio is defined as Tier I capital divided by average total assets for the most recent quarter. The minimum leverage ratio applies to banking organizations that do not anticipate significant growth and have well diversified risk, excellent asset quality, high liquidity and strong earnings. Other banking organizations not in this category are expected to have leverage ratios of at least 4% to 5%. The Company's leverage ratio was 9.20% and 8.12% at December 31, 1999 and 1998, respectively, well in excess of the minimum regulatory requirement.

Although the Company has ample capital for its current activities, in connection with its strategic planning activities, the Company is actively pursuing a strategy that would enable the Company to raise additional capital in a tax efficient manner. Possible future uses for such additional capital include, among other items, (1) capital to pursue the expanded merchant banking activities permitted under the recently enacted Gramm-Leach Bliley Act (the Company intends to become a Financial Holding Company under the Act), and (2) capital to fund the acquisitions of other financial services companies (in lieu of use of the Company's stock in anticipation of the elimination of the pooling-of-interests method of accounting for acquisitions). As the Act was recently passed, the ultimate regulatory capital requirements for the new
activities is still uncertain.   The strategy includes the formation of a wholly
owned subsidiary Regulated Investment Company to hold selected investments and loans. The expectation is that by separating and managing the selected assets, once a performance history for that portfolio has been established, it will facilitate the process of obtaining credit ratings and issuance of securities by the subsidiary. As it will take a period of time to develop the earnings history, this strategy is not an immediate source of future capital. Implementation of this strategy is also expected to result in a substantial reduction in the amount of income tax expense. No assurances can be given as to whether the Company will implement the tax efficient capital raising strategy, raise additional equity, pursue merchant banking activities, or acquire other financial services companies.

Asset Liability Management
Liquidity
Liquidity management involves the Company's ability to meet the cash flow requirements of its lending and deposit businesses. For the Company, as with most commercial banking institutions, this involves an ongoing process of managing the cash inflows and outflows associated with a commercial deposit base. The Company's ability to acquire new deposits at pricing levels consistent with management's targets is largely based upon its financial condition and capital base. The Company's liquid assets consist of cash, Federal funds sold, securities purchased under resale agreements and investment securities, excluding those pledged as collateral. The majority of the Company's securities portfolio is held as available for sale. Available for sale securities can be sold in response to liquidity needs or used as collateral under reverse repurchase agreements. It is the Company's policy to maintain a minimum liquidity ratio (liquid assets to liabilities) of 20% and to limit gross loans to no more than 80% of deposits. The Company's liquidity ratio and loan-to-deposit ratio were 42% and 61% at December 31, 1999, respectively.

The overall liquidity position of the Company has been enhanced by a sizable base of demand deposits resulting from the Company's long-standing relationship with the real estate services industry which has provided a relatively stable and low cost funding base. Total demand deposits averaged $2.4 billion for the year ended December 31, 1999, compared with $2.3 billion for 1998. The Company's average demand deposits and average shareholders' equity funded 49% and 54% of average total assets for the years ended December 31, 1999 and 1998, respectively.

These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading and available for sale portfolios and Federal funds sold and securities purchased under resale agreements. During 1999, the Company experienced a net cash outflow from its investing activities of $614.1 million. The net outflow from investing activities was partially offset by $516.0 million provided by the Company's financing activities due to increases in deposits and borrowed funds.

Imperial Bancorp's ("the Parent Company") liquidity is managed through the purchase and sale of securities available for sale. The Parent Company's only source of funds for interest payments on its Junior Subordinated Debentures and other operating expenses is preferred and common stock dividends received from Imperial Bank. The dividends provide the Parent Company with adequate funds to meet its obligations. At December 31, 1999, the Bank had $109.1 million available to distribute to the Parent Company in the form of dividends.

Interest Rate Sensitivity Management
The primary objective of the asset liability management process is to manage the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. In order to manage its interest rate sensitivity, the Company has adopted policies and practices which attempt to limit the change in pretax net interest income assuming various interest rate scenarios. The Company utilizes derivative financial instruments to hedge the cash flows generated by its loan and investment portfolios. The intent is that changes in cash flows and interest income due to fluctuations in interest rates will be offset by corresponding changes in the hedging instruments. The Company's Asset Liability Committee ("ALCO") chooses strategies that conform with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pretax net interest income and net interest margin. Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on- and off-balance sheet position, on any particular segment of the balance sheet, and overall profitability.

The following tables set forth the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999. The cumulative interest sensitivity gap ("gap") as reflected in the table represents the difference between interest-earning assets and interest-bearing liabilities maturing or repricing, whichever is earlier, at a given point in time and is not necessarily indicative of the position on other dates. The gap is considered to be positive when interest-earning assets exceed interest-bearing liabilities and negative when interest-bearing liabilities exceed interest-earning assets.

---------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999                   0-3         >3-6        >6-12        >1-5          >5                Non-
(Dollars in thousands)               Months       Months       Months       Years       Years         Interest Bearing    Total
---------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Trading securities (1)          $   86,540  $        -   $        -  $        -   $        -         $         -    $   86,540
   Securities available for sale      845,595       3,923            -     163,272            -              27,495     1,040,285
   Securities held to maturity              -         894        2,850           -            -                   -         3,744
   Fed funds sold and securities
      purchased under resale
      agreements                    1,555,000           -            -           -            -                   -     1,555,000
   Loans held for sale (1)             83,044           -            -           -            -                   -        83,044
Loans: (2)
  Commercial                        2,850,194       9,668        9,650      92,107       28,056              27,020     3,016,695
  Real estate                         509,447       9,520          874      36,656          317                 535       557,349
  Consumer                             37,875           4           20         171            -                  34        38,104
---------------------------------------------------------------------------------------------------------------------------------
  Total loans                      $3,397,516  $   19,192   $   10,544  $  128,934   $   28,373         $    27,589    $3,612,148
---------------------------------------------------------------------------------------------------------------------------------
 Allowance for loan losses                  -           -            -           -            -             (71,677)      (71,677)
 Non-earning assets                         -           -            -           -            -             547,618       547,618
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                    $5,967,695  $   24,009   $   13,394  $  292,206   $   28,373         $   531,025    $6,856,702
=================================================================================================================================
Sources of funds:
Deposits:
  Demand                                    -           -            -           -            -           2,538,850     2,538,850
  Savings                              21,075           -            -           -            -                   -        21,075
  Money market                      1,492,138           -            -           -            -                   -     1,492,138
  Time - under $100,000                93,973      34,983       23,567       2,074            -                   -       154,597
  Time - $100,000 and over          1,129,000     296,933      270,977       1,030            -                   -     1,697,940
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                     $2,736,186  $  331,916   $  294,544  $    3,104   $        -         $ 2,538,850    $5,904,600
---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                 156,663           -            -           -            -                   -       156,663
Long-term borrowings:
   Subordinated capital notes               -           -            -           -       99,411                   -        99,411
   ESOP borrowing                       3,750           -            -           -            -                   -         3,750
   Other borrowed funds                     -           -            -         375            -                   -           375
   Capital securities                       -           -            -           -       73,430                   -        73,430
 Noninterest-bearing liabilities            -           -            -           -            -             145,066       145,066
Equity                                      -           -            -           -            -             473,407       473,407
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities & equity         $2,896,599  $  331,916   $  294,544  $    3,479   $  172,841         $ 3,157,323    $6,856,702
---------------------------------------------------------------------------------------------------------------------------------
Gap before derivatives              3,071,096    (307,907)    (281,150)    288,727     (144,468)         (2,626,298)            -
Swaps-loans/deposits                  280,789           -            -     (66,087)    (214,702)                  -             -
Swaps-subordinated debt               100,000           -            -           -     (100,000)                  -             -
Swaps-capital securities               75,000           -            -           -      (75,000)                  -             -
---------------------------------------------------------------------------------------------------------------------------------
Gap adjusted for derivatives       $3,526,885  $ (307,907)  $ (281,150) $  222,640   $ (534,170)        $(2,626,298)            -
---------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity    $3,526,885  $3,218,978   $2,937,828  $3,160,468   $2,626,298         $         -
=================================================================================================================================
(1) Trading instruments and loans held for sale are sold within 90 days.
(2) The noninterest-bearing column consists of nonaccrual loans.
=================================================================================================================================

At December 31, 1999, the Company maintained a positive cumulative one-year gap of approximately $2.9 billion. This positive cumulative gap position indicates that the Company is asset sensitive. A positive gap tends to result in increased net interest income during a period of rising interest rates, but also exposes the Company to decreased interest income during a period of falling interest rates. The Company had a positive cumulative one-year gap of $3.2 billion at December 31, 1998. The decrease in the positive cumulative one-year gap for 1999 compared with 1998 is primarily due to the growth in money market deposits and short-term time certificates of deposit.

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

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate caps, floors and swaps. The following tables provide information concerning the Company's derivative financial instruments for the periods indicated:

============================================================================================================================
At December 31, 1999                                               Weighted
                                                    Notional       Average
(Dollars in thousands)                               Amount          Rate                           Terms
----------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
   Over the counter                                  $1,000,000      n/a          Expires March 2001.
   Over the counter                                      13,163      n/a          Expires $6.6 million March 2000 and
                                                                                  $6.6 million third quarter 2003. Contracts
                                                                                  hedge specifc lending transactions.

Interest rate floors purchased
   Exchange traded                                   $7,009,000      n/a          Expires $2 billion March 2000,  $2 billion
                                                                                  June 2000, $2 billion September 2000, and
                                                                                  $1.009 billion December 2000. The floors
                                                                                  have an average strike price of  4.63%.
Interest rate swaps
   Loans and leases:
    Pay-fixed rate                                   $   50,789     6.41%         Matures $23.2 million September 2003,
    Receive-3 month LIBOR                                50,789     6.10%         $9.2 million March 2004, $7.3 million
                                                                                  July 2004, $6.4 million August 2004,
                                                                                  $2.4 September 2006, and $2.3 million
                                                                                  November 2006.
   Deposits:
   Pay 3 month LIBOR less 10-15 basis pts            $  230,000     6.04%         $20 million matures November 2004, $30
   Receive-fixed rate                                   230,000     7.20%         million matures October 2006, $20 million
                                                                                  matures November 2006, $35 million matures
                                                                                  June 2009, $40 million matures July 2009, $15
                                                                                  million matures August 2009, $20 million
                                                                                  matures September 2009, $30 million matures
                                                                                  October 2009 and $20 million matures November
                                                                                  2009. The swaps are callable by the counterparty
                                                                                  six months after the effective date and
                                                                                  semi-annually thereafter.
   Subordinated
    Capital Notes:
    Pay 3-month LIBOR                                $  100,000     6.08%         Matures April 2009.
    Receive-fixed rate                                  100,000     6.06%


   Capital securities:
    Pay 3-month LIBOR                                $   75,000     6.35%         Matures second quarter 2007.
    Receive-fixed rate                                   75,000     7.18%
=========================================================================================================================

==============================================================================================================================
                                                                      Notional               Unrealized            Unamortized
At December 31, 1999 (Dollars in thousands)                            Amount                Gain (Loss)             Premium
------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
      Over the counter                                               $1,000,000                $   144                $171
      Over the counter                                                   13,163                     30                   -

Interest rate floors purchased
      Exchange traded                                                $7,009,000                $   126                $411

Interest rate swaps
      Loans and leases                                               $   50,788                $   315                $  -
      Deposits                                                          230,000                 (3,040)                  -
      Subordinated Capital Notes                                        100,000                 (7,767)                680
      Capital securities                                                 75,000                    112                   -

==============================================================================================================================

====================================================================================================================================
At December 31, 1998                                                 Weighted
                                                      Notional       Average
(Dollars in thousands)                                 Amount          Rate                               Terms
------------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
   Over the counter                                  $1,000,000         n/a         Expires March 2001.
   Over the counter                                      25,593         n/a         Expires $9.0 million March 1999, $6.0 million
                                                                                    second quarter 1999, $4.0 million fourth quarter
                                                                                    1999 and $6.6 million first quarter 2000.
                                                                                    Contracts hedge specific lending transactions.
Interest rate floors purchased
   Exchange traded                                   $4,750,000         n/a         $1.25 billion expires first quarter 1999, $1.75
                                                                                    billion expires second and third quarter 1999.
                                                                                    The floors have an average strike price of 4.0%.
Interest rate swaps
   Loans and leases:
     Pay-fixed rate                                  $    4,000        5.95%        Matures third quarter 2004.
     Receive-3 month LIBOR                                4,000        5.31%

   Deposits:
     Pay 3 month LIBOR less 10-15 basis points       $    5,000        5.43%        Matures second quarter 1999.
     Receive-fixed rate                                   5,000        5.95%

   Capital securities:
     Pay 3-month LIBOR                               $   75,000        5.73%        Matures second quarter 2007.
     Receive-fixed rate                                  75,000        7.18%
====================================================================================================================================

============================================================================================================================
                                                                    Notional              Unrealized             Unamortized
At December 31, 1998 (Dollars in thousands)                          Amount               Gain (Loss)              Premium
----------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
      Over the counter                                             $1,000,000               $  454                  $  353
      Over the counter                                                 25,593                  (31)

Interest rate floors purchased
      Exchange traded (1)                                          $4,750,000               $  344                  $1,813

Interest rate swaps
      Loans and leases                                             $    4,000               $ (151)                 $    -
      Deposits                                                          5,000                   11                       -
      Capital securities                                               75,000                9,055                       -
=============================================================================================================================

      (1) In October 1998, following a decline in the LIBOR rate, the Company sold exchange-traded floors with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75% to approximately 4.00%. The $3.3 million gain on the sale of the floors was amortized over the term of the original floors and was fully amortized as of September 30, 1999.
===============================================================================

The following tables show the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and estimated fair values for the instruments at December 31, 1999 and 1998. Market risk sensitive instruments are generally defined as on- and off-balance sheet financial instruments.

===================================================================================================================================
                                        Expected Maturity Date at December 31, 1999 (1)
                                                                                                                         Estimated
                                                                                                                            Fair
(Dollars in thousands)              2000         2001        2002       2003       2004     Thereafter       Total         Value
-----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
Trading instruments              $   86,540   $        -   $      -   $      -   $      -   $        -     $   86,540    $   86,540
  Average interest rate                5.54%           -          -          -          -            -
Investment securities               345,686      163,272         50          -          -      531,277      1,040,285     1,040,285
  Average interest rate                6.09%        5.56%      8.25%         -          -         6.16%
Federal funds sold                1,555,000            -          -          -          -            -      1,555,000     1,555,000
  Average interest rate                5.09%           -          -          -          -            -
Loans held for sale                  83,044            -          -          -          -            -         83,044        83,613
  Average interest rate                8.50%           -          -          -          -            -
Loans
  Commercial                      2,078,559      237,097    221,547    168,220    175,344      135,928      3,016,695     2,969,271
    Average interest rate              9.05%        8.76%      9.24%      9.20%      8.69%        8.13%
  Real estate term                   46,781       12,039     16,524      9,923     12,850        1,895        100,012        95,291
    Average interest rate              9.54%        8.90%      9.14%      9.10%      9.19%        7.84%
  Real estate construction          418,959       38,378          -          -          -            -        457,337       456,582
    Average interest rate             10.43%       10.26%         -          -          -            -
  Consumer                           14,850       11,440     11,447        294         73            -         38,104        38,055
    Average interest rate             10.44%        8.90%      8.90%     10.28%      9.83%           -
-----------------------------------------------------------------------------------------------------------------------------------
    Total financial assets       $4,629,419   $  462,226   $249,568   $178,437   $188,267   $  669,100     $6,377,017    $6,324,637
===================================================================================================================================
Financial liabilities:
Deposits:
  Rate sensitive demand          $  231,827   $  185,462   $148,370   $118,696   $ 94,957   $  379,826     $1,159,138    $1,159,138
  Savings and money market          226,982      211,850    196,718    181,586    166,453      529,624      1,513,213     1,513,213
    Average interest rate              2.83%        2.83%      2.83%      2.83%      2.83%        2.83%
  Time certificates of deposit-
   under $100,000                   152,523        2,074          -          -          -            -        154,597       154,376
    Average interest rate              5.60%        6.30%         -          -          -            -
  Time certificates of deposit-
   over $100,000                  1,696,910        1,030          -          -          -            -      1,697,940     1,697,385
    Average interest rate              5.55%        6.18%         -          -          -            -
  Short-term borrowings             156,663            -          -          -          -            -        156,663       156,663
    Average interest rate              5.02%           -          -          -          -            -
  Long-term borrowings                3,750            -          -        375          -       99,411        103,536        96,968
    Average interest rate              6.82%           -          -      12.67%         -         8.57%
  Capital securities                      -            -          -          -          -       73,430         73,430        66,660
    Average interest rate                 -            -          -          -          -         8.37%
-----------------------------------------------------------------------------------------------------------------------------------
    Total financial liabilities  $2,468,655   $  400,416   $345,088   $300,657   $261,410   $1,082,291     $4,858,517    $4,844,403
===================================================================================================================================
Off-balance sheet financial
 instruments:
Interest rate swaps              $        -   $        -   $      -   $ 23,131   $ 42,956   $  389,702     $      680    $  (10,380)
Interest rate caps and collars        6,600    1,000,000          -      6,563          -            -            171           174
Interest rate floors              7,009,000            -          -          -          -            -            411           126
Spot and forwards to purchase
 foreign currency                    65,597            -          -          -          -            -          1,764         1,764
Spot and forwards to sell
 foreign currency                    62,538            -          -          -          -            -         (1,020)       (1,020)
===================================================================================================================================

(1) Expected maturities are generally based upon contractual maturities adjusted for anticipated prepayments of principal, and for commercial loans, anticipated renewals. For deposit liabilities, in accordance with standard industry practice, run-off factors ranging from 11%-20% per year have been applied depending upon deposit type. The Company categorizes its real estate services deposits as rate sensitive because the level of real estate activity and the associated demand balances tend to fluctuate inversely with the level of market rates. The actual maturities of the Company's financial instruments could vary substantially depending on future changes in interest rates and economic conditions in its market areas. The total for off-balance sheet financial instruments represents the carrying amount. Balances reported under expected maturity represent the notional amount.

==================================================================================================================================
                                              Expected Maturity Date at December 31, 1998(1)
                                                                                                                        Estimated
(Dollars in thousands)               1999        2000        2001        2002        2003      Thereafter    Total      Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
Trading instruments              $   52,971   $    -      $      -      $    -      $    -     $      -     $    52,971  $   52,971
   Average interest rate               5.54%       -             -           -           -            -
Investment securities               144,332        -             -            50         -        554,330       698,712     698,712
   Average interest rate               5.22%       -             -          7.99%        -           5.66%
Federal funds sold                1,446,000        -             -           -           -            -       1,446,000   1,446,000
   Average interest rate               5.32%       -             -           -           -            -
Loans held for sale                  18,287        -             -           -           -            -          18,287      19,416
   Average interest rate              10.48%       -             -           -           -            -
Loans
   Commercial                     1,525,831     301,380      221,031     343,357     357,582      265,951     3,015,132   2,999,639
      Average interest rate            8.15%       8.13%        8.34%       8.25%       7.84%        7.78%
   Real estate term                  40,825      40,907        8,324      24,779      19,142        8,889       142,866     142,458
      Average interest rate            9.58%       8.80%        8.93%       9.48%       8.31%        8.05%
   Real estate construction         208,669      50,094          -           -           -            -         258,763     262,138
      Average interest rate            9.03%       8.81%         -           -           -            -
   Consumer                          12,533      11,300       11,336         105          80          -          35,354      35,235
      Average interest rate            7.87%       8.15%        8.14%       8.66%       7.86%         -
-----------------------------------------------------------------------------------------------------------------------------------
      Total financial assets     $3,449,448    $403,681   $  240,691    $368,291    $376,804   $  829,170    $5,668,085  $5,656,569
===================================================================================================================================
Financial liabilities:
Deposits:
   Rate sensitive demand         $  457,510   $ 366,008   $  292,806    $234,245    $187,396   $  749,585    $2,287,550  $2,287,550
   Savings and money market         166,814     155,694      144,572     133,451     122,330      389,233     1,112,094   1,112,094
      Average interest rate            3.31%       3.31%        3.31%       3.31%       3.31%        3.31%
   Time certificates of deposit-
      under $100,000                168,379       2,845         -            -           -            -         171,224     171,379
      Average interest rate            5.74%       5.16%        -            -           -            -
   Time certificates of deposit-
      over $100,000                 987,590         669         -            -           -            -         988,259     988,059
      Average interest rate            5.33%       5.35%        -            -           -            -
    Short-term borrowings            60,601         -           -            -           -            -          60,601      60,601
      Average interest rate            5.48%        -           -            -           -            -
    Long-term borrowings              2,105         -           -            -           -            290         2,395       2,416
      Average interest rate            7.07%        -           -            -           -           9.75%
    Capital securities                  -           -           -            -           -         73,372        73,372      77,272
      Average interest rate             -           -           -                        -           8.80%
-----------------------------------------------------------------------------------------------------------------------------------
       Total financial
          liabilities            $1,842,999    $525,216   $  437,378    $367,696    $309,726   $1,212,480    $4,695,495  $4,699,371
===================================================================================================================================
Off-balance sheet financial
 instruments:
Interest rate swaps              $    5,000    $    -     $     -       $    -      $    -     $   79,000    $       -   $    8,916
Interest rate caps and collars       18,993       6,600    1,000,000         -           -            -            (353)        423
Interest rate floors              4,750,000         -           -            -           -            -          (1,813)        344
Spot and forwards to purchase
   foreign currency                  71,259         -           -            -           -            -           1,661       1,661
Spot and forwards to sell
    foreign currency                 71,005         -           -            -                        -          (2,359)     (2,359)
===================================================================================================================================

(1) Expected maturities are generally based upon contractual maturities adjusted for anticipated prepayments of principal, and for commercial loans, anticipated renewals. For deposit liabilities, in accordance with standard industry practice, run-off factors ranging from 11%-20% per year have been applied depending upon deposit type. The Company categorizes its real estate services deposits as rate sensitive because the level of real estate activity and the associated demand balances tend to fluctuate inversely with the level of market rates. The actual maturities of the Company's financial instruments could vary substantially depending on future changes in interest rates and economic conditions in its market areas. The total for off-balance sheet financial instruments represents the carrying amount. Balances reported under expected maturity represent the notional amount.

Year 2000
The Company successfully completed the transition to Year 2000 processing with no disruptions in operations. The Company incurred operating expenses totaling $2.8 million, compared with a project budget of $2.5 million, and capital expenditures totaling $2.5 million, equal to budget, in preparation for Year 2000.

Common Stock and Shareholder Data
Information concerning the Company's stock is provided in the following table for the periods indicated:

================================================================================================================
                                                     1999          1998          1997         1996         1995
----------------------------------------------------------------------------------------------------------------
Market price:
      High for year                                $24.59        $28.30        $28.36        $12.73       $ 7.86
      Low for year                                  13.66          9.16         12.02          7.13         3.66
      At year end                                   22.34         14.26         28.19         12.47         7.86
Book value at year end                              10.54          8.44          7.69          6.45         5.30
Market price/book value at year end                 212.0%        169.0%        366.6%        193.3%       148.3%
----------------------------------------------------------------------------------------------------------------

 Note: Per share data reflects an 8 percent stock dividend declared on
 January 13, 2000, paid on February 18, 2000, to shareholders of record on February 4, 2000.
================================================================================
On January 13, 2000, the Company announced an 8% stock dividend that was paid on February 18, 2000, to shareholders of record on February 4, 2000.

On February 3, 1999, the Company announced an 8% stock dividend that was paid on March 5, 1999, to shareholders of record on February 19, 1999. On January 21, 1998, the Company announced a three-for-two stock split which was effected on February 6, 1998, to shareholders of record on February 2, 1998. On January 24, 1997, the Company declared a 10% stock dividend, payable on February 24, 1997, to shareholders of record on February 17, 1997. In the fourth quarter of 1996, the Company split its common stock at the ratio of one new share for every two shares outstanding. The Company declared an 8% stock dividend on January 25, 1996, payable on February 23, 1996, to shareholders of record on February 15, 1996. A 5% stock dividend was declared on January 24, 1995, payable February 24, 1995, to shareholders of record on February 15, 1995. The ratios and amounts in the above table have been adjusted for the effect of these dividends for all periods presented.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the stock symbol "IMP." During the first eleven months of 1996, the common stock of the Company was traded in the over-the-counter market on the National Market System and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol "IBAN." As of March 1, 2000, shareholders of record approximated 1,582 exclusive of shares held in street name at brokerage firms.

Accounting for Derivative Instruments and Hedging Activities
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. Implementation of SFAS No. 133 has been postponed to fiscal quarters of all fiscal years beginning after June 15, 2000, and will be effective for the Company on January 1, 2001. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

Comparison of 1998 versus 1997
Net income for the year ended December 31, 1998, decreased to $43.7 million, or $0.92 a diluted share, from $55.2 million, or $1.16 a diluted share for the year ended December 31, 1997. Although the Company experienced strong earnings growth in its core banking operations, overall financial results for 1998 were significantly impacted by the loss derived from its investment in ICII. At December 31, 1998, the Company held 8.9 million shares of ICII common stock or approximately 24.3% of the total shares outstanding. The Company's share of ICII's net loss for the twelve months ended

December 31, 1998, on an after-tax basis was $10.6 million, or $0.22 a share, compared with net income of $11.7 million, or $0.25 a diluted share, for 1997. ICII's net loss for 1998 reflects charges related to a discontinued business and write downs in the carrying value of its securities and held for sale loan portfolios. The Company's net income for 1998 also includes an after-tax restructuring charge of $2.8 million, or $0.06 a share, due to the canceled spin-off of IFG. Net income for 1997 includes an after-tax gain of approximately $2.1 million on the sale of a merchant card transaction processing company.

Net income from continuing operations was $43.7 million, or $0.92 a diluted share for the twelve months ended December 31, 1998, compared with $54.5 million, or $1.15 a diluted share for 1997. The $629,000 of net income reported for discontinued operations in 1997 includes a $695,000 after-tax recovery, net of additional expenses incurred, related to the Company's former precious metals business which was discontinued in 1996.

Excluding equity in the net losses of ICII and the restructuring charges, normalized net income from continuing operations increased 38% for the year ended December 31, 1998, to $57.1 million, or $1.20 a diluted share, from $41.3 million, or $0.87 a diluted share, for the year earlier. The normalizing adjustments increased 1998 net income by $13.4 million. For purposes of this comparison, net income for 1997 excludes equity in the net income of ICII, gains on the sale of ICII stock, appreciation on donated ICII stock, the gain on the sale of a merchant card processing company, expense associated with the settlement of a consulting agreement and charitable contribution expense associated with the donation of ICII shares to a nonprofit institution. The normalizing adjustments decreased 1997 net income from continuing operations by $13.3 million. The increase in normalized net income from continuing operations for the year ended December 31, 1998, compared with the prior year reflects solid growth in the Company's core commercial banking business.

================================================================================================================================
                                                                                                      For the period ended
                                                                                                           December 31,
(Dollars in thousands, except per share amounts)                                                    1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                  $43,748              $ 54,548
After-tax adjustments: (1)
  Equity in net loss (income) of ICII                                                               10,550               (11,742)
  Gain on sale of ICII common stock                                                                      -                (2,884)
  Appreciation of donated ICII common stock                                                              -                (1,632)
  Net gain on sale of merchant card company                                                              -                (2,054)
  Net gain on sale of trust business                                                                     -                     -
  Consulting expense                                                                                     -                 2,922
  Restructuring charges                                                                              2,828                     -
  Charitable contribution expense                                                                        -                 2,105
--------------------------------------------------------------------------------------------------------------------------------
Normalized income from continuing operations                                                       $57,126              $ 41,263
================================================================================================================================
Normalized diluted earnings per share from continuing operations                                   $  1.20              $   0.87

Normalized return on average assets (2)                                                               1.16%                 1.15%
Normalized return on average equity                                                                  15.12%                13.11%
--------------------------------------------------------------------------------------------------------------------------------

  (1) Adjustment increases (decreases) reported income.
  (2) Average assets excludes the Company's investments in ICII.
================================================================================================================================

Earnings per share calculations for all periods presented have been adjusted for an 8% stock dividend paid on February 18, 2000, to shareholders of record as of February 4, 2000.

The Company's return on average total assets was 0.88% for the year ended December 31, 1998, compared with 1.51% for the year earlier. Based on normalized net income from continuing operations, the Company's return on average total assets increased to 1.16% for 1998, from 1.15% for 1997. Return on average shareholders' equity was 11.58% for the year ended December 31, 1998, compared with 17.53% for the year earlier. The return on average shareholders' equity based on normalized net income increased to 15.12% for 1998, from 13.11% for 1997.

The increase in normalized earnings for the year ended December 31, 1998, compared with 1997, was primarily due to growth in loans and continued growth in fee-based services. Average loan balances for 1998 increased $916.1 million, or approximately 38%, over 1997. Increases in net interest income and noninterest income for the year were partially offset by increases in salaries and benefits expense, occupancy and equipment expense, data processing expense and customer services expense.

Net interest income increased 28% to $258.7 million for the year ended December 31, 1998, from $201.8 million for the year earlier. The increase in net interest income is primarily due to growth in commercial loans. The Company's net interest margin (net interest income expressed as a percentage of average-earning assets) decreased to 5.76% for 1998 from 6.21% for 1997. The decline in net interest margin compared with the prior year can be attributed to a decrease in the yield on commercial loans and an increase in lower-yielding Federal funds sold tied to the growth in demand deposits.

Noninterest income decreased 21% to $63.8 million for the year ended December 31, 1998, from $81.2 million for 1997. The decrease in noninterest income compared with the prior year is primarily due to the reduction in earnings derived from the Company's investment in ICII. Excluding equity in the net loss of ICII, noninterest income increased 65% to $82.0 million for the year ended December 31, 1998, from $49.6 million, excluding $20.3 million equity in the net income of ICII, a $5.0 million gain on the sale of ICII stock, $2.8 million of appreciation on donated ICII stock and a $3.5 million gain on the sale of a merchant card processing company for 1997. In addition to growth in fee-based services including international fees, merchant card processing fees and service charges on deposits, gains on the exercise of warrants and sale of equity securities made a significant contribution to noninterest income in 1998. Gains on the exercise of warrants and sale of equity securities totaled $21.7 million for the year ended December 31, 1998, which includes a $16.1 million gain on the exercise of warrants and sale of equity securities held in a single company, compared with $4.3 million for the prior year.

Noninterest expense totaled $217.0 million for the year ended December 31, 1998, compared with $169.0 million for 1997. The increase in noninterest expense for 1998 compared with 1997 occurred primarily in salaries and benefits, occupancy and equipment expense, data processing expense and customer services expense. Noninterest expense for 1998 also includes $4.9 million of restructuring charges related to the canceled spin-off of IFG. The increase in salaries and benefits expense and occupancy and equipment expense is the result of growth in the Company's lending and deposit businesses, enhanced support operations and the addition of new offices. The average number of full-time equivalent staff increased 24% to 1,136 for 1998 from 917 for 1997. Benefits expense for the year ended December 31, 1998, includes $4.0 million of commissions paid to employees, related to the exercise of warrants and sale of equity securities compared with $1.3 million for the prior year. The increase in customer services expense is directly related to growth in deposit balances generated by the Financial Services Division that services the real estate industry. These deposits remain an important source of funding for the Company.

Loan loss provisions totaled $33.4 million for the year ended December 31, 1998, compared with $22.9 million for 1997. The increase in the loan loss provision for 1998 compared with the prior year is due to loan growth and to an increase in net charge-offs. Net charge-offs for 1998, totaling $21.9 million, include $10.5 million on a single commercial loan to a health-care company. Excluding this loan, net charge-offs for 1998 were $11.4 million, or 0.34% of total average loans, compared with net charge-offs of $7.8 million, or 0.32% of total average loans, for 1997.

Total assets at December 31, 1998, were $6.2 billion, a 31% increase from $4.7 billion at December 31, 1997. Total loans increased 24% to $3.4 billion at December 31, 1998, from $2.8 billion at December 31, 1997. Total deposits grew 33% to $5.6 billion at December 31, 1998, from $4.2 billion at December 31, 1997. Noninterest-bearing demand balances comprised 59% and 57% of total deposits at December 31, 1998 and 1997, respectively. Shareholders' equity increased 8% to $381.8 million at December 31, 1998, from $352.0 million at December 31, 1997.

Nonaccrual loans increased to $30.6 million, or 0.89% of total loans, at December 31, 1998, from $10.6 million, or 0.38% of total loans, at December 31, 1997. At December 31, 1998, the allowance for loan losses was $62.6 million, or 1.82% of total loans and 205% of nonaccrual loans, compared with $51.1 million, or 1.83% of total loans and 484% of nonaccrual loans, at December 31, 1997.

Imperial Bancorp is classified as well capitalized with leverage, Tier I and total capital ratios at December 31, 1998, of 8.12%, 9.59% and 10.89%, respectively, compared with 10.28%, 11.14%, and 12.48%, respectively, at December 31, 1997.

CONSOLIDATED BALANCE SHEET
===================================================================================================================================
Imperial Bancorp and Subsidiaries
At December 31, (Dollars in thousands)                                                                  1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $  307,770        $  355,317
Federal funds sold and securities purchased under resale agreements                                   1,555,000         1,446,000
Trading instruments                                                                                      86,540            52,971
Securities available for sale, at fair value                                                          1,040,285           694,814
Securities held to maturity (fair value of $3,744 and $3,898 for 1999 and 1998, respectively)             3,744             3,898
Loans held for sale (fair value of $83,613 and $19,416 for 1999 and 1998, respectively)                  83,044            18,287
Loans:
     Loans, net of unearned income and deferred loan fees                                             3,612,148         3,447,538
     Less allowance for loan losses                                                                     (71,677)          (62,649)
-----------------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                            $3,540,471        $3,384,889
===================================================================================================================================
Premises and equipment, net                                                                              41,245            30,938
Accrued interest receivable                                                                              33,565            25,505
Real estate and other assets owned, net                                                                     935             2,309
Deferred tax asset                                                                                       26,092            21,809
Income taxes receivable                                                                                  10,594                 -
Investment in Imperial Credit Industries, Inc.                                                                -            56,796
Other assets                                                                                            127,417            91,070
-----------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                               $6,856,702        $6,184,603
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                          $2,538,850        $3,298,070
     Savings                                                                                             21,075            25,135
     Money market                                                                                     1,492,138         1,086,959
     Time - under $100,000                                                                              154,597           171,224
     Time - $100,000 and over                                                                         1,697,940           988,259
-----------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                             $5,904,600        $5,569,647
===================================================================================================================================
Accrued interest payable                                                                                 15,883             5,428
Income taxes payable                                                                                          -             1,504
Short-term borrowings                                                                                   156,663            60,601
Long-term borrowings:
  Long-term notes and debentures                                                                         99,411             2,105
  Other borrowed funds                                                                                    4,125               290
  Capital securities of subsidiary trust:
    Company-obligated mandatorily redeemable capital securities of subsidiary trust
    holding solely junior subordinated deferrable interest debentures of the Company, net                73,430            73,372
Minority interest                                                                                        35,528               195
Other liabilities                                                                                        93,655            89,639
-----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                          $6,383,295        $5,802,781
===================================================================================================================================
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 44,903,937 shares at December 31, 1999, and 41,863,935 shares at December 31, 1998, issued and
     outstanding                                                                                        312,677           224,433
Unearned employee stock ownership plan shares; 176,996 shares                                            (3,659)                -
Deferred stock compensation                                                                             (37,615)                -
Accumulated other comprehensive income (loss) ("OCI"), net of tax                                         9,998              (515)
Retained earnings                                                                                       192,006           157,904
-----------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                                 $  473,407        $  381,822
-----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                                 $6,856,702        $6,184,603
===================================================================================================================================
See accompanying notes to consolidated financial statements.
===================================================================================================================================

CONSOLIDATED STATEMENT OF INCOME

===================================================================================================================================
Imperial Bancorp and Subsidiaries
For the year ended December 31, (Dollars in thousands, except per share data)                 1999            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Loans                                                                                   $322,309       $296,509        $233,549
     Trading instruments                                                                        3,499          1,813           2,473
     Securities available for sale                                                             37,039         37,425          33,239
     Securities held to maturity                                                                  282            287             292
     Federal funds sold and securities purchased under resale agreements                       21,512         24,170          13,145
     Loans held for sale                                                                        4,154          1,141             699
------------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                              $388,795       $361,345        $283,397
====================================================================================================================================
Interest expense:
     Deposits                                                                                 102,473         90,666          72,786
     Short-term borrowings                                                                      3,991          5,299           4,072
     Long-term borrowings                                                                      12,596          6,683           4,779
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                             $119,060       $102,648        $ 81,637
====================================================================================================================================
Net interest income                                                                           269,735        258,697         201,760
Provision for loan losses                                                                      32,220         33,375          22,892
------------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                                $237,515       $225,322        $178,868
====================================================================================================================================
Noninterest income:
     Service charges on deposit accounts                                                        7,466          6,705           5,473
     Trust fees                                                                                 3,382          8,608           7,840
     Gain on sale of loans                                                                      3,916          4,764           3,944
     Equity in net income (loss) of Imperial Credit Industries, Inc.                            1,644        (18,205)         20,260
     Gain on sale of Imperial Credit Industries, Inc. common stock                              2,255              -           4,977
     Gain resulting from the sale of common stock by Official Payments Corporation             43,976              -               -
     Other service charges and fees                                                            20,442         14,651          10,197
     Merchant and credit card fees                                                             11,333          7,242           3,570
     International fees                                                                        11,939         11,751           7,857
     Gain on securities available for sale                                                      3,222            173             987
     Gain on trading instruments                                                                2,108          1,152           4,482
     Gain on exercise of warrants and related sale of equity securities                        17,658         21,672           4,317
     Gain on sale of the trust business                                                         8,817              -               -
     Other income                                                                              11,968          5,288           7,309
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                           $150,126       $ 63,801        $ 81,213
====================================================================================================================================
Noninterest expense:
     Salary and employee benefits                                                             137,182        114,599          85,065
     Net occupancy expense                                                                     10,580         10,426           9,077
     Furniture and equipment                                                                   12,125          9,792           6,702
     Data processing                                                                           10,659          9,969           7,525
     Customer services                                                                         22,133         27,212          18,663
     Net real estate and other assets owned expense (income)                                      333           (989)            615
     Restructuring charges                                                                          -          4,880               -
     Professional and legal fees                                                               15,418         10,777          11,892
     Business development                                                                       7,902          5,855           5,154
     Charitable donations                                                                         188            288           3,802
     Other expense                                                                             27,941         24,159          20,536
------------------------------------------------------------------------------------------------------------------------------------
          Total non interest expense                                                         $244,461       $216,968         169,031
====================================================================================================================================
Minority interest in loss of consolidated subsidiaries                                          2,510             42               -
Income from continuing operations before income taxes                                         145,690         72,197          91,050
Income tax provision                                                                           58,864         28,449          36,502
------------------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                                                         86,826         43,748          54,548
------------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operation, net of tax                                                      -              -             629
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                              $ 86,826       $ 43,748        $ 55,177
====================================================================================================================================
     Basic income per share from continuing operations                                       $   1.93       $   0.95        $   1.21
     Diluted income per share from continuing operations                                     $   1.87       $   0.92        $   1.15
     Basic net income per share                                                              $   1.93       $   0.95        $   1.22
     Diluted net income per share                                                            $   1.87       $   0.92        $   1.16
====================================================================================================================================
See accompanying notes to consolidated financial statements.
====================================================================================================================================

                                      37

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

================================================================================================================================
Imperial Bancorp and Subsidiaries
                                              Number                      Deferred                                    Total
(Dollars in thousands, except number         of Shares       Common        Stock        Retained    Accumulated    Shareholders'
 of shares data)                            Outstanding      Stock      Compensation    Earnings        OCI           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  24,926,092      $163,748      $      -      $121,397       $ 1,206       $286,351
================================================================================================================================
  Common stock dividend                      2,507,604        62,400             -       (62,418)            -            (18)
  Common stock issued under option plan        919,886         4,787             -             -             -          4,787
  Retirement of common stock                   (83,334)       (1,928)            -             -             -         (1,928)
  Common stock repurchased                     (20,304)         (470)            -             -             -           (470)
  Tax benefit of employee stock options              -         7,649             -             -             -          7,649
    Comprehensive income:
    Net income                                       -             -             -        55,177             -         55,177
    Other comprehensive income, net of tax
      Reclassification adjustments for
        gains included in net income
         net of tax effect ($206)                    -             -             -             -          (283)          (283)
      Unrealized gain on securities
        available for sale, net of
        tax effect ($551)                            -             -             -             -           759            759
                                                                                                                     -----------
  Total comprehensive income                                       -             -             -             -         55,653
--------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease)                    3,323,852        72,438             -         (7,241)         476         65,673
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  28,249,944      $236,186      $      -       $114,156      $ 1,682       $352,024
================================================================================================================================
  Common stock split                        14,147,020             -             -             -             -              -
  Common stock issued for an
    acquisition                                400,964         3,922             -             -             -          3,922
  Common stock issued under option
    plan                                       924,903         2,855             -             -             -          2,855
  Common stock repurchased                  (1,858,896)      (27,243)            -             -             -        (27,243)
  Tax benefit of employee stock
    options                                          -         8,713             -             -             -          8,713
  Comprehensive income:
    Net income                                       -             -                      43,748             -         43,748
    Other comprehensive income,
      net of tax:
      Reclassification adjustments
        for gains included in net
        income net of tax effect ($2)                -             -             -             -            (3)            (3)
      Unrealized loss on securities
        available for sale, net of
        tax effect ($1,592)                          -             -             -             -        (2,194)        (2,194)
                                                                                                                     -----------
  Total comprehensive income                                                                                           41,551
--------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease)                   13,613,991       (11,753)            -        43,748        (2,197)        29,798
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  41,863,935      $224,433      $      -      $157,904       $  (515)      $381,822
================================================================================================================================
  Common stock dividend                      3,349,537        52,705             -       (52,724)            -            (19)
  Common stock issued under option
    plan                                       248,577         1,446             -             -             -          1,446
  Common stock repurchased                    (552,636)       (9,248)            -             -             -         (9,248)
  Tax benefit of employee stock
    options                                          -           585             -             -             -            585
  Unearned ESOP shares                               -        (3,585)            -             -             -         (3,585)
  Deferred stock compensation                        -        42,904       (42,904)            -             -              -
  Amortization of deferred stock
    compensation                                                             7,940                                      7,940
  Minority interest in amortization
    of deferred stock compensation                                          (2,768)                                    (2,768)
  Canceled escrow shares                        (5,476)         (105)            -             -             -           (105)
  Comprehensive income:
    Net income                                       -             -             -        86,826             -         86,826
    Other comprehensive income,
      net of tax:
      Reclassification adjustments
        for gains included in net
        income net of tax effect ($12)               -             -             -             -            16             16
        Unrealized gain on securities
        available for sale, net of
        tax effect ($7,616)                          -             -             -             -        10,497         10,497
                                                                                                                     -----------
  Total comprehensive income                                                                                           97,339
--------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease)                    3,040,002        84,702       (37,732)       34,102        10,513         91,585
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  44,903,937      $309,135      $(37,732)     $192,006       $ 9,998       $473,407
================================================================================================================================
See accompanying notes to consolidated financial statements.
================================================================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS

===================================================================================================================================
Imperial Bancorp and Subsidiaries
For the year ended December 31, (Dollars in thousands)                                 1999              1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                    $    86,826       $    43,748        $    55,177
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                 (5,036)          (19,983)           (14,192)
          Provision for loan losses                                                     32,220            33,375             22,892
          Provision for real estate and other assets owned                                 -                 -                  556
          Equity in net (income) loss of Imperial Credit Industries, Inc.               (1,644)           18,205            (20,260)
          Gain on sale of Imperial Credit Industries, Inc. stock                        (2,255)              -               (4,977)
          Gain on exercise of warrants and sale of equity securities                   (17,658)          (21,672)            (4,317)
          Gain resulting from the sale of common stock by OPAY                         (43,976)              -                  -
          Gain on sale of the trust business                                            (8,817)              -                  -
          Loss (gain)  on sale of real estate and other assets owned                       116            (1,164)              (352)
          Loss (gain) on sale of premises and equipment                                    314                (9)                 9
          Benefit for deferred taxes                                                    (4,283)          (21,454)            (2,147)
          Gain on securities available for sale                                         (3,222)             (173)              (987)
          Net change in trading instruments                                            (33,569)          (17,189)            29,105
          Net change in loans held for sale                                             17,197           (14,524)             1,768
          Net change in accrued interest receivable                                     (8,060)           (3,293)            (6,665)
          Net change in accrued interest payable                                        10,455               223               (738)
          Net change in income taxes receivable                                        (10,594)            7,590              2,401
          Net change in income taxes payable                                            (1,504)              -                  -
          Net change in minority interest                                               35,333               195                -
          Net change in other liabilities                                                9,081            32,250              3,719
          Net change in other assets                                                      (286)          (18,466)           (14,929)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                $    50,638       $    17,659        $    46,063
===================================================================================================================================
Cash flows from investing activities:
     Proceeds from securities held to maturity                                             154               128                167
     Proceeds from maturities of securities available for sale                       1,585,943           880,760            602,342
     Proceeds from sale of securities available for sale                             3,240,657         4,293,282          2,901,745
     Purchase of securities available for sale                                      (5,152,589)       (5,197,928)        (3,745,226)
     Proceeds from sale of Imperial Credit Industries, Inc. stock                       60,695               -                7,156
     Proceeds from exercise of warrants and sale of equity securities                   17,658            10,572              4,458
     Proceeds from sale of the trust business                                            8,817               -                  -
     Net change in Federal funds sold and securities purchased under
        resale agreements                                                             (109,000)         (681,000)          (408,000)
     Net change in loans                                                              (247,239)         (648,940)          (716,649)
     Capital expenditures                                                              (20,992)          (14,685)           (10,146)
     Proceeds from sale of real estate and other assets owned                            1,618             3,972                875
     Proceeds from sale of premises and equipment                                          138                35                353
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                     $  (614,140)      $(1,353,804)       $(1,362,925)
===================================================================================================================================
Cash flows from financing activities:
     Net change in demand deposits, savings, and money market accounts                (358,101)        1,068,873          1,261,676
     Net change in time deposits                                                       693,054           326,176            (37,355)
     Net change in short-term borrowings                                                96,062             4,686             11,018
     Net proceeds from issuance of capital securities                                      -                 -               73,314
     Net proceeds from issuance of subordinated capital notes                           98,364               -                  -
     Net proceeds from ESOP loan                                                         5,985               -                  -
     Net change in long-term borrowings                                                 (4,270)             (862)            (1,198)
     Repurchase of common stock for ESOP                                                (5,985)              -                  -
     Proceeds from exercise of employee stock options                                    1,446             2,855              2,859
     Repurchase of common stock                                                         (9,248)          (27,243)              (470)
     Debt issuance costs                                                                (1,333)              -               (1,378)
     Other                                                                                 (19)              377                (18)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                $   515,955       $ 1,374,862        $ 1,308,448
-----------------------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                    $   (47,547)      $    38,717        $    (8,414)
-----------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                               $   355,317       $   316,600        $   325,014
-----------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of year                                     $   307,770       $   355,317        $   316,600
===================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies of Imperial Bancorp ("the Company") and its wholly and majority-owned subsidiaries are summarized below. Certain amounts in the Consolidated Financial Statements for 1998 and 1997 have been reclassified to conform with the current year presentation.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The principal subsidiary is Imperial Bank ("the Bank"), a state-chartered commercial bank located in California. All material intercompany balances and transactions have been eliminated. At December 31, 1999, the Company owned 12.0 million shares of Official Payments Corporation ("OPAY") common stock at an equivalent book value of $3.82 per share, representing approximately 56.4% of OPAY's common shares outstanding. Minority interest, representing the portion of OPAY's net losses allocable to minority shareholders, is reported in the Consolidated Statement of Income.

Basis of Financial Statement Presentation
The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the dates of the balance sheets and the results of operations for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses. While management believes that this allowance is currently adequate, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to this allowance based on their judgments about information available to them at the time of their examination.

Investments
Purchases and sales of investments are recorded on the trade date. Amortization of premiums and accretion of discounts are recognized in interest income on securities held to maturity and securities available for sale using the interest method in the Consolidated Statement of Income.

  Trading Instruments
  Securities: Small Business Administration ("SBA") loan certificates comprise the majority of the Company's trading instruments. All securities held by the Company's broker/dealer are also classified as trading instruments. Trading instruments are carried at market value with unrealized market value adjustments recorded in the Consolidated Statement of Income as "Gain on trading instruments."
  Foreign Exchange: Trading positions in foreign currencies, including spot, forward and future positions, are valued at prevailing market rates. Realized and unrealized gains and losses are included in noninterest income as "Gain on trading instruments."

  Securities available for sale
  The Company holds certain securities, primarily U.S. Treasury and federal agency securities, mutual funds invested in short-term government securities and short-term commercial paper, to manage its overall liquidity. In addition, the Company periodically holds equity securities obtained through the exercise of stock warrants. These equity securities may be subject to certain lock up arrangements or other restrictions that affect when the securities can be sold. These restrictions generally expire within six months or less from the date the stock is acquired. Securities available for sale are carried at fair value. Unrealized gains and losses, net of tax, on securities available for sale are reported as a separate component of other shareholders' equity until realized, unless the security is determined to be other than temporarily impaired. Realized gains and losses on securities available for sale are computed using the specific identification method. For other than temporarily impaired securities, unrealized losses are recorded in the Consolidated Statement of Income.

  Securities held to maturity
  Securities held to maturity are so designated when acquired based upon the Company's intent and ability to hold them until maturity. These securities are carried at amortized cost using the specific identification method. When a decline in value has occurred that is deemed to be other than temporary, such decline is charged to income.

Gain resulting from the sale of stock by a majority-owned subsidiary
On November 23, 1999, the Company's majority-owned subsidiary, Official Payments Corporation ("OPAY") (formerly U S Audiotex, LLC), completed an initial public offering of common stock to the public. The gain resulting from OPAY's sale of stock was recorded in "Gain resulting from the sale of common stock by Official Payments Corporation" in the Consolidated Statement of Income. The Company's ownership percentage of OPAY stock decreased to 56.4% from 80% following the sale. Deferred taxes have been provided on this gain.

Loans held for sale
Loans held for sale include loans of the Lewis Horwitz Organization ("LHO"), which are committed to be sold to ICII over a 15 month period ending in December 2000, and SBA loans originated and held for sale. Loans held for sale are carried at the lower of aggregate cost or market. Gains on the sale of SBA loans are reported in "Gain on origination and sale of loans" in the Consolidated Statement of Income.

Loans
Loans are stated at the amount of principal outstanding. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are amortized into income over the loan term using the interest method. Interest income on loans is accrued as earned. Interest accruals on commercial and real estate loans are generally discontinued whenever the payment of interest or principal is 90 days past due. When a loan is placed on nonaccrual status, the accrued and unpaid interest is charged against current income and amortization of net deferred fees and costs into income is discontinued. In order to be returned to accrual status, all past due payments must be received and the loan must be paying in accordance with its payment terms.

A loan is classified as impaired when it is "probable" that the Company will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans of $500,000 or more (excluding nonaccrual loans) are evaluated for impairment on an individual basis. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the valuation of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

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

Lease financing transactions
Loans include the Company's aggregate rentals on lease financing transactions and residual values net of unearned income. Lease financing transactions are primarily direct financing leases. Unearned income on lease financing transactions is amortized utilizing the interest method. Gains and losses from sales of residual values of leased equipment are included in other income.

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

Real Estate and Other Assets Owned
Real estate and other assets owned ("OREO") are transferred from the loan portfolio at fair value as determined by an appraisal obtained at the time of foreclosure. The excess carrying value, if any, of the loan over the estimated fair value is charged to the allowance for loan losses. Estimated selling costs and any subsequent impairments in value are recognized through a valuation allowance. Subsequent increases in fair value are credited to income and reduce the valuation allowance, but only to the extent that decreases in fair value were recorded for the same property through the valuation allowance. Gains and losses from sales of OREO and net operating expenses are recorded in "Net real estate and other assets owned expense (income)" in the Consolidated Statement of Income.

Income Taxes
The Company accounts for income taxes using the asset and liability approach, the objective of which is to recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in a company's financial statements or tax returns. The measurement of tax assets and liabilities is based on enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.

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

In 1999, the Company sold its remaining investment in the common stock of Imperial Credit Industries, Inc. ("ICII"). The sale was recorded as "Gain on sale of investment in Imperial Credit Industries, Inc." in the Consolidated Statement of Income. This gain represents actual proceeds from the sale of stock reduced by the Company's recorded investment in those shares and expenses related to the sale.

Investments in Qualified Low Income Housing Tax Credits
The Company makes investments in qualified limited partnerships that generate income tax credits and deductible operating losses associated with the construction of low income housing under government-sponsored programs. The investments are amortized to expense over the anticipated life of each underlying project. The balance of the investment and accumulated amortization are reported in "Other assets" in the Consolidated Balance Sheet. The related amortization expense is reported in "Other noninterest expense" in the Consolidated Statement of Income.

Employee Stock Ownership Plan
The Company accounts for its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6. Accordingly, the Company reports compensation expense equal to the fair value of the shares allocated. Compensation expense associated with the ESOP is reported in "Salary and employee benefits" in the Consolidated Statement of Income.

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

Stock-Based Compensation
The Company uses the intrinsic-value method to account for stock-based compensation. Accordingly, compensation expense for stock-based compensation is measured as the excess, if any, of the market price of the Company's stock on the date of each option grant over the option exercise price. Expense associated with stock compensation is amortized on a straight-line basis over the vesting period of the individual awards ranging from 12 to 48 months. The Company includes pro forma disclosures reflecting the impact of the fair value method on net income and income per share for stock options granted in years after 1994 as if SFAS No. 123, "Accounting for Stock-Based Compensation," had been adopted for purposes of preparing its financial statements.

Earnings Per Share
The Company computes and presents both basic and diluted earnings per share ("EPS") in the Consolidated Statement of Income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.
Unallocated ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is provided in the notes to the Consolidated Financial Statements.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities The Company makes loans to small businesses ("SBA loans"), sells the guaranteed portion of the loans, and retains the servicing rights and interest-only strips relating to those loans. The portion of the contractually specified servicing fee that exceeds the fee that a substitute servicer would demand to assume the servicing on SBA loans sold after January 1, 1997, is recorded as a servicing asset and amortized in proportion to the net servicing income. A substitute servicing fee is deemed to be 40 basis points for loans sold at par or less and 100 basis points for loans sold in excess of par based on the 1993 National Association for Government Guaranteed Loans survey. Any cash flow expected to be received in excess of the contractually specified servicing fees is recorded as an interest-only security at its allocated carrying amount and subsequently measured at fair value as either a security available for sale or trading instrument under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Capital Securities
In the second quarter of 1997, the Company established Imperial Capital Trust I ("the Trust"), a wholly owned subsidiary which issued in a private placement transaction $75.0 million of 9.98% Capital Securities ("Capital Securities") which represent undivided preferred beneficial interest in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the Capital Securities was to provide the Company with a cost effective means of obtaining Tier I Capital for regulatory purposes. The Capital Securities are reflected in the Consolidated Balance Sheet as "Capital Securities of subsidiary trust." The Capital Securities were issued at a discount which is accreted to interest expense using the interest method.

Comprehensive Income
Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income.

Segment Reporting
Operating segments are determined by how management has organized the business for making operating decisions and assessing performance.

Accounting for Derivative Instruments and Hedging Activities
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. The effective date requiring implementation of SFAS No. 133 has been deferred and shall be effective for all fiscal quarters beginning after June 15, 2000, and will be effective for the Company on January 1, 2001. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

NOTE (2) STATEMENT OF CASH FLOWS
Cash and due from banks consists of cash and amounts due from banks with an initial term of less than three months. The following information supplements the statement of cash flows:

===================================================================================================================================
December 31, (Dollars in thousands)                                                1999                 1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                    $108,605             $102,425              $82,375
Taxes paid                                                                         81,098               31,903               34,807
Taxes refunded                                                                          -                    -                  431
Significant noncash transactions:
   Transfer of LHO loans to loans held for sale                                    93,164                    -                    -
   Reclassification of investment in ICII stock to securities available
    for sale                                                                       34,370                    -                    -
   Loans made in conjunction with the sale of  loans                                7,210                    -                    -
   Loans transferred to real estate and other assets owned                            394                1,827                2,762
   Loans made in conjunction with the sale of real estate owned                         -                    -                  211
   Net change in accumulated other comprehensive income, net of tax                10,513               (2,197)                 476
   Common stock issued for an acquisition                                               -                3,922                    -
====================================================================================================================================

NOTE (3) SECURITIES
The following table provides the amortized cost and fair value of securities held to maturity and securities available for sale at December 31, 1999, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

===================================================================================================================================
                                                         Securities Held to Maturity                Securities Available for Sale
                                                       ----------------------------------------------------------------------------
                                                       Amortized                                   Amortized
(Dollars in thousands)                                   Cost                  Fair Value             Cost               Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                 $    -                  $    -            $  326,635                347,968
Due after one year through five years                        -                       -               164,933                163,322
Due after five years through ten years                       -                       -                     -                      -
Due after ten years                                      3,744                   3,744               531,464                528,995
-----------------------------------------------------------------------------------------------------------------------------------
       Total                                            $3,744                  $3,744            $1,023,032             $1,040,285
===================================================================================================================================

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law totaled $539.4 million and $475.0 million as of December 31, 1999 and 1998, respectively.

Securities Held to Maturity
A summary of securities held to maturity by type is provided below for the periods indicated:

                                                             Gross            Gross
                                           Amortized       Unrealized      Unrealized          Fair
(Dollars in thousands)                       Cost            Gains           Losses            Value
-----------------------------------------------------------------------------------------------------
December 31, 1999
     Industrial development bonds            $3,744          $    -           $    -           $3,744
-----------------------------------------------------------------------------------------------------
     Total                                   $3,744          $    -           $    -           $3,744
=====================================================================================================
December 31, 1998
     Industrial development bonds            $3,898          $    -           $    -           $3,898
-----------------------------------------------------------------------------------------------------
     Total                                   $3,898          $    -           $    -           $3,898
=====================================================================================================

There were no gross realized gains or losses on securities held to maturity for the years ended December 31, 1999, 1998 and 1997.

Securities Available for Sale
The following is a summary of securities available for sale by type for the periods indicated:

==============================================================================================================================
                                                                            Gross              Gross
                                                       Amortized          Unrealized         Unrealized             Fair
(Dollars in thousands)                                   Cost               Gains              Losses               Value
---------------------------------------------------------------------------------------------------------------------------
December 31, 1999
     U.S. Treasury and federal agencies               $  678,462             $     -           $(4,322)          $  674,140
     Commercial paper                                    228,670                   -                 -              228,670
     Mutual funds                                         92,184                   -                 -               92,184
     Other securities                                     23,718              21,573                 -               45,291
---------------------------------------------------------------------------------------------------------------------------
     Total                                            $1,023,034             $21,573           $(4,322)          $1,040,285
===========================================================================================================================
December 31, 1998
     U.S. Treasury and federal agencies               $  560,332             $ 3,024           $    (1)          $  563,355
     Mutual funds                                        112,579                   -                 -              112,579
     Other securities                                     22,792                   -            (3,912)              18,880
---------------------------------------------------------------------------------------------------------------------------
     Total                                            $  695,703             $ 3,024           $(3,913)          $  694,814
===========================================================================================================================

Mutual funds at December 31, 1999 and 1998, were comprised of government, municipal, treasury and cash funds. Other securities at December 31, 1999 and 1998, were primarily interest-only strips associated with the guaranteed portion of Small Business Administration loans and equity securities obtained through the exercise of warrants.

The Bank's broker/dealer subsidiary, Imperial Securities Corporation, receives fees for performing certain distribution and service activities on behalf of Monarch Funds (a family of mutual funds). These fees, totaling $6.7 million, $3.6 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively, are included in "Other service charges and fees" in the Consolidated Statement of Income. Of the five trustees of the Monarch Funds, one is a member of the Company's management. As of December 31, 1999 and 1998, the Company's investment in the Monarch Funds represented approximately 3.6% and 7.8%, respectively, of the net asset value of all Monarch Funds.

Gross realized gains and losses related to the available for sale portfolio were $3.3 million and $112,000, respectively, for the year ended December 31, 1999, $178,000 and $5,000, respectively, for the year ended December 31, 1998, and $1.1 million and $71,000, respectively, for the year ended December 31, 1997. At December 31, 1999 and 1998, the Company reported unrealized gains, net of tax, of $10.0 million and unrealized losses, net of tax, of $515,000, respectively, in the Consolidated Balance Sheet.

The following table sets forth information with respect to Federal funds sold and securities purchased under resale agreements:

==========================================================================================================================
(Dollars in thousands)                                             1999                   1998                   1997
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                             $1,555,000             $1,446,000             $765,000
Weighted average interest, end of year                                 4.73%                  4.92%                5.58%
Average balance outstanding during the year                      $  422,262             $  454,651             $237,186
Weighted average interest rate for the year                            5.09%                  5.32%                5.54%
Maximum amount outstanding at any month end                      $1,555,000             $1,515,000             $765,000
==========================================================================================================================

Depending on the nature of the securities obtained under the resale agreements, the collateral is held by a third party custodian or by the Company's custodian under written agreements that recognize the Company's interest in the securities.

NOTE (4) LOANS
The carrying amount of loans, net of unearned income and deferred loan fees, consisted of the following:

====================================================================================================
                                                                     1999                    1998
                                                                   Carrying                Carrying
At December 31, (Dollars in thousands)                              Amount                  Amount
----------------------------------------------------------------------------------------------------
Commercial loans                                                  $3,016,695              $3,010,555
Loan secured by real estate:
    Real estate term loans                                           100,012                 142,866
    Interim construction loans                                       457,337                 258,763
Consumer loans                                                        38,104                  35,354
----------------------------------------------------------------------------------------------------
Total loans                                                        3,612,148               3,447,538
Less allowance for loan losses                                       (71,677)                (62,649)
----------------------------------------------------------------------------------------------------
    Net loans                                                     $3,540,471              $3,384,889
====================================================================================================

Net deferred loan fees included in total loans approximated $18.4 million and $13.4 million at December 31, 1999 and 1998, respectively.

The following table contains information for loans deemed impaired:

===============================================================================================================
                                                             Net
                                                           Carrying             Specific                  Net
(Dollars in thousands)                                      Amount              Allowance               Balance
---------------------------------------------------------------------------------------------------------------
December 31, 1999
    Loans with specific allowances                         $28,779              $(10,160)               $18,619
    Loans without specific allowances                       11,978                     -                 11,978
---------------------------------------------------------------------------------------------------------------
    Total                                                  $40,757              $(10,160)               $30,597
===============================================================================================================
December 31, 1998
    Loans with specific allowances                         $56,746              $(12,775)               $43,971
    Loans without specific allowances                        4,847                     -                  4,847
---------------------------------------------------------------------------------------------------------------
    Total                                                  $61,593              $(12,775)               $48,818
===============================================================================================================

Impaired loans were classified as follows:

=================================================================================================
At December 31, (Dollars in thousands)                              1999                   1998
-------------------------------------------------------------------------------------------------
Current                                                            $12,920                $27,414
Past due                                                               248                  3,564
Nonaccrual                                                          27,589                 30,615
-------------------------------------------------------------------------------------------------
    Total                                                          $40,757                $61,593
=================================================================================================

Impaired loans totaled $40.8 million and $61.6 million at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, 19% and 15%, respectively, of impaired loans were secured by real estate. Impaired loans averaged $63.4 million in 1999, $78.6 million in 1998 and $101.3 million in 1997. During 1999, 1998, and 1997, total interest recognized on the impaired loan portfolio, on a cash basis, was $2.2 million, $5.8 million and $8.5 million, respectively.

Nonaccrual loans included as impaired loans totaled $27.6 million, $30.6 million and $10.6 million at December 31, 1999, 1998 and 1997, respectively. There were no commitments to lend additional funds on nonaccrual loans at December 31, 1999. Interest income foregone on nonaccrual loans approximated $1.2 million in 1999, $1.4 million in 1998 and $1.3 million in 1997. Payments received on nonaccrual loans were applied to principal in 1999. Interest income recognized on nonaccrual loans was approximately $1.5 million in 1998 and $0.4 million in 1997.

At December 31, 1999, 1998 and 1997, restructured loans were $4.1 million, $9.8 million and $24.0 million, respectively. At December 31, 1999, restructured loans were performing in accordance with their modified terms. At December 31, 1999, there were no commitments to lend additional funds on restructured loans. Interest recorded in 1999, 1998 and 1997 on restructured loans totaled $0.8 million, $2.2 million and $2.3 million, respectively. Interest that would have been recorded in 1999, 1998 and 1997 had the loans performed in accordance with their original terms was $0.8 million, $2.3 million and $2.3 million, respectively. The average yield on restructured loans was 10.5% for 1999, 9.27% for 1998 and 8.35% for 1997.

An effort is made to diversify risk within the loan portfolio with the objective of achieving desired rates of return and minimizing losses for the benefit of shareholders and protection of depositors. Diversification of the loan portfolio by type of loan, geographic and industry concentration also reduces the overall risk by minimizing the adverse impact of any single event or set of occurrences.

Commercial loans comprised approximately 84% and 87% of the total loan portfolio at December 31, 1999 and 1998, respectively. The Company's commercial loan portfolio is broadly diversified among many industries including entertainment, high technology, manufacturing, healthcare, real estate services and retail trade with no significant concentrations. For 1999, average loans to manufacturing, entertainment and real estate services companies each exceeded 10% of total average loans. No other single industry represents over 10% of average loans. The Company experienced loan growth across most industry sectors, with substantial growth in loans to manufacturing, entertainment, title/escrow, high technology, health care and retail trade businesses.

The Company's real estate loans, both term and construction, are secured by first deeds of trust. Term loans are distributed among a variety of projects. The majority of the Company's construction loans are to builders of moderately priced residential tract homes.

At year-end 1999, real estate loans totaling $557.3 million do not include commercial loans to real estate related customers totaling $133.9 million. At December 31, 1999, these loans consisted of the following: $53.6 million to real estate agents, operators and lessors, $3.2 million to subcontractors and developers, $41.9 million to title and escrow companies and $35.2 million to builders.

The principal amount of loans pledged to secure public deposits and a credit line with the Federal Reserve approximated $293.7 million and $231.0 million at December 31, 1999 and 1998, respectively.

NOTE (5) ALLOWANCE FOR LOAN LOSSES
A summary of activity in the allowance for loan losses for the periods indicated is presented below:

======================================================================================================================
(Dollars in thousands)                                            1999                   1998                   1997
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                      $ 62,649               $ 51,143               $ 36,051
Provision for losses                                              32,220                 33,375                 22,892
Transfer to loans held for sale                                   (4,000)                     -                      -
Provision for losses of discontinued operation                         -                      -                     (3)
Loans charged off                                                (22,751)               (23,793)               (10,365)
Recoveries on loans previously charged-off                         3,559                  1,924                  2,568
----------------------------------------------------------------------------------------------------------------------
        Net charge-offs                                         $(19,192)              $(21,869)              $ (7,800)
======================================================================================================================
        Balance, end of year                                    $ 71,677               $ 62,649               $ 51,143
======================================================================================================================

NOTE (6) PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

================================================================================================================================
At December 31,
(Dollars in thousands)                                                                          1999                      1998
--------------------------------------------------------------------------------------------------------------------------------
Land                                                                                          $  1,765                  $  1,765
Buildings & improvements                                                                         4,025                     3,980
Leasehold improvements                                                                           8,972                     9,041
Furniture, fixtures & equipment                                                                 74,492                    54,628
--------------------------------------------------------------------------------------------------------------------------------
Less: accumulated depreciation and amortization                                               $(48,009)                  (38,476)
--------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                   $ 41,245                  $ 30,938
================================================================================================================================

NOTE (7) REAL ESTATE AND OTHER ASSETS OWNED
The following table provides a summary of real estate and other assets owned ("OREO") by type of property for the periods indicated:

===============================================================================================================================
At December 31,
(Dollars in thousands)                                                                          1999                      1998
-------------------------------------------------------------------------------------------------------------------------------
Real estate owned:
     Commercial                                                                                 $935                    $1,362
     Acquisition and land development                                                              -                       255
     Single-family residential                                                                     -                       164
-------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                      $935                    $1,781
-------------------------------------------------------------------------------------------------------------------------------
Other assets owned:
     Film distribution rights                                                                      -                       528
-------------------------------------------------------------------------------------------------------------------------------
Real estate and other assets owned, gross                                                       $935                    $2,309
-------------------------------------------------------------------------------------------------------------------------------
Less: valuation allowance                                                                          -                        -
-------------------------------------------------------------------------------------------------------------------------------
Real estate and other assets owned, net                                                         $935                    $2,309
===============================================================================================================================

The following comprises net real estate and other assets owned expense (income) for the periods indicated:

================================================================================================================================
For the years ended December 31,
(Dollars in thousands)                                                             1999               1998                1997
--------------------------------------------------------------------------------------------------------------------------------
Net loss (gain) on sale of real estate and other assets owned                      $122              $(1,164)             $(352)
Valuation adjustments charged to operations                                           -                    -                556
Direct holding costs                                                                211                  175                411
--------------------------------------------------------------------------------------------------------------------------------
Net real estate and other assets owned expense (income)                            $333              $  (989)             $ 615
================================================================================================================================

The following table sets forth information regarding the Company's valuation allowance for OREO for the periods indicated:

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                             1999                1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                        $   -             $ 1,089               $  769
Provision for OREO                                                                    -                   -                  556
OREO sold / charged off                                                               -              (1,089)                (236)
--------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                              $   -             $     -               $1,089
================================================================================================================================

NOTE (8) EARNINGS PER COMMON SHARE/COMMON STOCK OUTSTANDING
Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Unallocated ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following table:

==========================================================================================================================
For the year ended December 31,                                  1999                                     1998
                                                  ----------------------------------      --------------------------------
                                                                              Per                                     Per
(Dollars in thousands, except  per share                                     Share                                   Share
 amounts)                                          Income       Shares       Amount         Income      Shares       Amount
--------------------------------------------------------------------------------------------------------------------------
Basic EPS
Net income                                        $86,826     44,949,028      $1.93        $43,748    45,994,411      $0.95

Effect of dilutive securities
  Incremental shares from outstanding
  common stock options                                         1,579,911                               1,715,177
                                                              ----------                              ----------

Diluted EPS
  Net income                                      $86,826     46,528,939      $1.87        $43,748    47,709,588      $0.92
============================================================================================================================

==========================================================================================================
For the year ended December 31,                                                      1997
                                                                          --------------------------------
                                                                                                     Per
                                                                                                    Share
(Dollars in thousands, except per share amounts)                           Income      Shares       Amount
----------------------------------------------------------------------------------------------------------
Basic EPS
  Income from continuing operations                                        $54,548    45,252,920      $1.21
  Income from discontinued operations                                          629                     0.01
                                                                           -------                  -------

  Net income                                                               $55,177                    $1.22

Effect of dilutive securities
  Incremental shares from outstanding
  common stock options                                                                 2,237,313
                                                                                      ----------

Diluted EPS
  Income from continuing operations                                        $54,548    47,490,233      $1.15
  Income from discontinued operations                                          629                     0.01
                                                                           -------                  -------

  Net income                                                               $55,177                    $1.16
===========================================================================================================

The number of shares used to compute basic and diluted income per common share has been retroactively adjusted to reflect stock splits and dividends as appropriate. On February 18, 2000, the Company paid an 8% stock dividend. The number of common shares outstanding for all periods presented has been adjusted to reflect this stock dividend. The Company paid an 8% stock dividend on March 5, 1999, and split its common stock at the ratio of one share for every two shares outstanding on February 6, 1998. In the first quarter of 1997, the Company declared and paid a 10% stock dividend.

Securities that could potentially dilute basic earnings per share in the future that were not included in the calculation of diluted earnings per share for 1999 because their effect was antidilutive totaled approximately 92,000 shares. In December 1999, the Company announced that the Board of Directors had increased the number of shares authorized for repurchase under its existing repurchase plan approved in January 1997, by 1,620,000 shares adjusted for the 8% stock dividend paid in February 2000. This action increased the total number of shares authorized for repurchase as of December 31, 1999, to 4,710,960 shares, adjusted for stock dividends and splits. As of December 31, 1999, the Company had repurchased 2,431,836 shares, adjusted for the 8% stock dividend, under the program. The stock repurchase program will reduce the shares outstanding, and shares repurchased may later be issued to the Company's employee stock ownership plan or issued under the employee stock option plan. The repurchased shares will reduce dilution from shares issued in conjunction with those plans as well as from any future stock dividends.

NOTE (9) DEPOSITS
Interest expense on time certificates of deposit with balances of $100,000 or more totaled $60.7 million in 1999, $47.5 million in 1998 and $38.5 million in 1997. Included in the Company's noninterest-bearing demand deposits are deposits of customers in the real estate services industry. While these deposits are noninterest bearing, the Company incurs customer services expense in the form of payments to third parties that provide accounting, courier and other deposit-related services for these customers. The costs associated with these deposits are included in "Customer services" in the accompanying Consolidated Statement of Income. During 1999 and 1998, the average balances of such deposit accounts were $1.3 billion and $1.4 billion, respectively.

The following table shows the time remaining to maturity of time certificates of deposit at December 31, 1999 and 1998:

=======================================================================================================================
                                                      $100,000 and over                           Under $100,000
(Dollars in thousands)                             1999              1998                   1999                 1998
-----------------------------------------------------------------------------------------------------------------------
3 months or less                                $1,129,000          $784,316              $ 93,973              $111,295
Over 3 through 6 months                            296,933           166,094                34,983                37,049
Over 6 through 12 months                           270,977            37,180                23,567                20,035
3 year through 5 years                               1,030               669                 2,074                 2,845
------------------------------------------------------------------------------------------------------------------------
     Total                                      $1,697,940          $988,259              $154,597              $171,224
========================================================================================================================

NOTE (10) SHORT-TERM BORROWINGS
The following table sets forth information with respect to Federal funds purchased and securities sold under agreements to repurchase:

============================================================================================================================
(Dollars in thousands)                                                 1999                    1998                    1997
----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                  $55,139                 $25,141                 $39,000

Weighted average interest rate, end of year                              5.12%                   4.70%                   5.39%

Average amount outstanding during the year                            $35,704                 $34,659                 $27,353

Weighted average interest rate for the year                              4.77%                   5.35%                   5.32%

Maximum amount outstanding at any month end                           $74,051                $140,850                 $80,300
=============================================================================================================================

Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities. Interest expense associated with Federal funds purchased and securities sold under repurchase agreements totaled $1.7 million, $1.9 million and $1.5 million for 1999, 1998 and 1997, respectively.

At December 31, 1999, the Company had unused borrowing capacity under Federal funds lines of $230.0 million. The Company also had approximately $86.5 million available on a credit line with the Federal Reserve at December 31, 1999. The Company incurred no commitment fees relating to short-term credit lines during 1999. Federal funds purchased and securities sold under agreements to repurchase outstanding at December 31, 1999, matured on the next business day.

The Company issues commercial paper. The following table sets forth information regarding the Company's outstanding commercial paper for the periods indicated:

====================================================================================================================================
(Dollars in thousands)                                                       1999                    1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                       $ 3,430                 $ 30,447               $15,898

Weighted average interest rate, end of year                                   4.90%                    5.01%                 5.26%

Average amount outstanding during the year                                 $19,742                 $ 24,677               $13,960

Weighted average interest rate for the year                                   5.00%                    5.33%                 5.30%

Maximum amount outstanding at any month end                                $34,774                 $ 30,812               $19,931
====================================================================================================================================


Interest expense associated with commercial paper totaled $986,000, $1.5 million and $740,000 for 1999, 1998 and 1997, respectively. Commercial paper outstanding at December 31, 1999, matured on January 5, 2000.

The Bank is a designated depository for federal tax collections ("T,T&L"). These tax collections, as set forth in the following table, bear interest at 25 basis points below the Federal funds rate:

===================================================================================================================================
(Dollars in thousands)                                                         1999                    1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         $98,094                 $  5,013              $ 1,017

Weighted average interest rate, end of year                                     3.74%                    4.54%                5.59%

Average amount outstanding during the year                                   $23,807                 $ 38,014              $34,990

Weighted average interest rate for the year                                     5.30%                    5.32%                5.35%

Maximum amount outstanding at any month end                                  $98,094                 $107,910              $97,155
====================================================================================================================================

Interest expense associated with T,T & L balances totaled $1.3 million, $2.0 million and $1.9 million for 1999, 1998 and 1997, respectively.

NOTE (11) LONG-TERM BORROWINGS
Floating Rate Notes and Fixed Rate Debentures
In 1979, the Company issued $16,500,000 of Floating Rate Notes ("the Notes") which matured and were paid off on August 1, 1999. At December 31, 1998, $1,106,000 in Notes and $999,000 in Debentures were outstanding.

In April 1999, Imperial Bank issued $100 million of 8.5%, 10-year Subordinated Capital Notes due in 2009. The original issue discount on the Notes totaled $636,000. The proceeds from the issuance were used for general corporate purposes. The notes qualify as Tier 2 capital under the capital guidelines of the Federal Reserve.

Other Borrowed Funds
In March 1999, the Company borrowed $6.0 million to fund the purchase of the Company's common stock for the ESOP. The note bears interest at the LIBOR rate plus 1%. The interest rate is reset quarterly. Principal payments in the amount of $750,000 and related interest are due quarterly through March 2001. The note had a balance of $3.8 million at December 31, 1999. Other borrowed funds includes $375,000 representing amounts due under capital lease obligations of the Company's OPAY subsidiary. The average balance of other borrowed funds for the year was $287,000 and the average rate paid was approximately 12.7%.

Capital Securities
On April 23, 1997, Imperial Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $75.0 million of 9.98% Capital Securities (the "Capital Securities") which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") together with the Capital Securities (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 9.98% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The excess of the stated redemption price at maturity of the Junior Subordinated Debentures over their original issue price resulted in an original issue discount of $1.8 million. The Junior Subordinated Debentures held by the Trust will mature on December 31, 2026, at which time the Company is obligated to redeem the Capital Securities.

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

Upon the repayment on December 31, 2026, the stated maturity date, or prepayment prior to this date of the Junior Subordinated Debentures, the proceeds from such repayment or prepayment shall be applied to redeem the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption at the applicable redemption price. At maturity, the redemption price shall equal the principal of and accrued and unpaid interest on the Junior Subordinated Debentures. Subject to the Company having received prior approval of the Board of Governors of the Federal Reserve System, if then required under applicable capital guidelines or policies of the Federal Reserve, the Junior Subordinated Debentures will be pre-payable prior to the maturity date at the option of the Company on or after June 30, 2007, in whole or in part, at a prepayment price equal to 105.113% of the principal amount thereof on the prepayment date, declining ratably on each June 30 thereafter to 100% on or after June 30, 2017, plus accrued and unpaid interest thereon to the date of pre-payment. The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities. The Company was in compliance with the provisions of the Indenture at December 31, 1999.

The unamortized discount on the Capital Securities was $1.6 million at December 31, 1999.

The Company used $67.2 million of the net proceeds from the sale of the Junior Subordinated Debentures to make additional investments in the Bank. An investment of $30.0 million was made in September 1997 and an investment of $37.2 million was made in January 1998. The remainder of the proceeds has been used to implement the Company's stock repurchase plan. The Capital Securities qualify as Tier I capital under the capital guidelines of the Federal Reserve. The net principal balance of the Capital Securities was $73.4 million at December 31, 1999.

NOTE (12) INCOME TAXES
Income tax expense is included in the accompanying Consolidated Statement of Income as follows:

==============================================================================================================
For the years ended December 31,
(Dollars in thousands)                                      1999                  1998                  1997
--------------------------------------------------------------------------------------------------------------
Income tax expense from:
     Continuing operations                                 $58,864               $28,449               $36,502
     Discontinued operations                                     -                     -                   456
--------------------------------------------------------------------------------------------------------------
           Total                                           $58,864               $28,449               $36,958
==============================================================================================================

The income tax provision in the Consolidated Statement of Income is comprised of the following current and deferred amounts:

=======================================================================================================================
For the years ended December 31,
(Dollars in thousands)                                             1999                   1998                   1997
-----------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                      $49,351               $ 29,234                $24,366
     State                                                         20,845                 10,362                  7,044
-----------------------------------------------------------------------------------------------------------------------
           Total                                                  $70,196               $ 39,596                $31,410
-----------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                      $(1,024)               (16,274)                (2,701)
     State                                                         (3,259)                (5,180)                   554
-----------------------------------------------------------------------------------------------------------------------
           Total                                                  $(4,283)              $(21,454)               $(2,147)
-----------------------------------------------------------------------------------------------------------------------
Total:
     Federal                                                       48,327                 12,960                 21,665
     State                                                         17,586                  5,182                  7,598
-----------------------------------------------------------------------------------------------------------------------
Taxes (debited) credited to shareholders' equity                   (7,049)                10,307                  7,239
-----------------------------------------------------------------------------------------------------------------------
           Total                                                  $58,864               $ 28,449                $36,502
=======================================================================================================================

The Company had a current income tax receivable of $10.6 million at December 31, 1999, and a current income tax payable of $1.5 million at December 31, 1998. The $7.0 million tax liability recorded directly to shareholders' equity in 1999 includes $7.6 million representing the increase in deferred taxes associated with the unrealized gain on securities available for sale offset in part by a net tax benefit of $531,200 associated with employee stock options and the employee stock ownership plan.

Deferred income taxes arise from differences in the timing of recognition of income and expense for tax and financial reporting purposes. The following table shows the primary components of the Company's net deferred tax asset:

===========================================================================================================
At December 31, (Dollars in thousands)                                       1999                    1998
-----------------------------------------------------------------------------------------------------------
Components of the deferred tax asset:
     Bad debt deduction                                                    $ 32,672                $ 22,699
     Deferred compensation                                                   16,377                  15,682
     State franchise taxes                                                    5,565                   2,927
     Accrued expenses                                                           903                   1,715
     Deferred gain                                                                -                   1,495
     Goodwill amortization                                                    1,204                   1,194
     Unrealized loss on securities available for sale                             -                     407
     Other                                                                    1,861                     811
-----------------------------------------------------------------------------------------------------------
           Total                                                           $ 58,582                $ 46,930
===========================================================================================================
     Valuation allowance                                                          -                       -
-----------------------------------------------------------------------------------------------------------
     Deferred tax asset, net of valuation allowance                        $ 58,582                $ 46,930
===========================================================================================================
Components of the deferred tax liability:
     Prepaid expense                                                       $   (538)               $   (722)
     Deferred loan fees                                                      (2,210)                 (1,326)
     Investment in Official Payments Corporation                            (19,404)                      -
     Investment in Imperial Credit Industries, Inc.                               -                 (21,960)
     Unrealized gain on securities available for sale                        (7,908)                      -
     Low income housing                                                        (997)                   (411)
     Other                                                                   (1,433)                   (702)
-----------------------------------------------------------------------------------------------------------
           Total                                                           $(32,490)               $(25,121)
===========================================================================================================
           Net deferred tax asset                                          $ 26,092                $ 21,809
===========================================================================================================

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

The income tax provision differs from the amount computed by applying the statutory Federal income tax rate as follows:

===========================================================================================================================
                                                          1999                      1998                       1997
---------------------------------------------------------------------------------------------------------------------------
                                                                % of                      % of                        % of
                                                               Pretax                    Pretax                      Pretax
(Dollars in thousands)                            Amount       Income        Amount      Income        Amount        Income
---------------------------------------------------------------------------------------------------------------------------
Income tax provision at statutory rate           $50,992        35.0%       $25,269       35.0%       $31,867         35.0%
(Reduction) increase in taxes resulting from:
    Tax-exempt interest                             (119)       (0.1)          (102)      (0.1)          (102)        (0.1)
    Cash surrender value of officers life
     insurance                                      (458)       (0.3)          (318)      (0.4)          (428)        (0.4)
    Appreciation of donated ICII common stock          -           -              -          -           (986)        (1.1)
    State franchise taxes, net of Federal tax
     benefit                                       8,302         5.7          5,096        7.1          6,222          6.8
    Reversal of overaccrued taxes from prior
     year                                              -           -              -          -           (410)        (0.4)
    Low income housing tax credit                 (2,165)       (1.5)        (1,854)      (2.6)             -            -
    Transaction costs-OPAY                         1,051         0.7              -          -              -            -
    Other                                          1,261         0.9            358        0.4            339          0.3
---------------------------------------------------------------------------------------------------------------------------
    Total                                        $58,864        40.4%       $28,449       39.4%       $36,502         40.1%
===========================================================================================================================

NOTE (13) EMPLOYEE BENEFIT PLANS
The Company has established the following employee benefit plans. All share amounts have been adjusted for the 8% stock dividend paid on February 18, 2000.

Imperial Bancorp Profit-Sharing and Employee Stock Ownership Plans
The Company has a noncontributory profit-sharing plan and an employee stock ownership plan ("ESOP") in which employees of the Company, Bank and certain subsidiaries are eligible to participate if they have completed 1,000 hours of employment prior to the January 1 enrollment date for a given plan year. Company contributions to the plans are discretionary.

The ESOP is externally leveraged. In March 1999, the Company borrowed $6.0 million from a correspondent bank to fund the purchase of 290,704 shares of common stock for future contribution to the ESOP. See-NOTE (11) "Long-Term Borrowings." Principal payments of $750,000 and related interest are due quarterly through March 2001. Shares are deemed to be available for release to the ESOP as quarterly loan payments are made, however, shares are actually released to the ESOP annually on December 31. For 1999, a total of 113,708 shares of Company stock, having a cost basis of $2.3 million, were released to the ESOP. Shares released to the ESOP are allocated among participants on the basis of eligible compensation in the year of allocation. Benefits become 100% vested after 5 years of credited service. Vesting accelerates upon retirement, death or disability of the participant or in the event of a change in control of the Company. Forfeitures are reallocated among remaining participants in the same proportion as contributions. Distributions may be payable upon death, retirement, disability or separation from service. Distribution of vested benefits to terminated participants are made in accordance with the report of termination form signed by the employee. Distributions are made in common stock of the Company with cash paid for fractional shares. At December 31, 1999, unearned compensation related to the ESOP of $3.7 million is reflected as a reduction of shareholders' equity in the Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income.

A summary of ESOP activity is provided in the following table:

=======================================================================
Year ended December 31,                                       1999
-----------------------------------------------------------------------
Unallocated shares at beginning of year                         -
Shares purchased                                             290,704
Shares allocated                                            (113,708)
-----------------------------------------------------------------------
Unallocated shares at end of year                            176,996
=======================================================================

The fair value of unallocated ESOP shares totaled $4.0 million at December 31, 1999.

A contribution of $1.8 million was made to the profit-sharing plan in the first quarter of 2000 for 1999 performance. Contributions to the two plans totaled $2.8 million and $3.5 million for 1998 and 1997, respectively. The trusts created by the plans held 1,659,324 and 1,571,775 shares of common stock at December 31, 1999 and 1998, respectively. The shares held by the plans represented approximately 3.7% of the Company's total shares outstanding at December 31, 1999.

Imperial Bancorp 401(k) Plan
The Company has a 401(k) Plan in which all employees of the Company, Bank and certain subsidiaries may elect to enroll each January 1 or July 1 of every year provided that they have been employed for at least six months prior to the semi-annual enrollment date. Employees may contribute up to 14% of their salaries with the Company matching 50% of any contribution, up to the first 8% of eligible earnings contributed by the employee.

Active participants on December 31 who worked 1,000 hours during the plan year are eligible to receive Company matching contributions for that year. The Company's matching contributions under the 401(k) Plan approximated $2.2 million in 1999, $1.7 million in 1998 and $1.2 million in 1997. Distributions of employee and matching contributions to terminated participants are made in accordance with the report of termination form signed by the employee in common stock of the Company with cash paid for fractional shares. The trust created by the plan held 799,967 shares at December 31, 1999, and 874,535 shares at December 31, 1998.

Supplemental Compensation Plans
Deferred Compensation Plan
In 1992, the Company adopted a Deferred Compensation Plan ("the 1992 Plan") in order to provide specified benefits to certain key employees and directors. Participants were allowed to defer portions of their compensation each plan year, subject to a minimum and a maximum dollar amount of deferral. The Company made a matching contribution of not less than 10% nor more than 50% of participants' deferrals for each plan year. The 1992 Plan expired on December 31, 1998, and participants were permitted to transfer certain compensation deferred under the plan to a second plan, the 1996 Plan, which was adopted on January 1, 1996. Balances not transferred to the 1996 Plan were paid out to the participants in accordance with the payout election made at the time they entered the Plan.

The 1996 Plan initially allowed participants to defer up to 20% of their base annual salary and 20% of their bonus. The 1996 Plan was amended effective January 1, 1999, to allow participants to defer up to 100% of their annual salary and bonus. Under the amended Plan, the Company match percentage may range from 10% to 50% of the participants' deferrals as determined by a formula based on the Company's return on shareholders' equity for a given plan year.
The Company match percentage may be zero if the Company fails to meet certain performance goals in addition to the return on equity targets established by the Deferred Compensation Plan Committee. The match percentage is applied to participants' deferrals subject to certain thresholds established by the Plan. Based on the return on equity calculation, the match percentage was 50% for 1999, 10% for 1998 and 50% for 1997.

The balance in each participants' deferred compensation account earns interest at a rate established annually. Prior to September 1, 1997, the rate of interest for both the 1992 and 1996 Plan was based upon the Moody's Seasoned Corporate Bond Rate. The Company amended both the 1992 and 1996 Plans effective September 1, 1997, to compute interest based on the 10-Year Treasury Bond Yield plus 250 basis points. The 1996 Plan was further amended for the 1999 plan year, to establish separate interest crediting rates for deferrals up to 40% of total eligible compensation and for deferrals over 40% of total eligible compensation. For 1999, the interest crediting rate on deferrals up to 40% of eligible compensation was 7.21%. The interest crediting rate on deferrals over 40% of eligible compensation was 4.75%. The latter rate is based on the Federal funds rate on the last business day of November preceding each plan year. The interest crediting rate was 8.37% for 1998 and averaged 7.89% for 1997.

The expense of funding the deferred compensation plans totaled $4.7 million, $2.3 million and $2.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Deferred compensation expense for 1999 is net of a $377,000 death benefit paid on one of the life insurance policies funding the plan.

In 1996 and 1999, the Company purchased life insurance polices on certain plan participants to fund the projected benefits payable under the deferred compensation plans. The Company is the beneficiary of the policies. Over time, increases in the cash surrender values of the life insurance policies substantially offsets the insurance premiums paid. The net expense (income) derived from the policies included in the accompanying Consolidated Statement of Income approximated $227,000, ($33,000) and ($466,000) for the years ended December 31, 1999, 1998 and 1997, respectively.

Death Benefit Only Plan
The Death Benefit Only Plan ("DBO Plan") was established in 1986 to provide certain death benefits to the Company's then Chairman and Vice Chairman, so long as they remained employed by the Company. The DBO Plan provides for lump sum payments to the estate of each individual in amounts ranging from $2.5 million in year one to $5.1 million in year fifteen, depending on the time of death. The Company purchased life insurance policies to fund the benefits payable under the plan. The benefits specified by the DBO Plan are accrued over fifteen years (expected mortality). The DBO Plan was designed such that, if the assumptions made with respect to mortality experience, policy dividends and other factors are realized, the Company will recover the costs associated with the plan including life insurance premiums and plan benefits paid. A death benefit of $3.6 million was paid in December 1994 following the death of the Vice Chairman. Income derived from increases in the cash surrender value of life insurance funding the plan exceeded the expense accrued for plan benefits by $198,000, $222,000 and $254,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Split Dollar Life Insurance Plan
In 1996, the Company established a Split Dollar Life Insurance Plan to provide certain death benefits to the estate of the Company's Chairman and his spouse. The insurance policy purchased under the plan provides for a lump sum payment to the estate of the Company's Chairman in amounts ranging from $10.5 million in year one to $5.2 million in year 26, depending on the time of death. The Company is obligated to make annual premium payments of $830,000 with respect to the policy for a twelve-year period. At the end of the thirteenth year, the Company will receive back an amount equal to the aggregate premiums plus $120,000. Increases in the cash surrender value of the insurance policy offsets the premiums paid over the life of the policy. The net income derived from the policy in the Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997 approximated $261,000, $215,000 and $99,000, respectively.

Stock Option Plans
Imperial Plan
The Company has a stock option plan for directors and certain employees. Options are granted at the market price of the Company's common stock at the date of grant, and become exercisable immediately for all directors. Options which have been granted to employees are exercisable at either 25% or 16.7% per year beginning one year after the date of grant.

A summary of changes in outstanding options is as follows:

==============================================================================================================
                                                      1999                  1998                       1997
--------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year             4,316,318              4,490,401                  5,573,046
Options granted                                      327,473              2,774,724                    446,146
Options exercised                                   (261,895)            (1,072,263)                (1,523,612)
Options canceled                                    (124,577)            (1,876,544)                    (5,179)
--------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                   4,257,319              4,316,318                  4,490,401
==============================================================================================================

There were 782,003 option shares available for future grants at December 31, 1999. Information regarding stock option activity and prices of the shares is provided in the table below:

=================================================================================================================
                                                                                                       Average
                                                       Number                Option                     Option
                                                         of               Price Range                   Price
                                                       Shares*             Per Share*                 Per Share*
-----------------------------------------------------------------------------------------------------------------
Shares under option at:
            December 31, 1999                         4,257,319           $2.08-$22.86                  $9.98
            December 31, 1998                         4,316,318           $2.07-$27.44                  $9.31
            December 31, 1997                         4,490,401           $2.08-$27.72                  $7.15
Options exercisable at:
            December 31, 1999                         3,061,836           $2.34-$22.86                  $8.53
            December 31, 1998                         2,661,927           $2.07-$27.44                  $7.93
            December 31, 1997                         2,762,908           $2.07-$26.51                  $5.84
Options exercised during the year:
            December 31, 1999                           261,895           $2.56-$15.36                  $7.40
            December 31, 1998                         1,072,263           $2.56-$10.62                  $5.06
            December 31, 1997                         1,523,612           $ 2.34-$9.48                  $3.19
-----------------------------------------------------------------------------------------------------------------
*Adjusted for stock dividends and splits.
=================================================================================================================

The weighted average fair value at the date of grant for options granted during 1999, 1998 and 1997 was $17.71, $13.09 and $9.38 per option, respectively.

The Company recorded additional shareholders' equity of $1.4 million in 1999, $2.9 million in 1998 and $4.8 million in 1997 related to the exercise of employee stock options. The Company receives a tax deduction from the exercise of non-qualified stock options for the difference between the option price and the market value of the shares issued. The tax benefit associated with shares exercised, which was recorded as a component of shareholders' equity, approximated $585,000 in 1999, $8.7 million in 1998 and $7.6 million in 1997. During 1999 and 1998, $219,000 and $1.3 million of common stock was exchanged and retired in conjunction with the exercise of stock options.

During 1998, adverse market conditions led to a drop in the Company's stock price. Options granted between October 1, 1997 and December 2, 1998, were repriced at $16.00 a share. The number of options granted was also adjusted. Recipients of option grants for 1,000-3,000 shares received repriced options for 70% of the original number of shares; recipients of option grants for over 3,000 shares received repriced options for 60% of the original number of shares; and executive officers and directors received repriced options for 50% of the original number of shares. The repriced options have a grant date of December 2, 1998, and the option vesting schedule was revised accordingly. Option holders were given the opportunity to accept the offer of repriced options or retain their original options. Options surrendered for repricing were canceled and new options issued. A total of 1.5 million options, with an average price of $24.83, were canceled and 895,995 new options were issued under the program.

OPAY Plan
In August 1999, the directors of OPAY adopted the 1999 Stock Option Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of nonstatutory stock options to employees and outside directors. A total of 6.9 million shares of OPAY common stock are reserved for issuance under the Incentive Plan, 900,000 of which are available for grants to outside directors. Options granted under the Incentive Plan may be designated as qualified or nonqualified at the discretion of OPAY's board of directors with exercise prices for incentive stock options of not less than the fair value of the underlying stock at the date of grant. Options granted under the Incentive Plan vest annually over a maximum three-year period and expire ten years from the date of grant.

A summary of OPAY's stock option activity for 1999 is provided below:

================================================================================
                                                                         1999
--------------------------------------------------------------------------------
Options outstanding, beginning of year                                         -
Options granted at fair value                                          1,495,820
Options granted at less than fair value                                4,654,923
Options exercised                                                              -
Options canceled                                                               -
--------------------------------------------------------------------------------
Options outstanding, end of year                                       6,150,743
================================================================================

There were 749,257 options available for future grants at December 31, 1999.

The following table summarizes information about OPAY's stock options outstanding as of December 31, 1999:

=================================================================================================================
                                                                                                        Average
                                                         Number                Option                    Option
                                                           of               Price Range                  Price
                                                         Shares               Per Share                 Per Share
-----------------------------------------------------------------------------------------------------------------
Shares under option at:
            December 31, 1999                          6,150,743            $1.33-$40.29               $     4.68

Options exercisable at:
            December 31, 1999                            685,161            $       1.33               $     1.33
=================================================================================================================

The weighted average fair value of options granted during the year at fair value was $9.72. The weighted average fair value of options granted during the year at less than fair value was $10.24.

The Company and OPAY use the intrinsic value-based method of accounting for employee stock-based compensation plans. Accordingly, compensation expense is not recognized in the Consolidated Financial Statements for the fair value of stock options granted when the exercise price of each option equals or exceeds the fair value of the underlying common stock. Had the Company and OPAY determined compensation expense based on the fair value at the grant date for stock options under SFAS No. 123, the Company's consolidated net income would have been reduced to the pro forma amounts indicated in the table below:

==========================================================================================================================
(Dollars in thousands, except per share amounts)                  1999                     1998                      1997
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations:
     As reported                                                $86,826                  $43,748                   $54,548
     Pro forma                                                   80,429                   41,234                    52,317
Net income:
     As reported                                                $86,826                  $43,748                   $55,177
     Pro forma                                                   80,429                   41,234                    52,946
Basic income per share from continuing operations:
     As reported                                                $  1.93                  $  0.95                   $  1.21
     Pro forma                                                     1.79                     0.90                      1.16
Basic net income per share:
     As reported                                                $  1.93                  $  0.95                   $  1.22
     Pro forma                                                     1.79                     0.90                      1.17
Diluted income per share from continuing operations:
     As reported                                                $  1.87                  $  0.92                   $  1.15
     Pro forma                                                     1.73                     0.86                      1.10
Diluted net income per share
     As reported                                                $  1.87                  $  0.92                   $  1.16
     Pro forma                                                     1.73                     0.86                      1.11
==========================================================================================================================

The fair value of each option granted by the Company and OPAY was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years presented:

===============================================================================================================
                                                        1999                     1998                      1997
---------------------------------------------------------------------------------------------------------------
Dividend yield-Company                                     -                        -                         -
Dividend yield-OPAY                                        -                        -                         -
Expected life of option (years):
       Officers-Company                                  6.7                      6.1                       6.8
       Directors-Company                                 1.8                      4.6                       2.8
       OPAY                                              4.0                      4.0                       4.0
Stock price volatility:
       Officers-Company                                   46%                      44%                       42%
       Directors-Company                                  41%                      39%                       39%
       OPAY                                               85%                       -                         -
===============================================================================================================

The risk-free interest rates used in the Black-Scholes option-pricing model were equal to comparable U.S. Treasury rates at each respective grant date. The Company used a 10-year rate for valuing officers' options and a 5-year rate for valuing directors' options based upon the respective terms of the options.

The full impact of calculating compensation expense for stock options is not reflected in the pro forma income amounts presented above because compensation expense is reflected over the vesting period of the options and excludes compensation expense for options granted prior to January 1, 1995.

NOTE (14) LOANS TO OFFICERS
Pursuant to an Employee Loan Program and under by-laws approved by shareholders in 1984, the Company had loans outstanding to certain officers and directors totaling $4.2 million and $3.4 million at December 31, 1999 and 1998, respectively. With respect to loans made to the Company's Chairman, one loan matures at the earlier of his termination of employment or January 1, 2002, and is secured by his interest in the DBO Plan. See NOTE (13) "Employee Benefit Plans." A second loan to the Company's Chairman is unsecured and matures at the earlier of his termination of employment or August 15, 2000. During 1999, loans made to officers and directors totaled $1.0 million and payments received totaled $254,000. New loans for 1999 include a $900,000 bridge loan made to an officer pending the sale of his former residence. The loan matures on or before July 27, 2000, or the earlier closing of the sale of his residence. Interest is due on the unpaid principal balance at the rate of prime plus 1%. Interest is accrued on the director loans at a rate which is equal to 60% of the average of the one-year and three-year Treasury securities rates as published in the Wall Street Journal at the end of each calendar year, to be fixed at that rate for the coming year. The rate was 2.8% for 1999 and will be 3.7% for 2000.

NOTE (15) COMMITMENTS AND CONTINGENT LIABILITIES
Financial Instruments with Off-balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate cap and floor contracts, interest rate swaps, options, and forward and financial futures contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

A summary of the contract or notional amounts of significant commitments and contingent liabilities is as follows:

========================================================================================================================
At December 31, (Dollars in thousands)                                                        1999             1998
------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                                 $3,425,853       $2,764,908
Standby letters of credit                                                                       218,139          159,811
Commercial letters of credit                                                                     59,077           81,874
When-issued securities                                                                           16,419           18,341
Asset/liability management:
   Interest rate swaps                                                                          455,788           84,000
   Interest rate caps and collars purchased                                                   1,013,163        1,025,593
   Interest rate floors purchased                                                             7,009,000        4,750,000
Trading contracts:
   Spot and forwards to purchase foreign currency                                                65,597           71,259
   Spot and forwards to sell foreign currency                                                    62,538           71,005
========================================================================================================================

The Company's net interest margin is sensitive to sudden changes in interest rates. Additionally, the majority of the Company's loans are tied to the prime rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR (London Interbank Offered Rate). The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's prime-based assets and LIBOR-correlated liabilities.

The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate caps, floors and swaps. Information concerning the Company's derivative financial instruments for the years ended December 31, 1999 and 1998, is provided in the following tables:

==================================================================================================================================
 At December 31, 1999                                                Weighted
                                                     Notional         Average
 (Dollars in thousands)                               Amount           Rate                Terms
----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
   Over the counter                                  $1,000,000        n/a        Expires March 2001.
   Over the counter                                      13,163        n/a        Expires $6.6 million March 2000 and
                                                                                  $6.6 million third quarter 2003. Contracts
                                                                                  hedge specifc lending transactions.

Interest rate floors purchased
   Exchange traded                                   $7,009,000        n/a        Expires $2 billion March 2000,  $2 billion
                                                                                  June 2000, $2 billion September 2000, and
                                                                                  $1.009 billion December 2000. The floors
                                                                                  have an average strike price of 4.63%.
Interest rate swaps
   Loans and leases:
   Pay-fixed rate                                    $   50,789        6.41%      Matures $23.2 million September 2003,
   Receive-3 month LIBOR                                 50,789        6.10%      $9.2 million March 2004, $7.3 million
                                                                                  July 2004, $6.4 million August 2004,
                                                                                  $2.4 September 2006, and $2.3 million
                                                                                  November 2006.

Deposits:
   Pay 3 month LIBOR less 10-15 basic pts            $  230,000        6.04%      $20 million matures November 2004,
   Receive-fixed rate                                   230,000        7.20%      $30 million matures October 2006,
                                                                                  $20 million matures November 2006, $35 million
                                                                                  matures June 2009, $40 million matures July 2009,
                                                                                  $15 million matures August 2009, $20 million
                                                                                  matures September 2009, $30 million matures
                                                                                  October 2009 and $20 million matures November
                                                                                  2009. The swaps are callable by the counterparty
                                                                                  six months after the effective date and semi-
                                                                                  annually thereafter.

Subordinated Capital Notes:
   Pay 3-month LIBOR                                 $  100,000        6.08%      Matures April 2009.
   Receive-fixed rate                                   100,000        6.06%

Capital securities:
   Pay 3-month LIBOR                                 $   75,000        6.35%      Matures second quarter 2007.
   Receive-fixed rate                                    75,000        7.18%
==================================================================================================================================

==================================================================================================================================
                                                             Notional               Unrealized              Unamortized
At December 31, 1999 (Dollars in thousands)                   Amount                Gain (Loss)               Premium
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
      Over the counter                                          $1,000,000                $   144                $171
      Over the counter                                              13,163                     30                   -

Interest rate floors purchased
      Exchange traded                                           $7,009,000                $   126                $411

Interest rate swaps
      Loans and leases                                          $   50,788                $   315                $  -
      Deposits                                                     230,000                 (3,040)                  -
      Subordinated Capital Notes                                   100,000                 (7,767)                680
      Capital securities                                            75,000                    112                   -
===================================================================================================================================
===================================================================================================================================
At December 31, 1998                                                       Weighted
                                                          Notional          Average
(Dollars in thousands)                                     Amount            Rate                         Terms
----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
      Over the counter                                    $1,000,000         n/a           Expires March 2001.
      Over the counter                                        25,593         n/a           Expires $9.0 million March 1999, $6.0
                                                                                           million second quarter 1999, $4.0 million
                                                                                           fourth quarter 1999 and $6.6 million
                                                                                           first quarter 2000. Contracts hedge
                                                                                           specific lending transactions.
Interest rate floors purchased
      Exchange traded                                    $4,750,000          n/a           $1.25 billion expires first quarter 1999,
                                                                                           $1.75 billion expires second and third
                                                                                           quarter 1999. The floors have an average
                                                                                           strike price of 4.0%.
Interest rate swaps
      Loans and leases:
       Pay-fixed rate                                    $    4,000         5.95%          Matures third quarter 2004.
       Receive-3 month LIBOR                                  4,000         5.31%

      Deposits:
       Pay 3 month LIBOR less 10-15 basis points         $    5,000         5.43%          Matures second quarter 1999.
       Receive-fixed rate                                     5,000         5.95%

      Capital securities:
       Pay 3-month LIBOR                                 $   75,000         5.73%          Matures second quarter 2007.
       Receive-fixed rate                                    75,000         7.18%
====================================================================================================================================

==========================================================================================================================
                                                                 Notional              Unrealized           Unamortized
At December 31, 1998 (Dollars in thousands)                       Amount               Gain (Loss)            Premium
--------------------------------------------------------------------------------------------------------------------------
Interest rate caps and collars purchased
    Over the counter                                             $1,000,000               $  454               $  353
    Over the counter                                                 25,593                  (31)

Interest rate floors purchased
    Exchange traded(1)                                           $4,750,000               $  344               $1,813


Interest rate swaps
    Loans and leases                                             $    4,000               $ (151)              $  -
    Deposits                                                          5,000                   11                  -
    Capital securities                                               75,000                9,055                  -
--------------------------------------------------------------------------------------------------------------------------

      (1) In October 1998, following a decline in the LIBOR rate, the Company sold exchange-traded floors with a notional amount totaling $4.5 billion in order to reset the strike price on the floors from 4.75% to approximately 4.00%. The $3.3 million gain on the sale of the floors was amortized over the term of the original floors and was fully amortized as of September 30, 1999 .

================================================================================

The impact of the Company's use of derivative financial instruments was a $3.1 million and $1.5 million increase in net interest income, and a 6 basis point and 3 basis point increase in net interest margin for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 1997, the Company's use of derivative financial instruments resulted in a $507,000 increase in net interest income and a 2 basis point increase in net interest margin.

Other Commitments
As of December 31, 1999 and 1998, SBA loans serviced for others approximated $153.8 million and $103.4 million, respectively. In the ordinary course of business, the Company is exposed to liability under representations and warranties made to purchasers of loans. Under certain circumstances, loans must be repurchased if there has been a breach of these representations or warranties.

Lease Commitments
The Company leases the land and buildings for certain of its premises under noncancelable operating leases which expire in various years to 2012. Lease payments, net of sublease income, charged to net occupancy expense in the Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997, totaled approximately $8.3 million, $7.9 million and $6.8 million, respectively.

Aggregate minimum rental commitments under these leases net of $344,000 of income to be received from noncancelable subleases are as follows:

=================================================================================================
(Dollars in thousands)                                                                 Amount
-------------------------------------------------------------------------------------------------
2000                                                                                  $ 8,111
2001                                                                                    8,303
2002                                                                                    7,868
2003                                                                                    7,242
2005                                                                                    6,342
Thereafter                                                                             14,138
-------------------------------------------------------------------------------------------------
Total                                                                                 $52,004
=================================================================================================

Certain of the aforementioned leases contain provisions such that the Company may at its option renew the leases at a specified rental for a specified period. Certain of the leases also contain provisions such that the Company must pay all property taxes on the premises or any increase in property taxes after specified years.

The Company has entered into long-term agreements for certain data processing and computer software products and services. These agreements expire in various years to 2002 and contain provisions that allow renewal at a specified amount for a specified period. Total expense associated with these agreements was $3.9 million in 1999, $3.7 million in 1998 and $3.3 million in 1997 and is included in data processing in the Consolidated Statement of Income.

Aggregate minimum contractual payments under these agreements are as follows:

=====================================================================
(Dollars in thousands)                                       Amount
---------------------------------------------------------------------
2000                                                       $2,786,592
2001                                                        2,786,592
2002                                                        1,625,512
---------------------------------------------------------------------
Total                                                      $7,198,696
=====================================================================

Related Party Transactions
In 1999, the Bank settled a dispute that arose in the prior year with Second Southern Corporation, a corporation owned by one of its directors. The dispute concerned the existence and content of an alleged modification to a consulting agreement dated as of November 1, 1991, relating to the formation of Imperial Credit Industries, Inc. The dispute was settled for $5.0 million, of which $3.7 million was expensed in 1999. The remainder had been expensed in prior years.

The Bank paid a $316,000 consulting fee to a director, Lee Mikles, for services provided in connection with the sale of its investment in ICII common stock. See
NOTE 18 "Imperial Credit Industries, Inc." On November 15, 1999, the Bank entered into a consulting agreement with Lee Mikles to compensate him for consulting services provided in connection with the Bank's pursuit of a public offering for Official Payments Corporation ("OPAY"). Lee Mikles was paid $2.5 million following OPAY's initial public offering in November 1999. The agreement provides that he will receive additional consulting fees of 6.5% of the first $500 million of pretax net gains realized by the Bank following the IPO and 7.5% of any such gains in excess of $500 million when, and if, realized by the Bank from the Bank's disposition of OPAY stock. See NOTE 19 "Official Payments Corporation."

Legal Action
The Company and its subsidiaries are defendants in various lawsuits arising from the normal course of business. Management believes, based upon the opinion of legal counsel, that the ultimate resolution of the pending litigation will not have a material effect upon the Company.

NOTE (16) FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS No. 107") requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans, time deposits, borrowings and various off-balance sheet items. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered to be financial instruments. For example, the value of the Company's investment in subsidiaries are not considered to be financial instruments; therefore, their values are not incorporated into the fair value estimates. Additionally, there is a value in the Company's core deposit base which is unrelated to the interest rate assumptions used to compute the fair value estimates. Such demand deposits are a significant source of low cost funds to the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Due From Banks and Federal Funds Sold and Securities Purchased Under Resale Agreements
The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

Securities Held to Maturity, Securities Available for Sale and Trading
Instruments
Fair values are based on bid prices and quotations published and/or received from securities dealers.

Loans Held for Sale
Fair value is based on quoted market prices and/or forward delivery contracts.

Loans and Leases
The fair value of the loan and lease portfolio is generally estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated using current rates for comparable instruments adjusted for credit risk factors. Expected future cash flows are estimated using maturity dates for performing loans. The fair value of nonaccrual loans not secured by real estate is estimated at 50% of book value. For nonaccrual and potential problem loans secured by real property, estimated fair value has been determined on an individual basis, considering the value of the collateral as determined by a current third party appraisal and estimated foreclosure, holding and selling costs. For consumer loans, market rates of interest are based on current market rates charged for these loans.

Deposits
The fair values for demand, savings and money market accounts are estimated at the amount payable on demand. Fair values for certificates of deposit are estimated by discounting the expected cash flows at current market rates over expected maturities.

Short-Term Borrowings
The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, federal tax collection accounts and commercial paper approximate their fair values due to the short-term nature of the borrowings.

Long-Term Borrowings
Fair value is estimated using market prices or by discounting the expected future cash flows at market rates for similar instruments trading currently.

Off-Balance Sheet Instruments
Fair values of the Company's interest rate swaps, caps, floors, futures, spot and forward contracts are based on quoted market prices. Fair values of letters of credit and commitments to extend credit are based on fees currently charged to enter into similar agreements.

The estimated fair values of the Company's financial instruments are as follows:

================================================================================================================================
                                                                                1999                             1998
                                                                                     Estimated                        Estimated
                                                                       Carrying         Fair            Carrying         Fair
At December 31, (Dollars in thousands)                                  Amount         Value             Amount         Value
--------------------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                                               $  307,770     $  307,770        $  355,317     $  355,317
Trading instruments                                                       86,540         86,540            52,971         52,971
Securities available for sale                                          1,040,285      1,040,285           694,814        694,814
Securities held to maturity                                                3,744          3,744             3,898          3,898
Federal funds sold and securities purchased under resale agreements    1,555,000      1,555,000         1,446,000      1,446,000
Loans held for sale                                                       83,044         83,613            18,287         19,416
Loans
    Commercial                                                         3,016,695      2,969,271         3,010,555      2,999,639
    Real estate term                                                     557,349        551,873           401,629        404,596
    Consumer                                                              38,104         38,055            35,354         35,235
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                                                       $3,612,148     $3,559,199        $3,447,538     $3,439,470
================================================================================================================================
     Less allowance for loan losses                                   $  (71,677)    $        -        $  (62,649)    $        -
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                        $3,540,471     $3,559,199        $3,384,889     $3,439,470
================================================================================================================================
Financial liabilities:
Deposits:
      Demand                                                          $2,538,850     $2,538,850        $3,298,070     $3,298,070
      Savings                                                             21,075         21,075            25,135         25,135
      Money market                                                     1,492,138      1,492,138         1,086,959      1,086,959
      Time deposits - under $100,000                                     154,597        154,376           171,224        171,379
      Time deposit - over $100,000                                     1,697,940      1,697,385           988,259        988,059
      Short-term borrowings                                              156,663        156,663            60,601         60,601
      Long-term borrowings
            Subordinated capital notes                                    99,411         92,843                 -              -
            ESOP borrowing                                                 3,750          3,750                 -              -
            Floating rate note and fixed rate debentures                       -              -             2,105          2,126
            Other borrowed funds                                             375            375               290            290
      Capital securities                                                  73,430         66,660            73,372         77,272
--------------------------------------------------------------------------------------------------------------------------------
Off-balance sheet financial instruments:
Asset/liability management:
Interest rate swaps (1)                                               $      680     $  (10,380)       $        -     $    8,916
Interest rate caps and collars purchased (1)                                 171            174              (353)           423
Interest rate floors purchased (1)                                           411            126            (1,813)           344
Trading contracts:
Spot and forwards to purchase foreign currency                             1,764          1,764             1,661          1,661
Spot and forwards to sell foreign currency                                (1,020)        (1,020)           (2,359)        (2,359)
Credit instruments:
Commitment to extend creit                                                     -        (51,388)                -        (41,474)
Standby letters of credit                                                      -         (3,272)                -         (2,397)
Commercial lettes of credit                                                    -           (886)                -         (1,228)
When issued securities                                                         -           (246)                -           (275)
--------------------------------------------------------------------------------------------------------------------------------
(1) Estimated fair value represents net unrealized gains (losses).
================================================================================================================================

NOTE (17) RESTRICTIONS ON CASH BALANCES
Federal Reserve Board regulations require that the Bank maintain balances on deposit with the Federal Reserve Bank to meet reserve requirements. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. In addition to reserve balances, the Bank also maintains balances with the Federal Reserve to meet operating needs. During 1999 and 1998, the Bank maintained average balances with the Federal Reserve of approximately $79.0 million and $71.1 million, respectively.

NOTE (18) IMPERIAL CREDIT INDUSTRIES, INC.
In 1999, the Company sold the remaining 8,941,106 shares it owned of Imperial Credit Industries, Inc. (Nasdaq: ICII) ("ICII") common stock. The Company sold 3,682,536 shares to ICII for $8.00 a share in May 1999 and 5,258,570 shares to an institutional investor for $6.00 a share in July 1999. The Company recorded a pretax loss on the two sales totaling $1.4 million after expenses. Expenses associated with the transactions included a $3.7 million settlement of a 1992 consulting agreement with a director.

The Company did not exercise significant control over the operations of ICII, therefore, ICII's operating results were accounted for in the Company's financial statements as an equity investment until its ownership percentage dropped below 20% following the sale of shares in May 1999. The Company's remaining shares of ICII were held as securities available for sale until they were sold in July 1999.

The Company had previously received notification from the FDIC and Federal Reserve Bank that it was in violation of banking laws and regulations with regards to its ownership of ICII common stock. The Company eliminated this violation when the ICII shares were sold.

NOTE (19) OFFICIAL PAYMENTS CORPORATION
The Company's majority-owned subsidiary, Official Payments Corporation (Nasdaq:
OPAY) ("OPAY"), completed an initial public offering ("IPO") on November 23, 1999, of 5 million shares of common stock priced at $15 per share. An underwriters' overallotment option of 750,000 shares was also exercised. As a result of the offering, the Company's ownership percentage of OPAY common stock decreased from 80% to 56.4% of total outstanding shares. At December 31, 1999, the Company owned 12,000,000 shares of OPAY's common stock. The Company recognized a $44.0 million pretax gain representing the increase in its basis in OPAY stock due to the IPO. The gain is reflected in "Gain resulting from the sale of common stock by Official Payments Corporation" in the Consolidated Statement of Income. OPAY's operating results are reported on a consolidated basis within the Company's financial statements.

OPAY is a leading provider of electronic payment options to government entities enabling customers to use their credit cards to pay, by telephone or through the internet, personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations.

NOTE (20) CAPITAL MATTERS
Imperial Bank and the Company are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum dollar amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank, as a California corporation, is limited in making distributions to its sole shareholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes, Debentures and Capital Securities also have restrictions on distributions. At December 31, 1999, the Bank could distribute up to $109.1 million to the Parent Company in the form of dividends.

As of December 31, 1999 and 1998, the then most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category under the risk-based capital guidelines.

The following table compares the Company's actual capital ratios at December 31, 1999 and 1998, to those required by regulatory agencies for capital adequacy and well capitalized classification purposes:

==================================================================================================================================
                                                                                                          To Be Well Capitalized
                                                                          For Capital Adequacy            Under Prompt Corrective
                                                 Actual                         Purposes                    Action Provisions
(Dollars in thousands)                     Amount        Ratio            Amount          Ratio           Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
Total capital (to risk-weighted
 assets):
   Company                                 $733,506       13.72%           $427,852       8.00%            $534,816      10.00%
   Bank                                     659,214       12.47%            423,062       8.00%             528,828      10.00%
Tier I capital (to risk-weighted
 assets):
   Company                                 $567,183       10.61%           $213,926       4.00%            $320,889       6.00%
   Bank                                     493,633        9.33%            211,531       4.00%             317,297       6.00%
Tier I capital (to average
 assets):
   Company                                 $567,183        9.20%           $184,987       3.00%            $308,312       5.00%
   Bank                                     493,633        8.11%            182,652       3.00%             304,420       5.00%
----------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998
Total capital (to risk-weighted
 assets):
   Company                                 $507,556       10.89%           $373,025       8.00%            $466,281      10.00%
   Bank                                     480,571       10.45%            367,968       8.00%             459,960      10.00%
Tier I capital (to risk-weighted
 assets):
   Company                                 $447,112        9.59%           $186,512       4.00%            $279,769       6.00%
   Bank                                     423,015        9.20%            183,984       4.00%             275,976       6.00%
Tier I capital (to average
 assets):
   Company                                 $447,112        8.12%           $165,147       3.00%            $275,246       5.00%
   Bank                                     423,015        7.76%            163,454       3.00%             272,423       5.00%
==================================================================================================================================

NOTE (21) QUARTERLY DATA
The following table provides the high and low prices for the Company's stock for the periods indicated. All amounts reported have been adjusted for the 8% stock dividend paid on February 18, 2000.

================================================================================================================================
                                                            1999                                             1998
                                               ---------------------------------------------------------------------------------
Stock Market Quotations                          High                      Low                    High                    Low
--------------------------------------------------------------------------------------------------------------------------------
First Quarter                                   $19.84                   $13.66                  $28.30                  $24.00
Second Quarter                                   19.73                    14.58                   27.93                   22.51
Third Quarter                                    20.61                    15.45                   26.68                   10.34
Fourth Quarter                                   24.59                    18.45                   23.51                    9.16
================================================================================================================================

Summarized quarterly financial information for the years ended December 31, 1999 and 1998, is provided in the following table:

================================================================================================================================
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
1999                                                    December 31          September 30           June 30             March 31
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                     $109,999             $ 99,147             $92,217             $87,432
Net interest income                                         72,991               68,424              65,493              62,827
Provision for loan losses                                   11,400                6,000              10,026               4,794
Noninterest income                                          74,765               16,771              36,602              21,988
Noninterest expense including minority interest             72,514               54,557              58,425              56,455
Income from continuing operations before taxes              63,842               24,638              33,644              23,566
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 37,940             $ 14,852             $19,811             $14,223
===============================================================================================================================
Basic net income per share                                $   0.85             $   0.33             $  0.44             $  0.31
Diluted net income per share                              $   0.82             $   0.32             $  0.43             $  0.30
===============================================================================================================================
1998                                                     December 31         September 30          June 30             March 31
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                     $ 94,427             $ 92,186             $90,474             $84,258
Net interest income                                         67,456               65,020              65,397              60,824
Provision for loan losses                                    7,799                5,610              14,127               5,839
Noninterest income                                          21,338              (10,626)             35,173              17,916
Noninterest expense including minority interest             51,994               55,775              59,074              50,083
Income from continuing operations before taxes              29,001               (6,991)             27,369              22,818
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 16,905             $ (3,099)            $16,567             $13,375
===============================================================================================================================
Basic net income (loss) per share                         $   0.37             $  (0.07)            $  0.36             $  0.29
Diluted net income (loss) per share                       $   0.37             $  (0.07)            $  0.34             $  0.28
===============================================================================================================================

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY)

=============================================================================================================================
Condensed Balance Sheet
At December 31, (Dollars in thousands, except share amounts)                                           1999            1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                                 $    262        $    443
Securities available for sale                                                                          28,612           5,346
Securities purchased under resale agreements from Imperial Bank                                         2,400           4,900
Loans to officers                                                                                       4,172           3,422
Investments in subsidiaries:
      Imperial Bank                                                                                   466,366         429,151
      Other subsidiaries                                                                               35,883          23,755
Other assets                                                                                           22,433          28,137
-----------------------------------------------------------------------------------------------------------------------------
            Total assets                                                                             $560,128        $495,154
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper                                                                                     $  3,430        $ 30,447
Floating rate notes and fixed rate debentures                                                               -           2,105
Junior subordinated debentures                                                                         75,701          75,642
Other borrowed funds                                                                                    3,750               -
Other liabilities                                                                                       3,840           5,138
-----------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                        $ 86,721        $113,332
=============================================================================================================================
Shareholders' equity:
      Common stock, no par 50,000,000 shares authorized;  44,903,937 shares
        at December 31, 1999, and 41,863,935 shares at December 31, 1998,                             275,062         224,433
        issued and outstanding
      Accumulated other comprehensive income, net of tax                                                9,998            (515)
      Unearned employed stock ownership plan shares; 176,996 shares                                    (3,659)              -
      Retained earnings                                                                               192,006         157,904
-----------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                              $473,407        $381,822
-----------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                              $560,128        $495,154
=============================================================================================================================

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY) continued

===================================================================================================================================
Condensed Statement of Income
For the year ended December 31, (Dollars in thousands)                      1999                    1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
      Dividends - Imperial Bank                                            $61,120                 $11,120              $ 1,120
      Dividends - Nonbank Subsidiaries                                       1,732                       -                    -
      Interest income:
             Securities available for sale                                   1,244                     971                1,327
             Securities purchased under resale agreements from
               Imperial Bank                                                   120                     366                  166
             Interest-bearing time deposit at Imperial Bank                      -                     171                2,101
             Loans to officers                                                 133                     123                  131
      Other income                                                              10                       9                    8
-----------------------------------------------------------------------------------------------------------------------------------
             Total revenue                                                  $64,359                 $12,760              $ 4,853
-----------------------------------------------------------------------------------------------------------------------------------
Expense:
     Salary                                                                    250                     211                  171
     Other employee benefits (1)                                              (342)                   (260)                (168)
     Interest expense:
          Commercial paper                                                     986                   1,315                  740
          Floating rate notes and subordinated debentures                       96                     197                  270
          Junior subordinated debentures, net                                6,381                   6,684                4,669
          ESOP borrowing                                                       278                       -                    -
     Other expense                                                             879                   1,039                  915
-----------------------------------------------------------------------------------------------------------------------------------
             Total expense                                                  $ 8,528                 $ 9,186              $ 6,597
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           55,831                   3,574               (1,744)
Applicable income tax benefit                                               (3,488)                 (3,535)              (1,522)
-----------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income (loss) of subsidiaries         59,319                   7,109                 (222)
-----------------------------------------------------------------------------------------------------------------------------------
Equity in undistributed income of subsidiaries                              27,507                  36,639               55,399
-----------------------------------------------------------------------------------------------------------------------------------
             Net income                                                     $86,826                 $43,748              $55,177
===================================================================================================================================

(1) Includes the accrual for benefit costs associated with the deferred compensation plan and DBO Plan less the increase in cash surrender value associated with the life insurance policies funding the plans (see NOTE 13 "Employee Benefit Plans").
================================================================================

NOTE (22) IMPERIAL BANCORP (PARENT COMPANY ONLY) continued

====================================================================================================================================
Condensed Statement of Cash Flows
For the year ended December 31, (Dollars in thousands)                           1999                   1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                               $  86,826              $  43,748            $  55,177
     Adjustments for non-cash charges (credits):
            Undistributed income of subsidiaries                                (27,507)               (36,639)             (55,399)
      Net change in other liabilities (1)                                         7,455                 (5,840)               3,164
      Net change in other assets                                                 (1,897)                (1,670)              (3,758)
------------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities          $  64,877              $    (401)           $    (816)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sale of securities available for sale                         266,019                492,760              231,794
    Purchase of securities available for sale                                  (285,170)              (483,694)            (232,409)
    Maturity (investment) in time deposit at Imperial Bank                            -                 37,242              (37,242)
    Investments in subsidiaries                                                 (10,818)               (40,067)             (39,179)
    Net change in securities purchased under resale agreements                    2,500                  3,025               (4,725)
    Net change in loans made to officers                                           (646)                   204                  114
------------------------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities            $ (28,115)             $   9,470            $ (81,647)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net change in commercial paper                                              (27,017)                14,549                7,887
    Retirement of floating rate notes and subordinated debentures                (2,105)                (1,152)              (1,198)
    Issuance of junior subordinated debentures                                        -                      -               75,540
    Net proceeds from exercise of employee stock options                          1,446                  2,855                2,407
    Repurchase of common stock                                                   (9,248)               (27,243)                   -
    Other                                                                           (19)                     -                    4
------------------------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities             $ (36,943)             $ (10,991)           $  84,640
------------------------------------------------------------------------------------------------------------------------------------
              Net change in cash                                              $    (181)             $  (1,922)           $   2,177
------------------------------------------------------------------------------------------------------------------------------------
              Cash, beginning of year                                               443                  2,365                  188
------------------------------------------------------------------------------------------------------------------------------------
              Cash, end of year                                               $     262              $     443            $   2,365
====================================================================================================================================
(1) The Parent Company recorded a tax benefit in shareholders' equity for its stock options of $585,000 in 1999,
    $8.7 million in 1998 and $7.6 million in 1997.
====================================================================================================================================



In 1999, 1998 and 1997, the Parent Company paid $7.7 million, $8.2 million and $5.7 million of interest, respectively. Dividends received from the Bank are subject to certain limitations. See-Note 20 Capital Matters.

NOTE 23-OPERATING SEGMENT RESULTS
The Company has identified seven principal operating segments for purposes of management reporting. Information related to the Company's remaining businesses and centralized functions has been aggregated and is included in either "Other Segments" or "Unallocated" as appropriate. The Company's management reporting is structured to support management's strategic focus on mid-sized companies, high-growth and niche markets, and new enterprises that exhibit solid growth potential.

The table presents the operating results and other key financial measures for the individual operating segments for 1999, 1998 and 1997. Operating segment results are based on the Company's internal management reporting process, which reflects allocations of the items noted below. Any future changes in the Company's management structure or reporting methodologies may result in changes in the measurement of business line results. In that case, results for prior periods would be restated for comparability.

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

A discussion of the Company's principal operating segments follows:

The Commercial Banking Division offers a wide range of credit products and financial services to mid-sized companies across a broad array of industries including manufacturing and distribution, healthcare, technology and apparel and textile. The companies served generally have sales in the $10 million to $150 million range, with the majority having sales of $10 million to $75 million. Products offered include commercial loans and lines of credit, trade finance, cash management services and a full range of deposit products. The Commercial Banking Division delivers these products and services through twelve regional offices located in the major metropolitan areas of California, and offices in Phoenix, Arizona, and Denver, Colorado.

The Special Markets Division offers credit and deposit products and services to technology, multimedia, biotechnology and other growth companies, most of which are backed by venture capital, throughout the United States. The Division has four offices in California located in Irvine, Los Angeles, Menlo Park and San Diego; and offices in key technology centers out-side of California: Denver, Colorado; Boston, Massachusetts; Austin, Texas; Reston, Virginia; and Kirkland, Washington. The Boston office also offers financing for management buy-outs, leveraged buy-outs and recapitalizations.

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

The Financial Services Division provides specialized deposit products and services to title and escrow companies, bankruptcy trustees, homeowners associations and labor unions. Through strategic alliances with software companies, the Company has participated in the development of accounting software packages that are offered to property management companies, bankruptcy trustees and title and escrow companies. Other products offered include commercial loans, cash management and lockbox services. The Division has three offices in California:
Orange County, San Francisco and San Diego. The Division also services customers in Arizona and Colorado through the Company's regional offices located in Phoenix and Denver.

Imperial Credit Industries (Nasdaq: ICII) ("ICII") is a diversified financial services company located in Torrance, California that offers a variety of commercial, real estate and consumer loan products, investment banking and asset management services. The Company held 8.9 million shares, or approximately 24.3%, of the outstanding shares of ICII as an equity investment until mid-1999 when the shares were sold.

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

OPERATING SEGMENT RESULTS

====================================================================================================================
For the year ended                                                                    Entertainment and
December 31, 1999                               Commercial     Special      Real      Independent Film    Syndicated
(Dollars in thousands)                            Banking      Markets     Estate        Production        Finance
--------------------------------------------------------------------------------------------------------------------
 Net interest income                             $   95,699    $ 45,883    $ 35,632            $ 28,484     $ 16,221
 Provision for loan losses                           13,592       4,050       1,908               2,367        4,813
 Noninterest income                                  16,085      24,882       1,293               2,326        1,579
 Noninterest expense including
     minority interest                               61,893      32,596       6,623              11,698        2,591
--------------------------------------------------------------------------------------------------------------------
 Income before taxes                                 36,299      34,119      28,394              16,745       10,396
 Income taxes                                        15,262      14,346      11,938               7,041        4,371
--------------------------------------------------------------------------------------------------------------------
 Net income                                      $   21,037    $ 19,773    $ 16,456            $  9,704     $  6,025
--------------------------------------------------------------------------------------------------------------------
 Average net loans                               $1,402,382    $538,529    $508,578            $452,852     $440,573
 Average assets                                   1,412,801     549,160     515,757             454,972      443,654
 Average deposits                                 1,296,393     782,050      15,250              88,084            -
====================================================================================================================

=============================================================================================================================
For the year ended
December 31, 1999                                Financial                      Other
(Dollars in thousands)                           Services          ICII        Segments      Unallocated     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                             $   50,810       $     -      $   12,401      $(15,395)       $  269,735
Provision for loan losses                              127             -           1,919         3,444            32,220
Noninterest income                                   4,344          3,899         93,134         2,584           150,126
Noninterest expense including
 minority interest                                  43,740          3,704         54,754        24,352           241,951
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                          11,287            195         48,862       (40,607)          145,690
Income taxes                                         4,746             82         21,595       (20,517)           58,864
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $    6,541       $    113     $   27,267      $(20,090)       $   86,826
-----------------------------------------------------------------------------------------------------------------------------
Average net loans                               $  514,315       $     -      $  128,992      $(75,272)       $3,910,949
Average assets                                     520,590         28,122      1,292,949       484,465         5,702,470
Average deposits                                 1,949,284             -         792,088        36,955         4,960,104
=============================================================================================================================

=============================================================================================================================
For the year ended                                                                        Entertainment and
December 31, 1998                                Commercial      Special          Real     Independent Film    Syndicated
(Dollars in thousands)                             Banking       Markets         Estate       Production         Finance
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                             $   89,710       $ 37,057     $   28,610      $ 29,944        $   14,788
Provision for loan losses                           15,354          7,149          2,463         2,550               944
Noninterest income                                  14,695          6,467            916         2,479             1,910
Noninterest expense including
 minority interest                                  59,265         23,859          6,233        10,581             1,975
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                 29,786         12,516         20,830        19,292            13,779
Income taxes                                        12,524          5,263          8,758         8,111             5,793
-----------------------------------------------------------------------------------------------------------------------------
Net income                                      $   17,262       $  7,253     $   12,072      $ 11,181        $    7,986
-----------------------------------------------------------------------------------------------------------------------------
Average net loans                               $1,231,975       $486,221     $  426,761      $391,275        $  414,182
Average assets                                   1,261,980        489,652        435,068       394,171           416,874
Average deposits                                 1,235,995        480,368         13,587        81,396                -
=============================================================================================================================

=============================================================================================================================
For the year ended
December 31, 1998                                 Financial                       Other
(Dollars in thousands)                            Services         ICII          Segments    Unallocated     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                             $   62,257       $    -       $   10,466      $(14,135)       $  258,697
Provision for loan losses                              614            -              937         3,364            33,375
Noninterest income                                     435        (18,205)        49,033         6,071            63,801
Noninterest expense including
 minority interest                                  45,384             -          44,811        24,818           216,926
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                          16,694        (18,205)        13,751       (36,246)           72,197
Income taxes                                         7,019         (7,655)         5,782       (17,146)           28,449
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $    9,675       $(10,550)    $    7,969      $(19,100)       $   43,748
-----------------------------------------------------------------------------------------------------------------------------
Average net loans                               $  297,909       $     -      $   71,394      $(61,334)       $3,258,383
Average assets                                     298,268         72,260      1,210,512       403,153         4,981,938
Average deposits                                 1,807,964             -         700,209        31,706         4,351,225
=============================================================================================================================

=======================================================================================================================
For the year ended                                                                    Entertainment and
December 31, 1997                               Commercial    Special       Real       Independent Film     Syndicated
(Dollars in thousands)                           Banking      Markets      Estate         Production         Finance
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                            $   75,428    $ 28,128    $ 27,081            $  22,821      $   11,007
 Provision for loan losses                           5,218       2,245      (2,473)               3,212             635
 Noninterest income                                 11,970       5,443         730                3,209             954
 Noninterest expense including
     minority interest                              50,785      17,351       6,187                7,552           2,233
-----------------------------------------------------------------------------------------------------------------------
 Income before taxes                                31,395      13,975      24,097               15,266           9,093
 Income taxes                                       13,200       5,876      10,132                6,419           3,823
-----------------------------------------------------------------------------------------------------------------------
 Net income                                     $   18,195    $  8,099    $ 13,965            $   8,847      $    5,270
-----------------------------------------------------------------------------------------------------------------------
 Average net loans                              $  947,422    $303,352    $452,164            $ 218,430      $  285,735
 Average assets                                    953,987     304,676     460,616              219,462         287,390
 Average deposits                                1,045,941     406,839       6,932               86,044               -
=======================================================================================================================
=======================================================================================================================
For the year ended
December 31, 1997                               Financial                    Other
(Dollars in thousands)                           Services      ICII       Segments        Unallocated      Consolidated
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                            $   39,284    $      -    $  8,988            $ (10,977)     $  201,760
 Provision for loan losses                             616           -       1,422               12,017          22,892
 Noninterest income                                    272      28,053      27,151                3,431          81,213
 Noninterest expense including
     minority interest                              28,027       8,676      31,616               16,604         169,031
-----------------------------------------------------------------------------------------------------------------------
 Income (loss) before taxes                         10,913      19,377       3,101              (36,167)         91,050
 Income taxes                                        4,589       8,147       1,304              (16,988)         36,502
-----------------------------------------------------------------------------------------------------------------------
 Net income (loss) from continuing
      operations                                $    6,324    $ 11,230    $  1,797            $ (19,179)      $  54,548
-----------------------------------------------------------------------------------------------------------------------
 Average net loans                              $   97,024    $      -    $ 64,322            $ (10,165)     $2,358,284
 Average assets                                     96,706      60,203     878,716              390,707       3,652,463
 Average deposits                                  993,939           -     596,288                  206       3,136,189
=======================================================================================================================

Detail of amounts included in unallocated is provided below:

============================================================================================================================
For the year ended December 31, (Dollars in thousands)                       1999                1998                1997
----------------------------------------------------------------------------------------------------------------------------
Net interest income:
      Internal funding                                                     $(13,221)           $(10,711)           $ (9,590)
      Deferred loan fees                                                     (5,066)             (5,295)             (4,161)
      Reclass of late fees and factoring interest                             2,575                   -                   -
      Other                                                                     317               1,871               2,774
----------------------------------------------------------------------------------------------------------------------------
          Total                                                            $(15,395)           $(14,135)           $(10,977)
============================================================================================================================
Loan loss provision:
      Unallocated allowance                                                $  3,483            $  2,989            $ 11,224
      Mortgage loans                                                            (39)                251                 755
      Other                                                                       -                 124                  38
----------------------------------------------------------------------------------------------------------------------------
          Total                                                            $  3,444            $  3,364            $ 12,017
============================================================================================================================
Noninterest income:
      Item processing revenue                                              $  4,119            $  3,974            $  3,915
      Reclass of late fees and factoring interest                            (2,575)                  -                   -
      Intercompany eliminations                                                (693)                  -                   -
      Other                                                                   1,733               2,097                (484)
----------------------------------------------------------------------------------------------------------------------------
          Total                                                            $  2,584            $  6,071            $  3,431
============================================================================================================================
Noninterest expense:
      Unallocated administration and operations                            $ 31,307            $ 18,750            $ 18,690
      Spin off and restructuring costs                                            -               9,421               2,341
      Formation of leasing division                                               -                 942                   -
      Deferred loan costs                                                    (4,921)             (5,131)             (4,633)
      Operating loss recovery                                                     -              (1,320)                  -
      Other                                                                  (2,034)              2,156                 206
----------------------------------------------------------------------------------------------------------------------------
          Total                                                            $ 24,352            $ 24,818            $ 16,604
============================================================================================================================

Balance Sheet:
      Unallocated average assets include the Company's cash and due from accounts with correspondent banks and the Federal Reserve, the unallocated portion of the allowance for loan losses, the balance of deferred fees and deferred taxes.  Unallocated deposit balances include official checks and Treasury, Tax and Loan accounts.
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND SHAREHOLDERS
IMPERIAL BANCORP:
We have audited the accompanying consolidated balance sheet of Imperial Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP
Los Angeles, California
January 25, 2000

DESCRIPTION OF BUSINESS
Imperial Bancorp
Imperial Bancorp ("the Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("the BHC Act"), as amended. The Company was incorporated under the laws of California on November 13, 1968, and has its principal executive offices at 9920 South La Cienega Boulevard, Inglewood, California 90301. The Company functions primarily as the sole shareholder of Imperial Bank ("the Bank") and its non-bank subsidiaries. The Company establishes the general policies and oversees the activities of the operating subsidiaries.

Imperial Bank
The Bank is engaged in general commercial banking at 15 banking offices, 12 located throughout California; in Phoenix, Arizona; Denver, Colorado and Kirkland, Washington; and emerging growth loan production offices in Irvine, Los Angeles, Menlo Park and San Diego, California; Boston, Massachusetts; Austin, Texas; Reston, Virginia; and Kirkland, Washington; as well as Small Business loan production offices nationwide. The Bank was incorporated in 1963 under the laws of the State of California and became a subsidiary of the Company in 1969.

The Bank offers a wide variety of financial products and services to its business customers including: checking accounts; savings accounts; money market deposit accounts; certificates of deposit; business and real estate loans; credit cards; ESOP financing; venture capital financing; SBA loans; accounts receivable financing; accounts receivable factoring; equipment leasing; letters of credit, foreign currency exchange and trade financing; asset management services; federal income, excise and withholding tax depository services; collection services; Mastercard and Visa depository services; payment processing services; business account reconciliation services; cash management services; automated payroll systems; and escrow and bankruptcy accounting systems. The Bank has historically directed its business development efforts toward mid-sized businesses with annual sales of between $5 million and $100 million. Additionally, the Bank has established specialized divisions to more directly serve certain market segments such as the Special Markets Division, Imperial Entertainment Group, International Banking Division, Treasury Management Division, Real Estate Lending Division, Financial Services Division, Corporate Cash Management, Small Business Lending and the Imperial Processing Division. The Bank's loans and deposits are widely diversified across a number of industries.

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

As of December 31, 1999, the Bank and its subsidiaries had total assets of $6.8 billion and total deposits of $5.9 billion. Net income for 1999 was $87.2 million.

Competition - The banking and financial services business is highly competitive in the Bank's market areas. The competitive environment is impacted by changes in regulation, technology and product delivery systems and the ongoing consolidation among financial services providers. The Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank relies on local promotional activities, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers' needs. In those instances where a customer desires a service that the Bank does not offer directly, the Bank may arrange for those services to be provided by its correspondents.

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

Imperial Bank Subsidiaries
Imperial Ventures, Inc. ("IVI") was organized in 1977 and is licensed as a small business investment company. IVI had net income of $1.6 million for 1999. At December 31, 1999, IVI had total assets of $20.4 million.

Imperial Securities Corporation ("ISC"), a registered broker dealer, engages in the purchase and resale of financial instruments to corporations, financial institutions and high net worth individuals. ISC, organized as a broker dealer in 1993, had net income of $2.2 million for 1999. At December 31, 1999, ISC had total assets of $9.9 million.

Pacific Bancard Association, Inc. ("PBA") was formed in 1976 to facilitate merchant bankcard processing activities. PBA's assets at December 31, 1999, consisted of deposits totaling $3.3 million with Imperial Bank. PBA had net income of $85,000 for 1999.

Official Payments Corporation (Nasdaq: OPAY) formerly U S Audiotex is an 56% owned subsidiary of the Bank that provides payment processing services to the IRS, government agencies and municipalities. OPAY had a net loss of $7.0 million for 1999. OPAY had a successful initial public offering in November 1999 which resulted in an after-tax gain of $19.3 million, net of transaction expenses and the Company's share of OPAY's operating losses. At December 31, 1999, OPAY had total assets of $84.6 million

Imperial Trade Services, Ltd., ("ITS") was formed in 1997. Located in Hong Kong, ITS has established a strategic alliance with an international financial institution to issue, advise and pay letters of credit in the Asian market. ITS had net income of $1,000 for 1999.

Nonbank Subsidiaries
In addition to the Bank and its subsidiaries, the Company has four wholly owned direct subsidiaries.

Imperial Bank Realty Company, Inc. ("Realty") holds leases on certain real property occupied by the Company and the Bank. Realty is responsible for purchasing, leasing and maintaining all Bank and Company operating real properties. At December 31, 1999, Realty's total assets consisted of deposits with Imperial Bank totaling $653,000. Net income for 1999 was $16,300.

Imperial Capital Trust I ("the Trust") is a statutory business trust formed in April 1997. The Trust was formed for the sole purpose of issuing 9.98% Capital Securities, which was completed in April 1997, and investing the proceeds thereof in 9.98% Junior Subordinated Debentures issued by the Company. At December 31, 1999, the Trust had assets of $76.3 million, of which $75.7 million reflects its investment in the Junior Subordinated Debentures issued by the Company. The Trust had net income of $140,300 for 1999.

Imperial Creditcorp ("ICC") seeks to generate capital appreciation through medium-term equity investments made in financial sector and emerging growth businesses. At December 31, 1999, ICC's total assets were $33.0 million. Net income for 1999 was $1.9 million.

ROC Technology, Inc., formerly Altair Corporation, acquired in September 1998, provides software systems to bankruptcy trustees and practitioners. ROC had total assets of $4.8 million at December 31, 1999, and had net income of $1.1 million for the year.

Investment in Imperial Credit Industries, Inc.
Imperial Credit Industries, Inc. ("ICII"), capitalized in late 1991, is a diversified finance company. In 1992, ICII sold 2.3 million shares of stock in an initial public offering. During the second quarter of 1993, the Bank sold 2.8 million shares of ICII common stock reducing its ownership from 72.4% at December 31, 1992, to 40.3% at December 31, 1993 and 1994. During 1995, ICII common stock was split at the ratio of three new shares for every two shares outstanding. In addition, ICII declared and paid a 10% stock dividend in February 1996 and effected a two-for-one stock split in late 1996.

In the second quarter of 1996, the Company sold 1.5 million shares of its investment in ICII. At the same time, ICII completed a secondary public offering in which 2.8 million new shares were sold to the public. During 1997, the Company sold and donated 455,000 shares of ICII stock. At December 31, 1998, the Company owned approximately 24.3% of the total ICII shares outstanding. In 1999, the Company sold the balance of 8.9 million shares of ICII and reported a pretax loss of $1.4 million.

Supervision and Regulation
Bank holding companies, banks and their nonbank subsidiaries are extensively regulated under both federal and state law. The following is not intended to be a complete description of the statutes and regulations applicable to the Company's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions. A number of changes to laws and regulations affecting the Bank and the Company and additional legislative and regulatory changes have occurred in the past several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

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

The State of California has passed interstate banking legislation. Any out-of-state bank holding company is permitted to acquire a California bank provided that reciprocal rights are granted to California bank holding companies. The Bank has established interstate offices in Arizona, Colorado and Washington.

In late 1999, the Graham, Leach, Bliley Act was enacted to adopt financial modernization and repeal the Glass-Stegall Act limitations on combinations of banking, securities and insurance activities. The BHC Act as amended creates a new regulated entity, a financial institution holding company which can engage in expanded activities under the Act. The Act still prohibits a holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in non-financial activities other than in connections with merchant banking. The Board is authorized to approve, among other things, a holding company's acquisition of control of any company engaged in activities which the Board has determined to be closely related to banking or managing or controlling banks. In making such determination, the Board is required to weigh the expected benefits of the acquisition to the public, such as greater convenience and increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The Company has received notification from the FDIC and the Federal Reserve Bank that it was in violation of banking laws and regulations with regards to its ownership of ICII common stock. In 1999, all the holdings in ICII were sold, eliminating the violation. Following the successful initial public offering of Official Payments Corporation, the Bank owns 56% of its common stock. The FDIC has determined that it is involved in permissible activity and could be held by a national bank. So long as the Bank owns over 50% of OPAY's stock or can demonstrate its ability to control OPAY and prevent it from engaging in non permissible activities, the ownership is in compliance with applicable law.

The Company and its nonbank subsidiaries are affiliates of the Bank within the meaning of the Federal Reserve Act. Under the Federal Reserve Act, there are certain restrictions on loans by the Bank to the Company and to its nonbank affiliates and all such affiliates in the aggregate, on investments by the Bank in any affiliate's securities and on the Bank taking any affiliate's securities as collateral for loans to any borrower. The Bank is subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities and the Company and all other affiliates may be subject to such restrictions. Under the BHC Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

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

The Bank, as a California corporation, is limited in making distributions to its shareholder, the Company, to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less the amount of any distributions during such period. The Indentures of the Notes, Debentures and Capital Securities also have restrictions on distributions. At December 31, 1999, the Bank could distribute up to $109.1 million to the Parent Company in the form of dividends.

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

In September 1996, Congress passed the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("the Budget Act") which provided that, among other things, Savings Association Insurance Fund ("SAIF") members and BIF members would have the same risk-based deposit insurance assessment schedule with respect to FDIC deposit insurance premiums, effective January 1, 1997, whereas previously, FDIC insurance premiums were based on the level of reserves in the BIF and the SAIF. The assessment schedule proposed by the FDIC ranges from 0% to 0.27% of deposits and is based upon the capital position and a supervisory evaluation of each institution. As of January 1, 1997, assessments were set at the following percentages of deposits:

            ==============================================================================
                                                     Group A       Group B       Group C
            ------------------------------------------------------------------------------
            Well capitalized                          0.00%         0.03%         0.17%
            Adequately capitalized                    0.03%         0.10%         0.24%
            Undercapitalized                          0.10%         0.24%         0.27%
            ==============================================================================


The Bank has been assigned the assessment risk classification of Group A and is well capitalized. As a result, its FDIC insurance premium for the semi-annual period of January to June 2000 is zero.

Prior to the enactment of the Budget Act, FDIC assessments for interest payments on bond obligations issued by the Financing Corporation ("FICO") were solely paid by SAIF member institutions. Under the Budget Act, both BIF and SAIF members now share in the cost of the FICO bond interest payments. Beginning January 1, 1997 and continuing through December 31, 1999, partial sharing occurred. During this initial period, SAIF member institutions paid 0.0630% of domestic deposits while BIF member institutions, such as the Bank, paid 0.0126% of domestic deposits. Full pro rata sharing of the FICO bond interest payments will take effect on January 1, 2000.

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

The federal bank regulatory agencies have adopted final regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guide-lines adopted are maximum loan-to-value ratios for land loans (65%), development loans (75%), construction loans (80- 85%), loans on owner occupied 1-4 family property, including home equity loans (no limit, but loans at or above 90% require private mortgage insurance), and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of non-conforming loans secured by real estate other than 1-4 family property should not exceed 30% of risk-based capital.

In a follow up to a policy statement originally issued in December 1993, on November 24, 1998, the FDIC and other regulatory agencies issued a Joint Interagency Statement ("the Statement") addressing the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances. The Statement was issued to better ensure the consistent application of loan loss accounting policy and to address regulatory concerns that loan loss allowances be based on the underlying economics of the loan portfolio and not be used as an earnings management tool. The Statement requires that federally insured depository institutions maintain an allowance for loan losses adequate to cover probable losses that exist as of the balance sheet date. While recognizing that management's process for determining allowance adequacy involves judgment and results in a range of estimated losses, the Statement requires that the determination of the allowance be based on a comprehensive, adequately documented and consistently applied analysis of the loan portfo-lio. Each depository institution must ensure that its allowance is supportable in light of disclosures made to investors in SEC filings and footnotes to financial statements. This policy has not impacted the level of the Company's allowance for loan losses.

In 1995, Federal bank regulatory agencies determined that the allowance for loan losses established pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") should be characterized as a general allowance (created against unidentified losses) rather than a specific allowance (created against identified losses). As a general allowance, the SFAS No. 114 allowance is includable in Tier 2 capital, subject to existing regulatory capital limitations.

The Bank is subject to the Community Reinvestment Act of 1977 as amended ("CRA"). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low and moderate income neighborhoods. The Bank's compliance with CRA is monitored by the FDIC, which assigns the Bank a publicly available CRA rating. An assessment of CRA compliance is required by both the FDIC and the Board in connection with applications for approval of certain activities, such as mergers with or acquisitions of other banks or bank holding companies. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the areas of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the new regulations became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria went into effect for examinations beginning on July 1, 1997. Although management cannot project the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects. The most recent examination under the current regulations found the Bank to be rated Satisfactory.

Capital Adequacy Guidelines - Risk-adjusted capital guidelines, issued by bank regulatory authorities, assign risk weighting to assets and off-balance sheet items and place increased emphasis on common equity. The guidelines currently require a minimum Tier I capital ratio of 4% and a total risk weighted capital ratio of 8% in order for an institution to be classified as adequately capitalized. Institutions which maintain a Tier I ratio of 6% and total capital ratio of 10% are defined as well capitalized. Tier I capital basically consists of common shareholders' equity and non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries minus intangible assets. The Bank's Tier I and total risk-weighted ratios at December 31, 1999, were 9.33% and 12.47%, respectively.

In addition to the risk-weighted ratios, the highest rated banks are required to maintain a minimum leverage ratio of 3%. All other banks are expected to maintain higher leverage ratios, to be determined on an individual basis. This ratio is defined as Tier I capital to average total assets for the most recent quarter. The Bank's leverage ratio at December 31, 1999, was 8.11%.

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

The Company leases office space for branch and subsidiary locations with expiration dates ranging from 1999 to 2012, exclusive of renewal options. Annual rentals, net of sublease income, for all leased premises were $8.3 million for 1999.

The Bank houses its Corporate Service Center at 2015 Manhattan Beach Boulevard, Redondo Beach, California. The property is owned by the Bank.

Directory
Imperial Bancorp, Subsidiaries and Enterprises
Imperial Bancorp and Imperial Bank Executive Offices
Century Boulevard at the San Diego Freeway
P.O. Box 92991
Los Angeles, California 90009
(310) 417-5600

Imperial Bank Realty Company, Inc.
Century Boulevard at the San Diego Freeway
P.O. Box 92991
Los Angeles, California 90009
(310) 417-5600

Imperial Creditcorp
226 Airport Parkway
San Jose, California 95110
(408) 451-8555

Official Payments Corporation
445 Park Avenue, 10th Floor
New York, New York 10022
(917) 322-2540

Roc Technology, Inc.
5757 Memorial Drive, Suite 200
Houston, Texas 77007
(800) 868-5755

Shareholder Information
Stock Listing
Imperial Bancorp
(NYSE: IMP)

Transfer Agent
American Stock Transfer and Trust Co.
40 Wall Street, 46th Floor
New York, New York 10005
(800) 937-5449

A copy of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission will be furnished without charge upon written request to the address listed below:

Imperial Bancorp
Investor Relations Department
P.O. Box 92991
Los Angeles, CA 90009-2991

Or visit our Web site at
www.imperialbank.com

Independent Auditors
KPMG LLP

Directors
George L. Graziadio, Jr.*
Chairman of the Board, President and Chief Executive Officer, Imperial Bancorp Chairman of the Board and Co-Founder, Imperial Bank

Norman P. Creighton*
Vice Chairman and Chief Executive Officer, Imperial Bank
Director, Imperial Bancorp and Imperial Bank

John A. Andreini
Chairman, Andreini & Company
Director, Imperial Bancorp and  Imperial Bank

G. Louis Graziadio, III
President, Ginarra Holdings, Inc.
Director, Imperial Bancorp

Robert L. Harris
President, Entertainment Properties Trust
Director, Imperial Bank

William L. MacDonald
President and Chief Executive Officer, Compensation Resource Group Director, Imperial Bancorp and Imperial Bank

Daniel R. Mathis*
President and Chief Operating Officer, Imperial Bank
Director, Imperial Bank

Paul A. Novelly
President, Apex Oil Co.
Director, Imperial Bancorp and Imperial Bank

Charles T. Owen
President and Publisher, San Diego Business Journal
Director, Imperial Bank

Gregg E. Tryhus
President and Owner, Grayhawk Development Company
Director, Imperial Bank

Imperial Bank Management Committee
Norman P. Creighton*
Vice Chairman and Chief Executive Officer

Daniel R. Mathis*
President and Chief Operating Officer

J. Richard Barkley
Executive Vice President and Director, Human Resources

Richard J. Casey*
Executive Vice President

H.W. Duke Chenoweth*
Executive Vice President

James R. Daley*
Executive Vice President

Dennis J. Lacey*
Executive Vice President and Chief Financial Officer

Mahlon L. Vigesaa
Executive Vice President

Stephen P. Yost*
Executive Vice President and Chief Credit Officer

Kathleen L. Berry
Executive Vice President, Real Estate Division

*Executive Committee

Imperial Bank Offices
Arizona
Phoenix
(602) 417-1100

California
Beverly Hills
(310) 281-2400

Central California - Fresno
(559) 244-3900

Downtown Los Angeles
(213) 484-3700

East Bay - Walnut Creek
(925) 941-1900

Los Angeles International Airport
(310) 417-5600

North Orange County - Orange
(714) 940-6700

Orange County - Costa Mesa
(714) 641-2200

Sacramento
(916) 491-1300

San Diego
(619) 338-1500

San Fernando Valley - Sherman Oaks
(818) 379-2901

San Francisco
(415) 954-5000

San Gabriel Valley - City of Industry
(626) 581-2000

Santa Clara Valley - San Jose
(408) 451-8508

Colorado
Denver
(303) 294-3340

Washington
Kirkland
(425) 576-2800

Emerging Growth Offices
Austin, Texas
(512) 349-2333

Boston, Massachusetts
(617) 521-9400

Irvine, California
(949) 754-5100

Kirkland, Washington
(425) 576-2800

Los Angeles, California
(310) 281-2402

Menlo Park, California
(650) 233-3000

Phoenix, Arizona
(602) 417-1100

Reston, Virginia
(703) 689-3768

San Diego, California
(858) 509-2360

Imperial Bank Divisions and Subsidiaries
Apparel and Textile Industries
(213) 484-3728
Serves the unique needs of garment industry importers, manufacturers, distributors and wholesalers.

Capital Markets
(877) 369-6620
Assists companies in meeting their financial or investment objectives and designing risk protection strategies through a variety of customizable deposit and loan products as well as financial risk management instruments.

Commercial Banking
(800) 957-8483
Serves mid-sized companies in California, Arizona and Colorado with an emphasis on wholesalers, distributors and manufacturers.

Equipment Leasing
(877) 935-3274
Provides a full range of competitive leasing products and services, including operating leases, capital leases, and vendor programs to help companies conserve capital, protect against obsolescence and increase sales.

Financial Services
(800) 376-0430
Association Bank Services
Bankruptcy Deposits
Labor Management
Special Corporate Financial Services
Title/Escrow

Offers specialized banking services to particular industries including title companies, independent escrow companies, labor management, homeowners associations, property management companies, bankruptcy trustees, law firms, the entertainment industry, emerging growth companies, trade associations and cooperatives.

Foreign Exchange
(888) 423-9242
Assists companies and financial institutions in executing payments in foreign currency and provides risk management and international payment infrastructure consulting.

Imperial Entertainment Group
(310) 281-2400

Offers a full range of business banking products customized to industry needs, especially for mid-sized entertainment companies; independent film, cable and TV producers; and multimedia software developers.

Imperial Processing
(800) 982-9091
Gaming Industry
Imperial Technology Solutions
Merchant Services
Pacific Bancard Association, Inc.

Provider of financial processing products for hospitals, dental and doctors' offices, airports, casinos, restaurants, hotels and municipalities; specializes in electronic commerce for businesses interested in expanding on the Internet.

Imperial Securities Corporation
(310) 417-5790
Provides investment services to corporate treasurers, financial institutions and high net worth clients. A subsidiary of Imperial Bank and an NASD-registered broker dealer.

International Banking
(800) 733-6545
Assists clients seeking the most cost-effective ways to manage international trade finance transactions and use all types of Letters of Credit.

Real Estate
(800) 706-3700
Residential Construction Lending
Serves the construction financing needs of residential home builders throughout California, Phoenix, Arizona, Denver, Colorado and Nevada.

Small Business Lending
(800) 633-5828

Offers SBA guaranteed loans and other financing to manufacturers, retail and service related businesses for real estate purchase or refinance, building improvement, machinery and equipment purchase, business acquisition and working capital.

Special Markets
(650) 846-6820
Emerging Growth Services
Factoring and Commercial Finance
Merchant Banking Services
Venture Capital Services
Venture Leasing
Imperial Ventures, Inc., an SBIC
Imperial Creditcorp
Provides innovative venture banking solutions for early-stage, emerging technology, Internet and e-commerce companies; factoring as an alternative source of financing to undercapitalized young companies; finances management buy-outs; banking services to venture capital funds and their partners.

Syndicated Finance
(310) 417-5600

Buys and sells syndicated commercial loans in the primary and secondary markets; also develops and manages relationships with syndicate member banks and provides administrative support services for those relationships in which Imperial Bank is the agent bank.

Treasury Management
(310) 417-5963
Assists mid-sized and large businesses to effectively and efficiently manage their cash and financial information resources.

FORM 10-K CROSS-REFERENCE INDEX

Part I                                                                                               Page
Item 1.  Business
         Financial Review                                                                            5
         Selected Statistical Information                                                            4, 6, 9-13, 17, 18-21, 31
         Market Risk                                                                                 31-32
         Description of Business                                                                     79-84
 Item 2. Properties                                                                                  84
 Item 3. Legal Proceedings                                                                           64
 Item 4. Submission of Matters to a vote of security holders*
         Executive Officers of the Registrant                                                        86
 Part II.
 Item 5. Market for Registrant's Common Equity and Related Shareholder Matters                       4, 68
 Item 6. Selected Financial Data                                                                     4
 Item 7. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                               5-35
 Item 8. Financial Statements and Supplementary Data
         Imperial Bancorp and Subsidiaries - Consolidated Financial Statements                       36-39
         Notes to Consolidated Financial Statements                                                  40-77
         Independent Auditors' Report                                                                78
         Selected Statistical Information                                                            4, 6, 9-13, 17, 18-21, 31
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure*
Part III
Item 10. Directors and Executive Officers of the Registrant**
Item 11. Executive Compensation**
Item 12. Security Ownership of Certain Beneficial Owners and Management**
Item 13. Certain Relationships and Related Transactions**
Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (a)(1) Financial Statements (See Item 8 for a listing of all financial statements).
            (2) Financial Statement Schedules All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or notes thereto.
            (3) Exhibits. See Exhibit Index on page 94.
         (b) Form 8-K filed on March 30, 1999, to record fourth quarter 1998 earnings as a matter of public record is incorporated by reference.

 _______________________________________________________________________________
* This item is omitted because it is either inapplicable or the answer thereto is in the negative.
** Incorporated by reference from the Company's proxy statement which will be filed within 120 days of fiscal year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on March 30, 2000, on its behalf by the undersigned, thereunto duly authorized.

    /s/ George L. Graziadio, Jr.
_____________________________________          March 30, 2000
George L. Graziadio, Jr.
Chief Executive Officer

      /s/ Dennis J. Lacey
_____________________________________          March 30, 2000
Dennis J.Lacey
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 30, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

    /s/ George L. Graziadio, Jr.
_____________________________________          March 30, 2000
George L. Graziadio, Jr.
Chairman of the Board, President and
Chief Executive Officer

     /s/ William L. MacDonald
_____________________________________          March 30, 2000
William L. MacDonald
Director

      /s/ Norman P. Creighton
_____________________________________          March 30, 2000
Norman P. Creighton
Director

    /s/ G. Louis Graziadio, III
_____________________________________          March 30, 2000
G. Louis Graziadio, III
Director

       /s/ John A. Andreini
_____________________________________          March 30, 2000
John A. Andreini
Director

       /s/ Paul A. Novelly
_____________________________________          March 30, 2000
Paul A. Novelly
Director

EXHIBIT INDEX

Exhibit
Number                                  Description
10.1 Asset Purchase Agreement among Union Bank of California, N.A., Imperial Trust Company and Imperial Bank (a)
10.2 Transition Agreement between Union Bank of California, N.A., Imperial Trust Company and Imperial Bank (a)
10.3 First amendment to Asset Purchase Agreement among Union Bank of California, N.A., Imperial Trust Company and Imperial Bank (b)
10.4 Termination of Consulting Agreement, Settlement and Mutual Release between Imperial Bank, Imperial Financial Group and Second Southern Corp., Ginarra Holdings, Inc. and G. Louis Graziadio dated May 17, 1999
10.5        Consulting Services Agreement between Imperial Bank and Mr. Lee E.
            Mikles dated December 10, 1999
21.1        Subsidiaries of Registrant
23.1        Independent Auditors' Consent
27.1        Financial Data Schedule





________________________________________________________________________________
(a) This exhibit is contained in Imperial Bancorp's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Commission on August 6, 1999, (Commission File No. 001-08196) and incorporated herein by reference.
(b) This exhibit is contained in Imperial Bancorp's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 10, 1999, (Commission File No. 001-08196) and incorporated herein by reference.