Form 10-Q
period 2000-03-31
IMPERIAL BANCORP
filed 2000-05-15
CIK 49899

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2000


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

Common Stock: Number of Shares of Common Stock outstanding as of May 1, 2000:
45,087,408 shares.

Debt Securities: Imperial Bank 8.5% Subordinated Capital Notes Due 2009.  As of
                 March 31, 2000, $100,000,000 in principal amount of such Notes was outstanding.

Capital Securities: 9.98% Series B Capital Securities of Imperial Capital Trust
                    I Due 2026. As of March 31, 2000, $75,000,000 in principal amount was outstanding.


The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

INDEX                                                                                               Page

     Part I

          Item 1. Financial Statements                                                                2

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               8

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                        N/A

     Part II

          Item 1. Legal Proceedings                                                                  24

          Item 2. Changes in Securities and Use of Proceeds                                          24

          Item 3. Defaults Upon Senior Securities                                                    24

          Item 4. Submission of Matters to a Vote of Security Holders                                24

          Item 5. Other Information                                                                  24

          Item 6. Exhibits and Reports on Form 8-K                                                   25

          Signatures                                                                                 25

PART I. ITEM 1.
CONSOLIDATED BALANCE SHEETS
===============================================================================================================================
Imperial Bancorp and Subsidiaries                                                             March 31,            December 31,
(Dollars in thousands)                                                                          2000                   1999
===============================================================================================================================
ASSETS
Cash and due from banks                                                                        $  410,983            $  307,770
Federal funds sold and securities purchased under resale agreements                             1,485,000             1,555,000
Trading instruments                                                                               143,157                86,540
Securities available for sale, at fair value                                                      911,904             1,040,285
Securities held to maturity (fair value of $3,702 and $3,744 for 2000 and 1999, respectively)       3,702                 3,744
Loans held for sale (fair value of $81,334 and $83,613 for 2000 and 1999, respectively)            80,148                83,044
Loans:
  Loans, net of unearned income and deferred loan fees                                          3,794,929             3,612,148
  Less allowance for loan losses                                                                  (78,528)              (71,677)
-------------------------------------------------------------------------------------------------------------------------------
     Total net loans                                                                            3,716,401             3,540,471
-------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                        46,003                41,245
Accrued interest receivable                                                                        42,447                33,565
Real estate and other assets owned, net                                                               935                   935
Deferred tax asset                                                                                 26,366                26,092
Other assets                                                                                      134,460               138,011
-------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                              $7,001,505            $6,856,702
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                                                                       $3,196,396            $2,538,850
  Savings                                                                                          23,759                21,075
  Money market                                                                                  1,269,554             1,492,138
  Time - under $100                                                                               117,062               154,597
  Time - $100 and over                                                                          1,480,428             1,697,940
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             6,087,199             5,904,600
-------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                           15,809                15,883
Income taxes payable                                                                                3,471                   -
Short-term borrowings                                                                              94,423               156,663
Long-term borrowings:
  Notes and debentures                                                                             99,427                99,411
  Other borrowed funds                                                                              3,590                 4,125
  Capital securities of subsidiary trust:
   Company-obligated mandatorily redeemable capital securities of subsidiary trust holding
   solely junior subordinated deferrable interest debentures of the Company, net                   73,444                73,430
Minority interest                                                                                  33,502                35,528
Other liabilities                                                                                  98,572                93,655
-------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          6,509,437             6,383,295
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common Stock - no par, 50,000,000 shares authorized; 44,931,945 shares at March 31, 2000, and 44,903,937 shares at
    December 31, 1999, issued and outstanding                                                     399,008               312,677
Unearned employee stock ownership plan shares: 141,289                                             (2,923)               (3,659)
Deferred stock compensation                                                                       (35,930)              (37,615)
Accumulated other comprehensive income, net of tax                                                  5,519                 9,998
Retained earnings                                                                                 126,394               192,006
-------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   492,068               473,407
-------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                $7,001,505            $6,856,702
===============================================================================================================================
See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

========================================================================================================================
Imperial Bancorp and Subsidiaries                                                                   Three months ended
                                                                                                         March 31,
(Dollars in thousands, except per share data)                                                       2000        1999
========================================================================================================================
Interest income:
   Loans                                                                                       $   90,591     $   74,587
   Trading instruments                                                                              1,698            889
   Interest-bearing deposits                                                                           95              -
   Securities available for sale                                                                   12,775          7,394
   Securities held to maturity                                                                         66             72
   Federal funds sold and securities purchased under resale agreements                             11,125          4,055
   Loans held for sale                                                                              1,462            435
------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                        117,812         87,432
------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                                        33,746         21,768
   Short-term borrowings                                                                            1,481          1,259
   Long-term borrowings                                                                             3,933          1,578
------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                        39,160         24,605
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                                78,652         62,827
Provision for loan losses                                                                          11,894          4,794
------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                                           66,758         58,033
------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                                                              1,860          1,843
   Trust fees                                                                                           -          2,215
   Gain on origination and sale of loans                                                              493          1,221
   Gain from exercise of Official Payments Corp. stock options                                        915              -
   Equity in net income of Imperial Credit Industries, Inc.                                             -          2,240
   Other service charges and fees                                                                   6,187          4,448
   Merchant and credit card fees                                                                    3,694          2,236
   International income and fees                                                                    3,928          2,800
   Gain on securities available for sale                                                            5,185              -
   Gain on trading instruments                                                                        582             19
   Gain on exercise of warrants and related sale of equity securities                               9,699          4,228
   Other income                                                                                     2,022            738
------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                                      34,565         21,988
------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salary and employee benefits                                                                    43,826         30,715
   Net occupancy expense                                                                            2,844          2,695
   Furniture and equipment                                                                          3,872          2,904
   Data processing                                                                                  2,547          2,526
   Customer services                                                                                4,453          6,351
   Professional and legal fees                                                                      2,795          2,843
   Business development                                                                             5,337          1,385
   Other expense                                                                                    9,470          7,054
------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                                     75,144         56,473
------------------------------------------------------------------------------------------------------------------------
Minority interest in loss of consolidated subsidiary                                                3,930             18
Income before income taxes                                                                         30,109         23,566
Income tax provision                                                                               10,794          9,343
------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                $   19,315     $   14,223
========================================================================================================================
     Basic earnings per share                                                                  $     0.43     $     0.31
     Diluted earnings per share                                                                      0.41           0.30
========================================================================================================================
See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

=================================================================================================================
Imperial Bancorp and Subsidiaries                                                         Three months ended
                                                                                              March 31,
(Dollars in thousands)                                                                 2000             1999
=================================================================================================================
Cash flows from operating activities:
  Net income                                                                        $    19,315      $    14,223
  Adjustments for noncash charges (credits):
    Depreciation and amortization                                                        (3,136)          (1,648)
    Provision for loan losses                                                            11,894            4,794
    Equity in net income of Imperial Credit Industries, Inc.                                  -           (2,240)
    Gain on exercise of warrants and sale of equity securities                           (9,699)          (3,952)
    Gain resulting from exercise of OPAY stock options                                      915                -
    Gain on sale of real estate and other assets owned                                        -               (1)
    Loss (gain) on sale of premises and equipment                                           344               (3)
    (Benefit) provision for deferred taxes                                                 (274)           6,110
    Gain on securities available for sale                                                (5,185)               -
    Net change in trading instruments                                                   (56,617)         (24,054)
    Net change in loans held for sale                                                     2,660            3,579
    Net change in accrued interest receivable/payable                                    (8,956)            (164)
    Net change in income taxes receivable/payable                                        14,065             (748)
    Net change in other assets/liabilities                                                 (926)         (35,260)
    Net change in minority interest                                                      (2,026)             (18)
-----------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                               (37,626)         (39,382)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from securities held to maturity                                                  42               38
  Proceeds from maturities of securities available for sale                           1,858,099        1,143,480
  Proceeds from sale of securities available for sale                                   177,625                -
  Purchase of securities available for sale                                          (1,904,593)      (1,123,627)
  Proceeds from exercise of warrants and sale of equity securities                        9,699            3,952
  Net change in Federal funds sold and securities purchased under resale agreements      70,000          688,500
  Net change in loans                                                                  (180,721)         (66,194)
  Capital expenditures                                                                   (8,673)          (3,713)
  Proceeds from sale of real estate and other assets owned                                    -              413
  Proceeds from sale of premises and equipment                                              281               25
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                            21,759          642,874
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in demand deposits, savings, and money market accounts                     437,646          185,700
  Net change in time deposits                                                          (255,047)          71,255
  Net change in short-term borrowings                                                   (62,240)          (9,687)
  Net proceeds from ESOP loan                                                                 -            5,985
  Net change in long-term borrowings                                                       (535)             (19)
  Repurchase of common stock for ESOP                                                         -           (5,985)
  Repurchase of common stock                                                             (2,109)               -
  Proceeds from exercise of employee stock options                                        1,384              166
  Other                                                                                     (20)             (18)
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                           119,079          247,397
-----------------------------------------------------------------------------------------------------------------
    Net change in cash and due from banks                                               103,212          850,889
-----------------------------------------------------------------------------------------------------------------
    Cash and due from banks, beginning of year                                          307,770          355,317
-----------------------------------------------------------------------------------------------------------------
    Cash and due from bank, end of period                                           $   410,982      $ 1,206,206
=================================================================================================================
See accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

================================================================================================================
Imperial Bancorp and Subsidiaries                                                       Three months ended
                                                                                             March 31,
(Dollars in thousands)                                                                2000             1999
----------------------------------------------------------------------------------------------------------------
Net income                                                                          $ 19,315          $ 14,223
Other comprehensive loss, net of tax:
     Reclassification adjustments for gains included
     in net income net of tax effect ($2,215)                                         (2,970)                -
     Unrealized loss on securities available for sale,
         net of tax effect of ($1,361) and ($1,608)                                   (1,509)           (2,217)
----------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                          $ 14,836          $ 12,006
================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows are presented in the same format as that used in the Company's most recently filed Report on Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.

NOTE (2) STATEMENTS OF CASH FLOWS

The following information supplements the statements of cash flows:

For the three months ended March 31, (Dollars in thousands)                             2000             1999
---------------------------------------------------------------------------------------------------------------------
Interest paid                                                                       $  39,234         $  23,178
Taxes paid                                                                                  -             3,153
Federal tax refund received                                                             8,800                 -
Significant noncash transactions:
   Loans transferred to OREO                                                                -               132
   Net change in accumulated other comprehensive income, net of tax                     4,479             2,217
=====================================================================================================================

NOTE (3) EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Unearned ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following tables for the three months ended March 31, 2000 and 1999:

======================================================================================================================
For the three months ended March 31,                           2000                                   1999
                                                 -------------------------------    ----------------------------------
                                                                          Per                                   Per
(Dollars in thousands, except per share                                  Share                                 Share
data)                                             Income     Shares      Amount       Income     Shares        Amount
----------------------------------------------------------------------------------------------------------------------
Basic EPS
   Net income                                    $19,315   44,803,200   $  0.43      $14,223    45,236,399     $ 0.31

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                     1,999,416                            1,644,359
                                                          -----------                           ----------

Diluted EPS
   Net income                                    $19,315   46,802,616   $  0.41      $14,223    46,880,759     $ 0.30

======================================================================================================================

The number of shares used to compute basic and diluted income per share for 1999 have been adjusted to reflect an 8% stock dividend paid on February 18, 2000, to shareholders of record on February 4, 2000. Securities that could potentially dilute earnings per share that were not included in the calculation of diluted earnings per share for first quarter 2000 because their effect was antidilutive totaled 9,384.

NOTE (4) OFFICIAL PAYMENTS CORPORATION
At March 31, 2000, the Company owned 12,000,000 shares, or 56.2% of total outstanding shares, of Official Payments Corporation ("OPAY") (Nasdaq: OPAY) common stock. OPAY's operating results are reported on a consolidated basis for financial reporting purposes. OPAY reported an operating loss of $8.9 million for the three months ended March 31, 2000. The Company's share of OPAY's operating loss was $5.0 million. On an after-tax basis, the Company's net income for first quarter 2000 includes a $2.7 million loss, or $0.6 a share, related to its investment in OPAY. This loss is net of a $590,600 after-tax gain related to the exercise of OPAY stock options.

During August 1999, OPAY and Imperial Bank entered into an employment agreement with Thomas R. Evans, OPAY's Chairman and Chief Executive Officer. The employment agreement provides for, among other items, Mr. Evans being granted options to purchase 1,325,460 shares of OPAY common stock at $1.33 per share. Imperial Bank guaranteed that the "value" --as defined in the agreement--of Mr. Evans vested options would be $10,000,000 on or before the third anniversary of the date of the agreement or Imperial Bank would pay Mr. Evans an amount equal to the difference between $10,000,000 and the highest value of the vested options on or before the third anniversary. OPAY recorded Mr. Evan's' stock option as unamortized stock compensation which is being amortized into income over three years. Imperial Bank consolidates its investment in OPAY and, accordingly, it records its ownership interest in OPAY's operating loss which includes the amortization expense of the Evans stock option guarantee. Approximately $1.5 million has been cumulatively amortized through March 31, 2000. The initial determination of amounts, if any, that could potentially be owed Evans cannot be determined until the first anniversary of his employment agreement (August 2000). In the event that an obligation to fund the guarantee is deemed probable, the amount of that estimated obligation over that previously recorded in consolidation will be recorded as expense and prior amortization as additional investment in OPAY, subject to a recoverability analysis.

NOTE (5) OPERATING SEGMENT RESULTS
Management of the Company, for purposes of assessing performance and allocating resources, evalutates these principal operating segments that both earn revenue and incur expenses:

     Commercial Banking - traditional banking services to mid-sized companies originated principally by direct relationships with customers

     Emerging Growth Division - venture banking for early-stage and emerging companies originated principally through relationships with venture capitalists

     Real Estate - traditional banking services to residential homebuilders originated by direct relationships with customers

     Entertainment - traditional banking services to mid-sized entertainment and independent film companies originated by direct relationships with customers

     Syndicated Finance - purchasing of nationally syndicated loans originated on an indirect basis

     SBA Division - traditional small business lending originated principally by direct relationships with customers

     Imperial Creditcorp and Imperial Ventures - bridge loans and direct equity investments in early-stage and emerging companies and equity investments in venture capital funds, each originated principally through relationships with venture capitalists

     Merchant Banking - participations in loans originated on an indirect basis

For measuring segment profitability, the company applies full absorption cost accounting and, accordingly, the costs of the following support units are allocated in full to the above operating segments:

     Treasury Management - the interest expense of the company's public debt and brokered deposits is allocated to the operating segments based upon their funding requirements

     Financial Services Division - the interest and operating cost of this Division, which offers depository services to particular industries (including escrow and title companies, bankruptcy trustees, homeowners associations and property management companies) is allocated to the operating segments based upon their funding requirements

     Operations and Administrative - the majority of the operating and administrative costs are allocated based upon usage and the remainder is allocated based upon balance sheet determinants

For reporting segment information, the company aggregates segments with similar long-term financial performance and similar economic characteristics. The company aggregates based upon similar customer origination processes:

     Commercial Banking Segment - in this aggregate segment, the Company reports on segments that originate business principally by direct relationships with customers. This segment includes Commercial Banking, Real Estate, Entertainment and SBA.

     Special Markets Segment - in this aggregate segment, the Company reports on segments that originate business principally through relationships with venture capitalists. This segment includes the Emerging Growth Division, Imperial Creditcorp and Imperial Ventures.

     Syndicated Finance Segment - in this aggregate segment, the Company reports on segments that originate business on an indirect basis through other financial institutions, principally banks. This segment includes the Syndicated Finance Division and the Merchant Banking Group.

     Other Segments - in this segment, the Company reports activities not individually material including OPAY, the Merchant Card Division, and subsidiaries of the holding company.

The segment information for the prior year has been restated to conform to the current year's presentation, including approximating the impact of using full absorption cost accounting in the prior year.

============================================================================================================================
For the three month ended
March 31, 2000                     Commercial           Special            Syndicated           Other
(Dollars in thousands)              Banking             Markets             Finance             Segments             Total
----------------------------------------------------------------------------------------------------------------------------
Net interest income             $     45,227        $     13,052         $      6,283       $     14,090       $     78,652
Provision for loan losses             10,109(1)            1,004                  331                450             11,894
Noninterest income                     6,883              16,328                  628             10,726             34,565
Noninterest expense                   29,915              10,357                1,713             29,229             71,214
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                   12,086              18,019                4,867             (4,863)            30,109
Income taxes                           4,284               6,388                1,726             (1,604)            10,794
----------------------------------------------------------------------------------------------------------------------------
Net income                      $      7,802        $     11,631         $      3,141       $     (3,259)      $     19,315
----------------------------------------------------------------------------------------------------------------------------

Average net loans               $  2,620,767        $    377,377         $    543,698       $    419,604       $  3,961,446
Average assets                     2,742,428             394,933              548,785          2,720,933          6,407,079
Average deposits                   1,565,980           1,182,167               15,164          2,729,032          5,492,343
============================================================================================================================

============================================================================================================================
For the three month ended
March 31, 1999                     Commercial         Special              Syndicated            Other
(Dollars in thousands)              Banking           Markets               Finance             Segments             Total
----------------------------------------------------------------------------------------------------------------------------
Net interest income             $     40,992        $      7,318         $      5,747       $      8,770       $     62,827
Provision for loan losses              2,774               1,972                   48                  -              4,794
Noninterest income                     3,226               4,468                  652             13,642             21,988
Noninterest expense                   25,627               6,806                1,536             22,486             56,455
----------------------------------------------------------------------------------------------------------------------------
Income before taxes                   15,817               3,008                4,815                (74)            23,566
Income taxes                           6,004               1,458                1,910                (29)             9,343
----------------------------------------------------------------------------------------------------------------------------
Net income                      $      9,813        $      1,550         $      2,905       $        (45)      $     14,223
----------------------------------------------------------------------------------------------------------------------------

Average net loans               $  2,316,039        $    337,828         $    602,160       $    497,645       $  3,753,672
Average assets                     2,336,835             347,017              606,832          2,095,923          5,386,607
Average deposits                   1,472,884             452,776               11,405          2,794,167          4,731,232
============================================================================================================================

(1) $2 million of this provision relates to a nationally syndicated credit administered in a regional office.

PART I. ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp (the "Company") as of and for the three months ended March 31, 2000. This information should be read in conjunction with the Company's 1999 consolidated financial statements and notes thereto, and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

FINANCIAL RESULTS
Net income increased 36% to $19.3 million, or $0.41 per share, for the three months ended March 31, 2000, from $14.2 million, or $0.30 a share, for the year-earlier quarter. The annualized return on average assets and average equity increased to 1.21% and 16.08%, respectively, for first quarter 2000, from 1.07% and 14.89%, respectively, for the year-earlier quarter. First quarter results reflect growth in earning assets, net interest income and noninterest income, principally from gains realized on warrants and sales of equity investments in emerging growth companies and venture capital funds, from the year-earlier quarter.

Net income includes certain amounts that management has historically viewed as other than core income. Net income for first quarter 2000 includes a $2.7 million, or $0.06 a share, net after-tax loss comprised of the company's share of Official Payment Corporation's ("OPAY") (Nasdaq: OPAY) first quarter operating losses net of a gain related to the exercise of OPAY stock options. OPAY is expected to report operating losses for the remainder of the year. Net income for first quarter 1999 includes $1.3 million, or $0.02 per share, representing the Company's equity in the net income of Imperial Credit Industries, Inc. ("ICII") (Nasdaq: ICII). Earnings per share amounts are reported on a diluted basis and reflect an 8% stock dividend paid on February 18, 2000.

First quarter results are summarized in the following tables:

======================================================================================================================
Imperial Bancorp and Subsidiaries                                          Three months ended
                                                                                March 31,
                                                  -------------------------------------------------------------------
                                                                                                   Change
(Dollars in thousands, except per share data)                2000            1999           Amount         Percent
----------------------------------------------------------------------------------------------------------------------
Interest income                                              $ 117,812        $ 87,432       $ 30,380            34.7%
Interest expense                                                39,160          24,605         14,555            59.2
----------------------------------------------------------------------------------------------------------------------
Net interest income                                             78,652          62,827         15,825            25.2
Provision for loan losses                                       11,894           4,794          7,100           148.1
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             66,758          58,033          8,725            15.0
----------------------------------------------------------------------------------------------------------------------
Noninterest income                                              34,565          21,988         12,577            57.2
Noninterest expense:
     Salaries and benefits                                      43,826          30,715         13,111            42.7
     Other noninterest expense                                  31,318          25,758          5,560            21.6
----------------------------------------------------------------------------------------------------------------------
        Total                                                   75,144          56,473         18,671            33.1
----------------------------------------------------------------------------------------------------------------------
Minority interest in loss of consolidated subsidiary             3,930              18          3,912         N/A
Income before income taxes                                      30,109          23,566          6,543            27.8
Income tax provision                                            10,794           9,343          1,451            15.5
----------------------------------------------------------------------------------------------------------------------
Net income                                                   $  19,315        $ 14,223       $  5,092            35.8%
======================================================================================================================

Core net income (1)                                          $  22,010        $ 12,968       $  9,042            69.7%
Earnings per share:
     Basic earnings per share                                $    0.43        $   0.31       $   0.12            38.7%
     Diluted earnings per share                                   0.41            0.30           0.11            36.7
     Core earnings per share                                 $    0.47        $   0.28       $   0.19            67.9
----------------------------------------------------------------------------------------------------------------------

     (1) Core net income for 2000 excludes OPAY's operating losses and the gain on the exercise of OPAY options.
         Core net income for 1999 excludes OPAY's operating losses and equity in the net income of ICII.
================================================================================

Key financial performance ratios for the three months ended March 31, 2000 and 1999, are provided in the following table:

==================================================================================================================
                                                                                           Three months ended
                                                                                                March 31,
                                                                                         2000              1999
------------------------------------------------------------------------------------------------------------------
Performance ratios
     Reported:
     Return on average assets (annualized)                                                1.21%              1.07%
     Return on average equity (annualized)                                               16.08              14.89
     Return on average earning assets (annualized)                                        1.34               1.19
     Net interest margin                                                                  5.38               5.24
     Efficiency ratio                                                                    62.90              66.56
     Average equity-to-average assets                                                     7.54               7.19
     Core:
     Core return on average assets (annualized)                                           1.40               0.98
     Core return on average equity (annualized)                                          18.32              13.53
     Core net interest margin                                                             5.37               5.24
     Core efficiency ratio                                                               57.93              68.17
Credit quality ratios
    Nonaccrual loans to total loans                                                       0.95               1.22
    Nonaccrual and restructured loans to total loans                                      1.13               1.43
    Allowance for credit losses to total loans                                            2.07               1.81
    Net charge-offs as a percentage of total average loans (annualized)                  0.50%              0.39%
==================================================================================================================

INCOME STATEMENT ANALYSIS
Net Interest Income:
The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income increased to $78.7 million for the three months ended March 31, 2000, from $62.8 million for the year-earlier quarter. Net interest income for the current quarter includes $1.1 million related to OPAY. The increase in net interest income is due to growth in average earning assets, which increased 21% to $5.9 billion for the quarter ended March 31, 2000, from $4.9 billion for the year-earlier quarter. Average loans increased $218.2 million, or 6%, to $4.0 billion for the current quarter from $3.8 billion for first quarter 1999. Loans comprised approximately 69% of average earnings assets for the current quarter compared with approximately 79% for the year-earlier quarter. The remaining increase in average earning assets from the prior year relates to increases in trading instruments and investments. Deposit growth for first quarter 2000 exceeded loan funding requirements compared to the year earlier, resulting in a decline in average loans as a percentage of average earning assets.

The following table provides information on average interest-earning assets and interest-bearing liabilities and the yields thereon for the periods indicated:

============================================================================================================================
Three months ended March 31,                                       2000                                  1999
----------------------------------------------------------------------------------------------------------------------------
                                                                  Interest                              Interest
                                                     Average      Income/     Average     Average       Income/      Average
(Dollars in thousands)                               Balance      Expense     Rate(1)     Balance       Expense      Rate(1)
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans-net of unearned income
     and deferred loan fees (2)                    $ 4,035,455   $ 90,591 (3)     9.03%   $ 3,817,300   $ 74,587 (3)    7.92%
   Trading instruments                                 114,059      1,698         5.99         66,672        889        5.41
   Interest-bearing deposits                             5,188         95         7.36              -          -           -
   Securities available for sale (4)                   874,831     12,775         5.93        611,295      7,394        4.88
   Securities held to maturity                           3,718         66         7.14          3,874         72        7.54
   Federal funds sold and securities
     purchased under resale agreements                 778,599     11,125         5.75        339,495      4,055        4.84
   Loans held for sale                                  82,044      1,462         7.17         18,597        435        9.49
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        5,893,894    117,812         8.05%     4,857,233     87,432        7.30%
----------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses                           (74,009)                               (63,628)
   Cash                                                350,222                                357,792
   Other assets                                        236,972                                235,210
                                                   -----------                            -----------
             Total assets                          $ 6,407,079                            $ 5,386,607
                                                   ===========                            ===========

Interest-bearing liabilities:
   Savings                                         $    21,429   $     94         1.76%   $    36,653   $    151        1.67%
   Money market                                      1,364,423     10,049         2.96      1,067,070      7,455        2.83%
   Time-under $100,000                                 144,319      2,000         5.57        121,571      1,769        5.90
   Time-$100,000 and over                            1,563,864     21,603         5.56      1,055,980     12,393        4.76
----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits                   3,094,035     33,746         4.39      2,281,274     21,768        3.87
----------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                               107,116      1,481         5.56        105,978      1,259        4.82
   Long-term borrowings                                103,606      2,225         8.64          2,989         49        6.65
   Capital securities                                   73,436      1,708         9.35         73,379      1,529        8.45
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   3,378,193     39,160         4.66%     2,463,620     24,605        4.05%
----------------------------------------------------------------------------------------------------------------------------
   Demand deposits                                   2,398,308                              2,449,958
   Other liabilities                                   147,465                                 85,630
   Shareholders' equity                                483,113                                387,399

          Total liabilities and
                                                   -----------                            -----------
          shareholders' equity                     $ 6,407,079                            $ 5,386,607
                                                   ===========                            ===========

Net interest income/Net interest margin                          $ 78,652         5.38%                 $ 62,827        5.24%
                                                                 ========       ======                  ========      ======
====================================================================================================================================

 (1) The yields are not presented on a tax equivalent basis as the effects of doing so would not be material.
 (2) Average loan balance includes nonaccrual loans.
 (3) Includes net loan fee income and amortization of $7.0 million and $4.9 million for the three months ended March 31, 2000 and 1999, respectively.
 (4) Average balance includes unrealized gains and losses and yield is calculated upon amortized cost.

Net interest margin increased to 5.38% and 5.24% for the three months ended March 31, 2000 and 1999, respectively. The increase in loan yields, due to increases in the prime rate, more than offset the higher rates paid on certificates of deposit. The asset-sensitive nature of the Company's balance sheet (variable rate loan portfolio funded in large part by demand deposits and fixed rate liabilities) enables the Company to benefit from increases in short-term interest rates. The average yield on loans increased to 9.03% for the three months ended March 31, 2000, from 7.92% for the year-earlier quarter. A majority of the Company's variable rate loans are tied to the prime rate. Certain loans, including entertainment loans and syndicated loans, are tied to the London Interbank Offered Rate ("LIBOR"). The prime rate averaged 8.69% for first quarter 2000 compared with 7.75% for the year-earlier quarter. Interest income for the three months ended March 31, 2000 and 1999, was reduced by approximately $525,000 and $441,000, respectively, due to interest reversals on nonaccrual loans.

The average cost of funds increased to 4.66% for the three months ended March 31, 2000, from 4.05% for the year- earlier quarter, primarily due to higher rates paid on time certificates of deposit. The average balance of time certificates of deposit ("TCD") increased to $1.7 billion for first quarter 2000 from $1.2 billion a year ago. The growth is primarily due to a $291 million increase in TCD balances generated by the Emerging Growth Division compared with a year ago, and to a $284 million increase in brokered TCD balances.

Demand deposits continue to be a significant funding source for the Company. Demand deposit balances averaged $2.4 billion for first quarter 2000 and 1999. Average demand deposits comprised 44% of total average deposits for first quarter 2000, a decrease from 52% of total average deposits for the year-earlier quarter.

The balance of long-term borrowings increased for the current quarter compared with a year earlier due to the issuance of $100 million of 8.5% Subordinated Capital Notes by Imperial Bank during the second quarter of 1999.

Management expects continued increases in net interest income and net interest margin for the remainder of 2000, assuming continued growth in loan balances and increases in market interest rates. Actual results may vary if these assumptions prove to be incorrect.

Analysis of Changes in Net Interest Income
Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in interest income and interest expense for the three months ended March 31, 2000 and 1999. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans for these computations. The table is not presented on a tax equivalent basis as the effects are not material.

========================================================================================================================
Three months ended March 31,                                                2000 over 1999

(Dollars in thousands)                               Volume          Rate            Rate/Volume               Total
------------------------------------------------------------------------------------------------------------------------
Loans                                              $    4,298     $    10,484        $     1,222             $    16,004
Trading instruments                                    63,713           9,613            (72,517)                    809
Interest-bearing deposit                                   95               -                  -                      95
Securities available for sale                         319,839         159,682           (474,140)                  5,381
Securities held to maturity                              (293)           (383)               670                      (6)
Federal funds sold and securities
 purchased under resale agreements                    528,853          76,202           (597,985)                  7,070
Loans held for sale                                   149,647         (10,724)          (137,896)                  1,027
------------------------------------------------------------------------------------------------------------------------

Total interest income                               1,066,152         244,874         (1,280,646)                 30,380
------------------------------------------------------------------------------------------------------------------------

Savings                                                   (64)              9                 (2)                    (57)
Money market                                          209,478          34,175           (241,059)                  2,594
Time-under $100,000                                    33,377          (9,901)           (23,245)                    231
Time-$100,000 and over                                601,030         209,070           (800,890)                  9,210
------------------------------------------------------------------------------------------------------------------------

Total deposit                                         843,821         233,353         (1,065,196)                 11,978
------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                   1,365          19,575            (20,718)                    222
Long-term borrowings                                  166,323           1,478           (165,625)                  2,176
Capital securities                                        120          16,491            (16,432)                    179
------------------------------------------------------------------------------------------------------------------------

Total interest expense                              1,011,629         270,897         (1,267,971)                 14,555
------------------------------------------------------------------------------------------------------------------------

Change in net interest income                      $   54,523     $   (26,023)       $   (12,675)            $    15,825
========================================================================================================================

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $4.5 million and $6.4 million for the three months ended March 31, 2000 and 1999, respectively. The net interest margin would have decreased to 5.07% and 4.71% for the same periods.

Noninterest Income:
Noninterest income increased 57% to $34.6 million for first quarter 2000, from $22.0 million for first quarter 1999. The following table summarizes noninterest income by category for the periods indicated:

=======================================================================================================================
                                                                                              Three months ended
                                                                                                    March 31,
(Dollars in thousands)                                                                       2000               1999
-----------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                                        $  1,860           $  1,843
Trust fees                                                                                        -              2,215
Gain on origination and sale of loans                                                           493              1,221
Gain from exercise of Official Payments Corp. stock options                                     915                  -
Equity in net income of Imperial Credit Industries, Inc.                                          -              2,240
Other service charges and fees                                                                6,187              4,448
Merchant and credit card fees                                                                 3,694              2,236
International income and fees                                                                 3,928              2,800
Gain on securities available for sale                                                         5,185                  -
Gain on trading instruments                                                                     582                 19
Gain on exercise of warrants and related sale of equity securities                            9,699              4,228
Other income                                                                                  2,022                738
-----------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                     34,565             21,988
-----------------------------------------------------------------------------------------------------------------------

Increases (decreases) to noninterest income:
Equity in the net income of ICII                                                                  -            (2,240)
Gain related to the exercise of Official Payments Corp. stock options                          (915)                -
OPAY noninterest income                                                                        (161)             (289)
-----------------------------------------------------------------------------------------------------------------------
Core noninterest income                                                                    $ 33,489           $19,459
=======================================================================================================================

The growth in noninterest income is largely due to increased gains realized on sales of equity securities obtained through the exercise of warrants and on sales of equity investments in emerging growth companies and venture capital funds. Gains derived from these activities increased to $15.4 million for first quarter 2000 from $4.2 million for the year-earlier quarter. For the three months ended March 31, 2000 and 1999, these gains are reflected in the noninterest income categories in the table below:

=======================================================================================================================
                                                                                              Three months ended
                                                                                                    March 31,
(Dollars in thousands)                                                                       2000               1999
-----------------------------------------------------------------------------------------------------------------------
Gain on securities available for sale                                                      $  5,710           $      -
Gain on exercise of warrants and related sale of equity securities                            9,699              4,228
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                      $ 15,409           $  4,228
=======================================================================================================================


The Company obtains rights to acquire stock (in the form of warrants) from certain customers as part of negotiated credit facilities. The receipt of warrants does not change the loan convenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonaccrual. Likewise, collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. As of April 19, 2000, the last time the Company reported on unrealized warrant gains, the Company had potential unrealized gains associated with warrants and equity positions of $31.7 million. The amount of income realized by the Company from these equity rights in future periods may vary materially from that unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. The Company is restricted from liquidating a portion of these positions, although most of these restrictions will have expired by the end of the year. The Company views this income as a growing core contributor to its noninterest income stream.

The Company experienced growth in fee income related to merchant card processing, sales of nonproprietary mutual funds and international services from the year-earlier quarter. Other income for first quarter 2000 includes a $700,000 nonrefundable fee received on an option granted to a third party to buy the charter of Crown American Bank. The option expires on July 31, 2000. The reduction in trust fee income compared with the year-earlier quarter is due to the sale of the Company's trust business in May 1999.

Noninterest Expense:
Noninterest expense before minority interest totaled $75.1 million for first quarter 2000, an increase of 33% from $56.5 million for first quarter 1999. Noninterest expense, including minority interest, increased 26% to $71.2 million for first quarter 2000, from $56.5 million a year earlier. Noninterest expense for the current year includes $5.1 million of salaries and benefits expense and $1.3 million of other expenses related to OPAY, compared with $357,000 for the year-earlier quarter.

The following table summarizes noninterest expense by category for the periods indicated:

======================================================================================================================
                                                                                             Three months ended
                                                                                                  March 31,
(Dollars in thousands)                                                                       2000          1999
----------------------------------------------------------------------------------------------------------------------
Salary and employee benefits                                                               $  43,826     $ 30,715
Net occupancy expense                                                                          2,844        2,695
Furniture and equipment                                                                        3,872        2,904
Data processing                                                                                2,547        2,526
Customer services                                                                              4,453        6,351
Professional and legal fees                                                                    2,795        2,843
Business development                                                                           5,337        1,385
Other expense, including minority interest                                                     5,540        7,036
----------------------------------------------------------------------------------------------------------------------
Total noninterest expense including minority interest                                         71,214       56,455
----------------------------------------------------------------------------------------------------------------------

Increases (decreases) to noninterest expense:
OPAY salaries and benefits                                                                    (5,069)        (260)
OPAY other noninterest expense                                                                (1,303)         (97)
----------------------------------------------------------------------------------------------------------------------
Core noninterest expense                                                                   $  64,842     $ 56,098
======================================================================================================================

Exclusive of OPAY, compensation expense is higher than the prior year due to a $5.0 million increase in incentive accruals tied to Company performance and higher commissions associated with the sale of equity securities. Increases in occupancy and business development expense compared with the prior quarter are due to the growth of the Company's operations. Customer services expense decreased to $4.5 million for the current quarter from $6.4 million a year earlier due to a decline in title and escrow deposit balances.

Income Taxes:
The Company recorded income tax expense of $10.8 million and $9.3 million for the three months ended March 31, 2000 and 1999, respectively.

On April 24, 2000, the Company formed Imperial Special Investments, Inc. ("ISII"). ISII is a closed-end, non-diversified Regulated Investment Company registered under the Investment Company Act of 1940. ISII's holdings will consist of cash, investments and loans. The formation of ISII provides the Company with the capability to raise capital in a tax efficient manner for future business opportunities if deemed necessary. The formation of ISII resulted in an estimated effective income tax rate of 35.9% for the current year compared with 40.4% for the prior year.

BALANCE SHEET ANALYSIS
Investment Securities
The following tables provide comparative period-end balances of securities held to maturity and securities available for sale for the periods indicated:

========================================================================================================================
Securities Held to Maturity                                                  Gross          Gross
                                                          Amortized       Unrealized      Unrealized         Fair
(Dollars in thousands)                                      Cost             Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------
March 31, 2000
     Industrial development bonds                         $   3,702       $      -         $      -        $   3,702
------------------------------------------------------------------------------------------------------------------------
     Total                                                $   3,702       $      -         $      -        $   3,702
========================================================================================================================
December 31, 1999
     Industrial development bonds                         $   3,744       $      -         $      -        $   3,744
------------------------------------------------------------------------------------------------------------------------
     Total                                                $   3,744       $      -         $      -        $   3,744
========================================================================================================================

========================================================================================================================
Securities Available for Sale                                                Gross          Gross
                                                          Amortized       Unrealized      Unrealized         Fair
(Dollars in thousands)                                      Cost             Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------
March 31, 2000
     U.S. Treasury and federal agencies                   $  765,867             -         $ (5,882)      $  759,985
     Mutual funds                                             39,134             -                -           39,134
     Other securities                                         97,330        15,455                -          112,785
------------------------------------------------------------------------------------------------------------------------
     Total                                                $  902,331      $ 15,455         $ (5,882)      $  911,904
========================================================================================================================
December 31, 1999
     U.S. Treasury and federal agencies                   $  678,462      $      -         $ (4,322)      $  674,140
     Commercial Paper                                        228,670             -                -          228,670
     Mutual funds                                             92,184             -                -           92,184
     Other securities                                         23,718        21,573                -           45,291
------------------------------------------------------------------------------------------------------------------------
     Total                                                $1,023,034      $ 21,573         $ (4,322)      $1,040,285
========================================================================================================================

Gross gains totaling $5.7 million and gross losses totaling $525,000, respectively, were realized on sales of securities available for sale during the three months ended March 31, 2000. The gains on sales of equity securities available for sale arose from sales of equity securities obtained through the exercise of warrants.

Loans held for sale
Loans held for sale totaled $80.1 million, $83.0 million and $14.7 million at March 31, 2000, December 31, 1999, and March 31, 1999, respectively. The increase in loans held for sale at March 31, 2000, compared with a year ago reflects the reclassification of the loans of the Lewis Horwitz Organization ("LHO") to the held for sale category. These loans were reclassified in October 1999 following finalization of an agreement to sell the loans to ICII at a fixed price (effectively the book value less the allocated allowance less the interest spread over the sale period as defined in the agreement) over a 15-month period. Subsequent to quarter end, ICII purchased $30.8 million of LHO loans from Imperial Bank. At May 5, 2000, the balance of LHO loans held for sale was $22.7 million. The balance of loans made to ICII by Imperial Bank to facilitate their purchase of LHO loans was $8.2 million as of May 5, 2000. Management expects the remaining loans to be either paid by the borrowers in the normal course of business or purchased by ICII on or before December 29, 2000.

Loans
The following table provides a summary of loans by category for the periods indicated:

========================================================================================================================
(Dollars in thousands)                  March 31, 2000             December 31, 1999         March 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                            Balance      Percent      Balance       Percent      Balance       Percent
Commercial                                 $ 3,107,232     81.88%    $ 3,016,695       83.52%   $ 3,027,969       86.15%
Loan secured by real estate:
    Real estate term loans                      98,110      2.59         100,012        2.77        140,138        3.99
    Residential tract construction loans       550,779     14.51         457,337       12.66        312,041        8.88
    Consumer loans                              38,808      1.02          38,104        1.05         34,560        0.98
------------------------------------------------------------------------------------------------------------------------
Gross loans                                  3,794,929    100.00%      3,612,148      100.00%     3,514,708      100.00%
Less allowance for loan losses                 (78,528)                  (71,677)                   (63,732)
------------------------------------------------------------------------------------------------------------------------
    Total loans                            $ 3,716,401               $ 3,540,471                $ 3,450,976
========================================================================================================================

Total loans grew to $3.8 billion at March 31, 2000, an increase of approximately 5% from $3.6 billion at December 31, 1999, and an increase of 8% from March 31, 1999. For purposes of these comparisons, total loans at March 31, 2000, excludes the LHO loans transferred to the held for sale category as discussed above. At March 31, 1999, LHO loans included in commercial loans totaled $95.6 million.

The increase in average loan balances outstanding to $4.0 billion for the current quarter from $3.8 billion for the year-earlier quarter was driven by growth in loans to middle market and real estate services companies, net of a decline in syndicated loans. The commercial loan portfolio remains broadly diversified among many industries including manufacturing, entertainment, real estate services, high technology, venture capital backed emerging growth companies, retail trade and professional services. Management anticipates loan growth in the 15% range for the remainder of the year.

ASSET QUALITY
Nonaccrual Loans, Restructured Loans and Real Estate and Other Assets Owned Nonaccrual loans, which include loans 90 days or more past due, totaled $35.9 million, or 0.95% of total loans, at March 31, 2000, compared with $ 27.6 million, or 0.76% of total loans, at December 31, 1999, and $43.0 million, or 1.22% of total loans, at March 31, 1999. Nonaccrual loans at March 31, 2000 include an $8.8 million syndicated national credit to a worker's compensation insurance company to finance an acquisition. An unsuccessful integration of this acquisition resulted in substantial difficulty for the borrower. Management has allocated a $7.4 million specific allowance to this credit. Although this is a syndicated credit, the Company administers the loan in its Commercial Banking Division due to a deposit relationship. The remaining nonaccrual loans at quarter end consisted of commercial loans individually no greater than $3 million.

The Company's primary focus has been to establish strong commercial banking relationships with borrowers that enhance its deposit base and generate fee income in addition to yielding interest income through credit products. When deposit growth from title and escrow customers outpaced relationship-based loan growth in 1998, the Company invested a portion of this liquidity in syndicated national credits to maximize net interest income. Recognizing that purchased loans provide no supplemental noninterest income and that these credits cannot be monitored as closely as companies with which the Company has a direct relationship, management is emphasizing relationship-based loans and, accordingly, does not plan on increasing its syndicated loan portfolio.

Loans totaling $20.0 million were placed on nonaccrual status during the first quarter, partially offset by $5.4 million in charge-offs, $5.1 million in payments and $1.2 million in loans returned to accrual status. The Company's focus on business customers generates a relatively large average loan size that contributes to the variability of its nonaccrual asset totals. Management expects that reported loan charge-offs for the second quarter of year 2000 will significantly increase over that reported for the current quarter principally due to the disposition of the substantially reserved nationally syndicated credit discussed above and that it may also increase as a result of other nationally syndicated credits that the agent banks have only recently informed the company about the borrowers' expected difficulties in making future payments of principal and interest. Increases in loan charge-offs will result in increases in the provision for loan losses.

Restructured loans, loans that have had their original terms modified, totaled $6.9 million, $4.1 million and $7.3 million at March 31, 2000, December 31, 1999, and March 31, 1999, respectively. The net increase in restructured loans since December 31, 1999, is due to the addition of one $3.7 million commercial loan net of $0.9 million in payments received on existing restructured loans. All restructured loans were performing in accordance with their modified terms as of March 31, 2000.

Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for write-downs on OREO. OREO, net of valuation allowances, totaled $935,000, $935,000 and $2.0 million at March 31, 2000, December 31, 1999 and
March 31, 1999, respectively. There were no sales or additions to OREO during the quarter ended March 31, 2000.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned for the periods indicated:

========================================================================================================================
                                                   Mar. 31,      Dec. 31,      Sept. 30,      June 30,      March 31,
(Dollars in thousands)                               2000          1999           1999          1999          1999
------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                        $  35,408     $  27,020      $  31,630     $  39,032     $  31,348
   Real estate                                             480           569            496        10,576        11,604
   Consumer                                                  -             -              -             -             -
   Loans held for sale at fair market value                  -             -         10,909             -             -
------------------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                            35,888        27,589         43,035        49,608        42,952
========================================================================================================================
Restructured loans                                       6,914         4,081          4,640         5,704         7,287
========================================================================================================================
Real estate and other assets owned:
   Real estate and other assets owned, gross               935           935          1,237         1,741         2,023
   Less valuation allowance                                  -             -              -             -             -
------------------------------------------------------------------------------------------------------------------------
      Real estate and other assets owned, net              935           935          1,237         1,741         2,023
------------------------------------------------------------------------------------------------------------------------
         Total                                       $  43,737     $  32,605      $  48,912     $  57,053     $  52,262
========================================================================================================================

All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. Impaired loans on accrual status must meet the criteria of all payments being current and the loan underwriting must support the debt service requirements. Factors that contribute to a performing loan being classified as impaired include substantial doubt about the ability of the borrower to make all principal and interest payments under the original terms of the loan, a below market interest rate, delinquent taxes and debts to other lenders that cannot be serviced from existing cash flow.

The following table contains information for loans classified as impaired:

=======================================================================================================================
                                                                            Net
                                                                          Carrying        Specific            Net
(Dollars in thousands)                                                     Value          Allowance         Balance
-----------------------------------------------------------------------------------------------------------------------
March 31, 2000
   Loans with specific allowances                                        $   40,071      $   (16,656)       $   23,415
   Loans without specific allowances                                         11,917                -            11,917
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                 $   51,988      $   (16,656)       $   35,332
=======================================================================================================================
December 31, 1999
   Loans with specific allowances                                        $   28,779      $   (10,160)       $   18,619
   Loans without specific allowances                                         11,978                -            11,978
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                 $   40,757      $   (10,160)       $   30,597
=======================================================================================================================

Impaired loans were classified as follows:

=======================================================================================================================
                                                                                        March 31,       December 31,
(Dollars in thousands)                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------------
Current                                                                                $    16,100       $   12,920
Past due                                                                                         -              248
Nonaccrual                                                                                  35,888           27,589
-----------------------------------------------------------------------------------------------------------------------
   Total                                                                               $    51,988       $   40,757
=======================================================================================================================


Loans classified as impaired totaled $52.0 million at March 31, 2000, compared with $40.8 million at December 31, 1999. During the first quarter, $23.9 million of loans were newly classified as impaired. The additions to the impaired loans were partially offset by $5.4 million in charge-offs, the receipt of $6.1 million in payments on impaired loans, and $1.2 million in loans removed from impaired status. The Company's average recorded investment in impaired loans for the first quarter was $37.9 million. Interest income collected on impaired loans totaled approximately $365,000 in the first three months of 2000, compared with $815,000 for the year-earlier quarter.

Allowance and Provision for Loan Losses
The allowance for loan losses is maintained at a level considered appropriate by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The Company's Credit Review Department performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company utilizes a migration model, a technique that estimates the inherent loss in the portfolio by applying loss factors to grades of loans, to determine the level of the allowance and provision for loan losses. The migration model utilizes an average loss rate over a rolling twelve quarter base period and incorporates a standard deviation analysis to provide probabilities for loss experience. The loss factors used in the model are updated quarterly. The primary qualitative factors considered in the assessment of loss factors are: changes in local economic and business conditions, including the condition of specific market segments; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; the existence and effect of any concentrations within the portfolio and changes in the level of such concentrations; changes in the trend of delinquencies and in the volume and nature of adversely graded nonaccrual and impaired loans; and external factors such as competition and legal and regulatory requirements that could potentially impact the level of credit losses in the portfolio. Management believes that the allowance for loan losses at March 31, 2000 is adequate. Future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At March 31, 2000, the allowance for loan losses was $78.5 million, or 2.07% of total loans, compared with $71.7 million, or 1.98% of total loans at December 31, 1999, and $63.7 million, or 1.81% of total loans, at March 31, 1999.

The allowance for loan losses represented 219% of nonaccrual loans at March 31, 2000, compared with 260% of nonaccrual loans at December 31, 1999, and 148% of nonaccrual loans at March 31, 1999. The following table summarizes activity in the allowance for loan losses:

=====================================================================================================
Three months ended March 31, (Dollars in thousands)                2000                  1999
-----------------------------------------------------------------------------------------------------
Balance, beginning of period                                    $    71,677          $    62,649
=====================================================================================================
Loans charged off:
Commercial                                                           (5,390)              (4,160)
Real estate                                                              -                   (21)
Consumer                                                                 -                   -
-----------------------------------------------------------------------------------------------------
Total charge-offs                                                    (5,390)              (4,181)
-----------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial                                                              314                  405
Real estate                                                              28                   63
Consumer                                                                  5                    2
-----------------------------------------------------------------------------------------------------
Total recoveries                                                        347                  470
-----------------------------------------------------------------------------------------------------
Net loans charged off                                                (5,043)              (3,711)
Provision for loan losses                                            11,894                4,794
-----------------------------------------------------------------------------------------------------
Balance, end of period                                          $    78,528          $    63,732
=====================================================================================================
Loans outstanding, end of period                                  3,794,929            3,514,708
-----------------------------------------------------------------------------------------------------
Average loans outstanding                                         4,035,455            3,817,300
=====================================================================================================
Ratio of net charge-offs to average loans (annualized)                 0.50%                0.39%
Ratio of allowance for loan losses to loans outstanding at March 31    2.07                 1.81
Ratio of allowance for loan losses to nonaccrual loans               218.81               148.38
Ratio of provision for loan losses to net charge-offs                235.85               129.18
=====================================================================================================

The provision for loan losses totaled $11.9 million and $4.8 million, for the three months ended March 31, 2000 and 1999, respectively. Net charge-offs increased to $5.0 million, or 0.50% of average loans on an annualized basis, for first quarter 2000, from $3.7 million, or 0.39% of average loans on an annualized basis, for the year-earlier quarter. The increase in the current provision is attributable to a strengthening of the allowance based upon a current assessment of the portfolio, the nationally syndicated credit discussed above, and to growth in the Company's loan portfolio.

ASSET/LIABILITY MANAGEMENT
Liquidity
Liquidity management relates to the Company's ability to meet its cash requirements and is managed through its asset liability management process. The Company monitors its cash inflows and outflows associated with its lending and deposit activities and modifies its asset and liability positions as liquidity requirements change. The Company also relies on projections of loan and deposit growth in managing its liquidity position.

The Company's primary source of liquidity is its deposit base. This source has historically provided a significant majority of the Company's liquidity needs. Total deposits grew to $6.1 billion at March 31, 2000, from $5.9 billion at December 31, 1999, and $5.8 billion at March 31, 1999. Demand deposits increased to $3.2 billion, or 53% of total deposits, at March 31, 2000, from $2.5 billion, or 43% of total deposits at December 31, 1999, and decreased from $3.5 billion, or 60% of total deposits, at March 31, 1999. The decrease in demand deposits at current quarter-end compared with a year earlier is due to a $759 million decline in deposit balances held by real estate services companies. This decrease is attributed to a slow down in mortgage refinancing activity due to higher interest rates. The decrease in real estate services deposits was partially offset by a $259 million increase in demand deposit balances generated by the Special Markets Division compared with a year ago. TCDs decreased to $1.6 billion at March 31, 2000, from $1.9 billion at December 31, 1999. The decrease is due to the run-off of short-term TCDs added during fourth quarter 1999 to increase liquidity in preparation for Year 2000. TCDs totaled $1.2 billion at March 31, 1999. The increase in TCDs at March 31, 2000, compared with a year ago is primarily due to a $263 million increase in balances generated by the Special Markets Division.

The Company also uses other methods of meeting its liquidity requirements including short-term borrowings in the form of federal funds purchased, repurchase agreements, commercial paper, Treasury, tax and loan notes and occasionally the sale of securities held in its available for sale portfolio. Short-term borrowings totaled $94.4 million, $156.7 million and $50.9 million at March 31, 2000, December 31, 1999, and March 31, 1999. At December 31, 1999,
Imperial Bank held $150.0 million of short-term commercial paper that matured in January 2000.

The Company has over the most recent period been in a position of having excess liquidity due primarily to strong demand deposit growth that surpassed loan funding requirements. The Company has a policy of maintaining net liquid assets to total deposits (the liquidity ratio) of at least 20%. During the first quarter of 2000, this ratio averaged 29%.

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

Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and the net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on- and off-balance sheet positions, on any particular segment of the balance sheet, and on overall profitability. The majority of the Company's loan portfolio is variable rate, therefore, net interest income is favorably impacted during a period of rising interest rates and adversely impacted during a period of declining interest rates. The Company's net interest margin is sensitive to sudden changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans, are generally tied to the prime rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR. The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's prime based assets and LIBOR correlated liabilities. The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors, caps and swaps.

CAPITAL
At March 31, 2000, shareholders' equity increased to $492.1 million from $473.4 million at December 31, 1999, and $388.1 million at March 31, 1999. During the three months ended March 31, 2000, shareholders' equity was reduced by $2.1 million due to common stock repurchases under the Company's Stock Repurchase Program. The Company repurchased and retired 90,000 shares of its common stock during first quarter 2000. At quarter end, 2,189,124 shares remain available for repurchase under the Company's stock repurchase program. Shareholders' equity increased by $1.8 million during the period representing the Company's share of amortization of deferred stock compensation recorded by OPAY, and by $1.4 million for exercises of Imperial employee stock options. The tax benefit associated with nonqualified options exercised, which is recorded as a component of shareholders' equity, was $1.8 million for first quarter 2000.

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

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at March 31, 2000, were 10.86% and 13.95% respectively, compared with 9.73% and 11.02%, respectively, at March 31, 1999.

Capital Ratios for Imperial Bancorp and Imperial Bank /(1)/

=========================================================================================================================
March 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                               To Be Well Capitalized
                                                                      For Capital Adequacy     Under Prompt Corrective
(Dollars in thousands)                               Actual                 Purposes              Action Provisions
-------------------------------------------------------------------------------------------------------------------------
                                                Amount      Ratio      Amount       Ratio       Amount         Ratio
Total capital (to risk-weighted assets):
Company                                         $ 756,318  13.95%     $ 433,872     8.00%      $ 542,340      10.00%
Bank                                              679,567  12.69%       428,413     8.00%        535,517      10.00%
Tier I Capital (to risk-weighted assets):
Company                                         $ 588,966  10.86%     $ 216,936     4.00%      $ 325,404       6.00%
Bank                                              513,060   9.58%       214,207     4.00%        321,310       6.00%
Leverage (to average assets):
Company                                         $ 588,966   9.24%     $ 191,159     3.00%      $ 318,598       5.00%
Bank                                            $ 513,060   8.12%       189,666     3.00%        316,110       5.00%
=========================================================================================================================

/(1)/ Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles.

Risk-weighted assets for the Company and Imperial Bank were $5,423.4 million and $5,355.2 million, respectively, at March 31, 2000. Risk-weighted assets for the Company and the Bank were $4,684.6 million and $4,616.7 million at March 31, 1999, respectively.

In April 1999, Imperial Bank issued $100 million of 8.5% 10-year Subordinated Capital Notes. The notes qualify as Tier 2 capital under regulatory guidelines.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 8.45% at March 31, 2000, compared with 8.45% at March 31, 1999, well in excess of minimum regulatory requirements.

The Company has filed an application with the Federal Reserve to become a Financial Holding Company ("FHC"). An FHC is a new type of financial services company created by the Gramm, Leach, Bliley Act enacted in late 1999 that expands the range of permissible activities that may be conducted by an FHC and its affiliated companies. The Company expects its application to be approved during the second quarter of 2000.

RISK FACTORS AFFECTING FUTURE RESULTS
This report contains statements that may be considered forward-looking. Actual results could differ materially from the results indicated by these statements because of many factors which are beyond our ability to control or predict. The following is a list of primary risks facing the Company:

Interest Rate Risk: The Company's profitability is primarily dependent on the net interest spread between its earning assets and the related funding sources. A large portion of its earning asset base relates to the prime interest rate. Future reductions in the prime interest rate could have material and adverse effects on the Company's profitability. A large portion of its funding sources are non-interest bearing and face the possibility of disintermediation either to a competing bank - creating a loss of market share and/or a need for replacement - or disintermediation into an interest-bearing account - causing a significant reduction to net interest income. The Company employs financial derivatives to hedge interest rate risk, specifically a $2 billion floor in effect each quarter. If the cost of the hedges increases, the Company would either have to pay the increased cost to maintain the hedge or find alternative methods to mitigate interest rate risk.

Credit Risk: The Company generally faces risk from its borrower base in that they may fail to perform in accordance with the terms of their loans, especially the full repayment of loan principal. The Company has adopted underwriting standards in an effort to minimize these risks. The Company's profitability could be both materially and adversely effected should it need to replenish its loan loss allowance resulting from increased charge-off and loan default activity.

Regulatory Risk: As a part of the banking industry, the Company is subject to extensive regulatory control and attention. Legislation such as the repeal of Glass-Steagal in the recently adopted Gramm-Leach-Bliley Act have moved the banking industry and financial intermediaries to the forefront in terms of regulatory attention and concern. Limitations concerning client activity, liquidity requirements, capital requirements, transactions with affiliates, business focus, tax consequences, interstate banking and treatment of subsidiaries could have material and adverse impact on profitability.

Local and National Economic Risk: The Company has broadened its lending focus with expansion into Phoenix, Denver, Boston, Seattle, Austin and the Mid-Atlantic. However, the vast majority of clients and business still come from California. Therefore, the Company faces some concentrated risks concerning future economic status for California along with the nation as a whole. A significant reduction in demand for the Company's products could result from an economic slowdown either locally or nationally.

Subsidiary Risk: The Company is a 56% owner of Official Payments Corporation ("OPAY"), a leading provider of electronic payment options to government entities. OPAY is in the early stages of operations and expects to incur losses from operations in the future, of which the Company will record its proportionate interest. Currently, OPAY generates most of its revenues from processing income tax payments. Tax payments are seasonal in nature and produce inconsistent earning streams. These inconsistent earnings will be reflected in the Company's financial statements and press releases. OPAY is extremely dependent on maintaining its relationship with the IRS to maintain future revenues. Loss of IRS processing would severely limit OPAY's ability to earn consistent future revenues and establish market share and name recognition.

Warrants and Equity Investments Income Risk: In the past, the Company has been able to generate substantial income derived from the sale of stock, obtained by the Company through the exercise of warrants received from certain clients as provided in the loan terms. The Company has also realized income from equity investments in emerging growth companies and investments in venture capital funds. Many factors may influence the ability to collect future income from these sources such as equity market fluctuations, market acceptance for IPOs, the client's ability to establish and maintain a successful company and the unexercised expiration of the warrant agreements. The nature and timing of these factors could create situations that would greatly reduce gains on sales of equity securities.

Competitive Risk: The Company faces constant competition for loans, deposits and fee-based income from other national, regional and community commercial banks as well as other financial intermediaries such as, savings and loans, finance companies, brokerage firms, insurance companies and credit unions. A loss of market share in its deposit base would force the Company to turn to higher priced funding sources to support its balance sheet. These higher priced funding sources would significantly reduce net interest income. On the asset side, the Company also faces intense competition for typical loan products.

Legal Liability Risk: Claims and lawsuits against the Company arise throughout the normal course of operations. Currently, the Company believes that the liability, if any, relating to these actions will not have a material impact on the Company. However, future claims could have material and adverse impacts on profitability.

NEW ACCOUNTING PRONOUNCEMENTS
SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. Implementation of SFAS No. 133 has been postponed to fiscal periods beginning after June 15, 2000, and will be effective for the Company on January 1, 2001. Early implementation is permitted under this statement. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its results of operations and financial position.

PART II OTHER INFORMATION

     ITEM 1. Legal Proceedings

               Due to the nature of the businesses, the Company and its subsidiaries are subject to numerous legal actions, threatened or filed, arising in the normal course of business. Certain of the actions currently pending seek punitive damages, in addition to other relief. The Company is of the opinion that the eventual outcome of all currently pending legal proceedings will not be materially adverse to the Company.

     ITEM 2. Changes in Securities

               No events have transpired which would make response to this item appropriate.

     ITEM 3. Defaults upon Senior Securities

               No events have transpired which would make response to this item appropriate.

     ITEM 4. Submission of Matters to a Vote of Security Holders

               No events have transpired which would make response to this item appropriate.

     ITEM 5. Other Information

               No events have transpired which would make response to this item appropriate.

     ITEM 6. Exhibits and Reports on Form 8-K

               (a) Exhibits Index

                              Exhibit Number                                Description
                              --------------                                -----------
                                      10.1                            Investment Advisory Agreement between
                                                                      Imperial Special Investments, Inc. and Imperial
                                                                      Asset Management, Inc.

                                      10.2                            Fund Accounting Agreement between Imperial
                                                                      Special Investments, Inc. and Imperial Bank

                                      27.1                            Financial Data Schedule


     All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

          (b) Reports filed on Form 8-K: None

     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          IMPERIAL BANCORP

          Dated: May 15, 2000             By: /s/     Dennis J. Lacey
                                          -----------------------------
                                          Dennis J. Lacey
                                          Executive Vice President and
                                          Chief Financial Officer

                                          By: /s/     Paul E. Adkins
                                          -----------------------------
                                          Paul E. Adkins
                                          Senior Vice President and
                                          Controller