Form 10-Q
period 2000-06-30
IMPERIAL BANCORP
filed 2000-08-14
CIK 49899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                         Commission file number: 0-7722

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                   Shares outstanding at August 7, 2000
       Common stock, no par value                   44,215,732


                   This report contains a total of 37 pages.

                               IMPERIAL BANCORP
                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I Financial Information

                                                                                          Page
                                                                                          ----
Item 1. Financial Statements
        Consolidated Balance Sheets                                                       2
        Consolidated Statements of Income                                                 3
        Consolidated Statements of Comprehensive Income and Shareholders' Equity          4
        Consolidated Statements of Cash Flows                                             5
        Notes to Interim Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                       34


                            Part II Other Information

Item 1. Legal Proceedings                                                                36

Item 2. Changes in Securities and Use of Proceeds                                        36

Item 3. Defaults Upon Senior Securities                                                  36

Item 4. Submission of Matters to a Vote of Security Holders                              36

Item 5. Other Information                                                                36

Item 6. Exhibits and Reports on Form 8-K                                                 36

Signatures                                                                               37

PART 1   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       IMPERIAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,    December 31,
                                                                                                    2000         1999
(Dollars in thousands)                                                                          (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                       $    498,376    $    307,770
Federal funds sold and securities purchased under resale agreements                              1,238,000       1,555,000
Trading instruments                                                                                139,703          86,540
Securities available for sale, at fair value                                                     1,031,818       1,040,285
Securities held to maturity (fair value of $3,661 and $3,744 for 2000 and 1999, respectively)        3,661           3,744
Loans held for sale (fair value of $36,276 and $83,613 for 2000 and 1999, respectively)             35,493          83,044
Loans:
     Loans, net of unearned income and deferred loan fees                                        3,952,714       3,612,148
     Less allowance for loan losses                                                                (80,535)        (71,677)
--------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                        3,872,179       3,540,471
==========================================================================================================================
Premises and equipment, net                                                                         48,049          41,245
Accrued interest receivable                                                                         42,293          33,565
Real estate and other assets owned, net                                                                826             935
Deferred tax asset                                                                                  28,862          26,092
Other assets                                                                                       146,904         138,011
--------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                       $  7,086,164    $  6,856,702
==========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                   $  3,418,445    $  2,538,850
     Savings                                                                                        26,537          21,075
     Money market                                                                                1,253,720       1,492,138
     Time - under $100                                                                              96,316         154,597
     Time - $100 and over                                                                        1,437,354       1,697,940
--------------------------------------------------------------------------------------------------------------------------
           Total deposits                                                                        6,232,372       5,904,600
==========================================================================================================================
Accrued interest payable                                                                            13,625          15,883
Income taxes payable                                                                                 3,823             -
Short-term borrowings                                                                               14,448         156,663
Long-term borrowings:
     Notes and debentures                                                                           99,443          99,411
     Other borrowed funds                                                                            3,086           4,125
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust
        holding solely junior subordinated deferrable interest debentures                           63,664          73,430
Minority interest                                                                                   32,687          35,528
Other liabilities                                                                                  114,486          93,655
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                      6,577,634       6,383,295
==========================================================================================================================
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 44,661,220 shares at June 30, 2000, and 44,903,937 shares at
      December 31, 1999, issued and outstanding                                                    393,770         312,677
Unearned employee stock ownership plan shares: 105,582                                              (2,188)         (9,998)
Deferred stock compensation                                                                        (32,573)        (37,615)
Accumulated other comprehensive income, net of tax                                                   2,628           9,998
Retained earnings                                                                                  146,893         192,006
--------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                               508,530         473,407
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                          $  7,086,164    $  6,856,702
==========================================================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                       IMPERIAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

==========================================================================================================================
                                                                     Three months ended             Six months ended
                                                                          June 30,                       June 30,
                                                                    2000            1999             2000          1999
(Dollars in thousands, except per share data)                    (Unaudited)    (Unaudited)      (Unaudited)   (Unaudited)
==========================================================================================================================
Interest income:
     Loans                                                          $  96,172      $  77,568      $ 186,762      $ 152,155
     Trading instruments                                                1,716            980          3,414          1,869
     Interest-bearing deposits                                            148             -             243             -
     Securities available for sale                                     16,720          8,627         29,496         16,021
     Securities held to maturity                                           67             71            133            143
     Federal funds sold and securities purchased under resale           6,665          4,370         17,790          8,425
     Loans held for sale                                                1,015            601          2,477          1,037
--------------------------------------------------------------------------------------------------------------------------
          Total interest income                                       122,503         92,217        240,315        179,650
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                                          31,220         22,400         64,966         44,168
     Short-term borrowings                                              1,247            894          2,728          2,158
     Long-term borrowings                                               4,313          3,430          8,246          5,003
--------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                      36,780         26,724         75,940         51,329
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    85,723         65,493        164,375        128,321
Provision for loan losses                                              22,600         10,026         34,494         14,820
--------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses         63,123         55,467        129,881        113,501
--------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges on deposit accounts                                2,105          1,936          3,965          3,779
     Trust fees                                                            -           2,195             -           4,410
     Gain on sale of loans                                                449            500            942          1,721
     Gain from exercise of Official Payments Corp. stock options            7             -             922             -
     Equity in net income of Imperial Credit Industries, Inc.              -            (596)            -           1,644
     Gain on sale of Imperial Credit Industries, Inc. stock                -           5,391             -           5,391
     Other service charges and fees                                     6,648          5,034         12,835          9,483
     Merchant and credit card fees                                      4,478          2,506          8,172          4,741
     International income and fees                                      4,564          3,130          8,492          5,931
     Gain on sales of securities available for sale                     6,146             54         11,331             54
     Gain on sales of trading instruments                                 487            365          1,069            384
     Gain on sale of the trust business                                 2,631          8,817          2,631          8,817
     Gain on exercise of warrants and related sale of equity
      securities                                                        3,421          3,430         10,216          7,382
     Other income                                                       8,824          3,840         13,750          4,854
--------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                     39,760         36,602         74,325         58,591
==========================================================================================================================
Noninterest expense:
     Salary and employee benefits                                      44,151         29,527         87,977         60,243
     Net occupancy expense                                              2,958          2,592          5,802          5,287
     Furniture and equipment                                            4,220          2,814          8,092          5,718
     Data processing                                                    2,798          2,875          5,345          5,401
     Customer services                                                  4,417          6,228          8,870         12,579
     Professional and legal fees                                        3,132          5,738          5,926          8,581
     Business development                                               5,329          2,169         10,666          3,554
     Other expense                                                      7,772          6,443         17,242         13,496
--------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                    74,777         58,386        149,920        114,859
--------------------------------------------------------------------------------------------------------------------------
Minority interest in loss (income) of consolidated subsidiary           3,954            (39)         7,884            (21)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             32,060         33,644         62,170         57,212
Income tax provision                                                   11,561         13,833         22,356         23,177
--------------------------------------------------------------------------------------------------------------------------
      Net income                                                    $  20,499      $  19,811      $  39,814      $  34,035
==========================================================================================================================
     Basic earnings per share                                       $    0.46      $    0.44      $    0.89      $    0.75
     Diluted earnings per share                                          0.44           0.43           0.85           0.73
==========================================================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                       IMPERIAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended            Six months ended
                                                                          June 30,                      June 30,
                                                                    2000           1999          2000          1999
(Dollars in thousands)                                          (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Net income                                                       $  20,499      $  19,811      $  39,814      $  34,035
Other comprehensive loss, net of tax:
     Reclassification adjustments for gains included
         in net income net of tax effect of ($2,337), $12,
         ($5,611), $12                                              (3,221)            16         (7,733)            16
     Unrealized loss (gain) on securities available for sale,
         net of tax effect of $263, $570, $239, ($1,038)               330            786            363         (1,431)
-----------------------------------------------------------------------------------------------------------------------
     Total other comprehensive income                               (2,891)           802         (7,370)        (1,415)
=======================================================================================================================
Total comprehensive income                                       $  17,608      $  20,613      $  32,444      $  32,620
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------


                       IMPERIAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                 Deferred                      Other           Total
                                                    Common        Stock        Retained    Comprehensive   Shareholders'
(Dollars in thousands) (Unaudited)                  Stock      Compensation    Earnings        Income         Equity
=======================================================================================================================
Balance December 31, 1999                           $ 309,018    $  (37,615)    $ 192,006       $  9,998     $ 473,407
Common stock dividend                                  84,907            -        (84,927)            -            (20)
Common stock issued under option plan                   1,921            -             -              -          1,921
Common stock repurchased                               (9,159)           -             -              -         (9,159)
Tax benefit of employee stock option                    2,772            -             -              -          2,772
Unearned ESOP shares and ESOP tax benefit               1,633            -             -              -          1,633
Deferred stock compensation                                -          5,042            -              -          5,042
Other                                                     490            -             -              -            490
Comprehensive income:
   Net income                                              -             -         39,814             -         39,814
   Other comprehensive income                                                                     (7,370)       (7,370)
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                 -             -         39,814         (7,370)       32,444
--------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                               $ 391,582    $  (32,573)    $ 146,893       $  2,628     $ 508,530
==========================================================================================================================

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                       IMPERIAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

============================================================================================================================
                                                                                             Six months ended June 30,
                                                                                                2000            1999
(Dollars in thousands)                                                                     (Unaudited)      (Unaudited)
============================================================================================================================
Cash flows from operating activities:
     Net income                                                                            $   39,814      $   34,035
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                         6,654           6,119
          Amortization of loan fees                                                           (13,220)        (10,444)
          Provision for loan losses                                                            34,494          14,820
          Equity in net income of Imperial Credit Industries, Inc.                                  -          (1,644)
          Gain on sale of Imperial Credit Industries, Inc. stock                                    -          (5,391)
          Gain on exercise of warrants and sale of equity securities                          (10,216)         (7,382)
          Gain on sale of the trust business                                                   (2,631)         (8,817)
          Gain resulting from the exercise of OPAY stock options                                 (922)              -
          Other gains                                                                          (1,544)           (152)
          Benefit for deferred taxes                                                           (2,770)         (9,467)
          Gain on securities available for sale                                               (11,331)            (54)
          Net change in trading instruments                                                   (53,163)           (625)
          Net change in loans held for sale                                                    51,045            (275)
          Net change in accrued interest receivable/payable                                   (10,986)            702
          Net change in income taxes receivable/payable                                        14,417          18,064
          Net change in other assets/liabilities                                               12,823         (28,760)
          Net change in minority interest                                                      (2,841)             21
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                            49,623             750
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from securities held to maturity                                                     83              67
     Proceeds from sales of securities available for sale                                   3,954,903       1,265,116
     Proceeds from maturities of securities available for sale                                203,032         593,825
     Proceeds from sale of Imperial Credit Industries, Inc. stock                                   -          29,460
     Purchase of securities available for sale                                             (4,145,909)     (1,894,064)
     Proceeds from exercise of warrants and sale of equity securities                          10,216           7,382
     Proceeds from sale of the trust business                                                   2,631           8,817
     Net change in Federal funds sold and securities purchased under resale agreements        317,000         (85,000)
     Net change in loans                                                                     (355,534)       (154,553)
     Capital expenditures                                                                     (13,310)         (7,204)
     Proceeds from sale of real estate and other assets owned                                     107             829
     Proceeds from sale of premises and equipment                                                 281             138
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                (26,500)       (235,187)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in demand deposits, savings, and money market accounts                        646,639          60,481
     Net change in time deposits                                                             (318,867)         98,361
     Net change in short-term borrowings                                                     (142,215)        110,130
     Net proceeds from issuance of subordinated capital notes                                       -          98,364
     Net proceeds from ESOP loan                                                                    -           5,985
     Net change in long-term borrowings                                                        (1,023)            286
     Redemption of capital securities                                                          (9,793)
     Repurchase of common stock for ESOP                                                            -          (5,235)
     Repurchase of common stock                                                                 1,921          (3,116)
     Proceeds from exercise of employee stock options                                          (9,159)            450
     Other                                                                                        (20)            (18)
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                           167,483         365,688
----------------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                               190,606         131,251
----------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                                          307,770         355,317
----------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                                           $  498,376      $  486,568
============================================================================================================================
See accompanying notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) ORGANIZATION
Imperial Bancorp (the "Company") is a financial holding company that was incorporated in California in 1968. The Company's principal subsidiary, Imperial Bank (the "Bank"), is a California-chartered bank with headquarters in Inglewood, California. The Bank offers a wide range of financial products and services to corporate customers, entrepreneurs and professionals. The Bank operates 15 regional banking offices; 12 throughout California; and out-of-state offices in Arizona, Colorado and Washington. In addition, the Bank operates 13 loan production offices located in major technology centers across the country. The Bank owns 56% of the outstanding common stock of Official Payments Corporation ("OPAY") (Nasdaq: OPAY).

NOTE (2) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the Company's 1999 Consolidated Financial Statements to conform with the 2000 presentation.

NOTE (3) STATEMENTS OF CASH FLOWS
The following information supplements the statements of cash flows:

=======================================================================================================================
For the six months ended June 30, (Dollars in thousands)                                     2000            1999
-----------------------------------------------------------------------------------------------------------------------
Interest paid                                                                              $78,198           $48,830
Taxes paid                                                                                  12,626            13,492
Federal tax refunds received                                                                 9,358                 -
Significant noncash transactions:
   Reclassification of investment in ICII stock to securities available for sale                 -            34,370
   Loans to facilitate the sale of LHO loans to ICII                                         2,552                 -
   Loans transferred to OREO                                                                     -               132
=======================================================================================================================

NOTE (4) EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Unearned ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following tables for the three and six months ended June 30, 2000 and 1999:

===================================================================================================================
For the three months ended June 30,                             2000                            1999
                                                   ----------------------------------------------------------------
                                                                              Per                            Per
(Dollars in thousands, except per share                                      Share                          Share
data)                                               Income      Shares      Amount  Income       Shares     Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS
   Net income                                      $20,499    44,955,402    $ 0.46  $19,811    45,119,463   $ 0.44

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                        1,469,024                        1,489,311
                                                            ------------                     ------------


Diluted EPS
   Net income                                      $20,499    46,424,426    $ 0.44  $19,811    46,608,774   $ 0.43

===================================================================================================================

===================================================================================================================
For the six months ended June 30,                               2000                            1999
                                                   ----------------------------------------------------------------
                                                                              Per                            Per
(Dollars in thousands, except per share                                      Share                          Share
data)                                               Income      Shares      Amount  Income       Shares     Amount
-------------------------------------------------------------------------------------------------------------------

Basic EPS
   Net income                                      $39,814    44,879,301    $ 0.89  $34,035    45,177,931   $ 0.75

Effect of dilutive securities
   Incremental shares from outstanding
   common stock options                                        1,734,220                        1,566,835
                                                             -----------                      -----------

Diluted EPS
   Net income                                      $39,814    46,613,521    $ 0.85  $34,035    46,744,766   $ 0.73

===================================================================================================================

The number of shares used to compute basic and diluted income per share for 1999 have been adjusted to reflect an 8% stock dividend paid on February 18, 2000, to shareholders of record on February 4, 2000. Securities that could potentially dilute earnings per share in the future that were not included in the calculation of diluted earnings per share for the 2000 reporting periods because their effect was antidilutive totaled 562,603.

NOTE (5) COMPREHENSIVE INCOME
Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the Consolidated Statements of Comprehensive Income.

NOTE (6) OFFICIAL PAYMENTS CORPORATION
At June 30, 2000, the Company owned 12,000,000 shares, or 56% of total outstanding shares, of OPAY's common stock. OPAY's operating results are reported on a consolidated basis for financial reporting purposes. OPAY reported operating losses of $9.1 million and $18.1 million for the three- and six-month periods ended June 30, 2000, respectively. The Company's share of OPAY's operating losses for these periods was $5.1 million and $10.2 million, respectively. On an after-tax basis, the Company's net income for second quarter 2000 includes a $3.3 million loss related to its investment in OPAY. The Company's net income for the six months ended June 30, 2000, includes a $6.0 million loss related to its investment in OPAY. The year-to-date loss is net of a $595,200 after-tax gain recorded by the Company related to the exercise of OPAY stock options. Thebook value of the Company's investment in OPAY is $3.51 per share or $42.1 million at June 30, 2000.

During August 1999, OPAY and Imperial Bank entered into an employment agreement with Thomas R. Evans, OPAY's Chairman and Chief Executive Officer. The employment agreement provides for, among other items, Mr. Evans being granted options to purchase 1,325,460 shares of OPAY common stock at $1.33 per share. Imperial Bank guaranteed that the "value" --as defined in the agreement--of Mr. Evans' vested options would be $10,000,000 on or before the third anniversary of the date of the agreement or Imperial Bank would pay Mr. Evans an amount equal to the difference between $10,000,000 and the highest value of the vested options on or before the third anniversary. OPAY recorded Mr. Evans' stock options as unamortized stock compensation which is being amortized into income over three years. Imperial Bank consolidates its investment in OPAY and, accordingly, it records its ownership interest in OPAY's operating loss which includes the amortization expense of the Evans stock option guarantee. Approximately $2.0 million of the guaranteed amount has been cumulatively amortized through June 30, 2000. In the event that an obligation to fund the guarantee is deemed probable, the amount of the estimated obligation over that to be recorded in consolidation will be recorded as additional investment in OPAY, subject to a recoverability analysis.

NOTE (7) OPERATING SEGMENT RESULTS
Management of the Company, for purposes of assessing performance and allocating resources, evaluates these principal operating segments that both earn revenue and incur expenses:

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

     Entertainment - traditional banking services to mid-sized entertainment and independent film companies originated by direct relationships with customers

     Syndicated Finance - principally purchasing nationally syndicated loans originated on an indirect basis

     SBA Division - traditional small business ("SBA") lending originated principally by direct relationships with customers

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

     Treasury Management - the interest expense of the Company's public debt and brokered deposits is allocated to the operating segments based upon their funding requirements

     Financial Services Division - the interest and operating cost of this Division, which offers depository services to particular industries (including title and escrow companies, bankruptcy trustees, homeowners associations and property management companies) is allocated to the operating segments based upon their funding requirements

     Operations and Administrative - the majority of the operating and administrative costs are allocated based upon usage and the remainder is allocated based upon balance sheet determinants

     For reporting segment information, the Company aggregates segments with similar long-term financial performance and similar economic characteristics. The Company aggregates based upon similar customer origination processes:

     Commercial Banking Segment - in this aggregate segment, the Company reports on segments that originate business principally by direct relationships with customers. This segment includes Commercial Banking, Real Estate, Entertainment, and SBA.

     Emerging Growth Segment - in this aggregate segment, the Company reports on segments that originate business principally through relationships with venture capitalists. This segment includes the Emerging Growth Division, Imperial Creditcorp and Imperial Ventures.

     Syndicated Finance Segment - in this aggregate segment, the Company reports on segments that originate business on an indirect basis through other financial institutions, principally banks. This segment includes the Syndicated Finance Division and the Merchant Banking Group.

     Other Segment - in this aggregate segment, the Company reports activities not individually material including OPAY, the Merchant Card Division, Financial Services, Treasury Management and nonbank subsidiaries of the holding company.

The segment information for the prior year has been restated to conform with the current year's presentation, including approximating the impact of using full absorption cost accounting in the prior year.

Operating Segment Results

-----------------------------------------------------------------------------------------------------------------------
For the three months ended
June 30, 2000                               Commercial          Emerging       Syndicated
(Dollars in thousands)                       Banking             Growth         Finance          Other          Total
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                       $   51,305         $   13,668       $   7,077     $   13,673     $   85,723
 Provision for loan losses                     12,842 (1)          4,430           4,876            452         22,600
 Noninterest income                             8,078             12,806             492         18,384         39,760
 Noninterest expense (2)                       30,144              9,966           1,731         28,982         70,823
-----------------------------------------------------------------------------------------------------------------------
 Income before taxes                           16,397             12,078             962          2,623         32,060
 Income taxes                                   5,813              4,281             341          1,126         11,561
-----------------------------------------------------------------------------------------------------------------------
 Net income                                $   10,584          $   7,797        $    621      $   1,497     $   20,499
-----------------------------------------------------------------------------------------------------------------------

 Average net loans (3)                    $ 2,705,151         $  411,081      $  542,346     $  452,576    $ 4,111,154
 Average nonaccrual loans                      30,920              6,915          11,261          1,042         50,138
 Average assets                             2,779,029            442,806         558,540      2,590,219      6,370,594
 Average deposits                           1,586,556          1,009,548          16,767      2,841,643      5,454,514
-----------------------------------------------------------------------------------------------------------------------
 (1) $6.8 million of this provision relates to a nationally syndicated credit administered in a regional office.
 (2) Includes minority interest in OPAY's operating loss.
 (3) Excluding nonaccrual loans.
-----------------------------------------------------------------------------------------------------------------------

Operating Segment Results
--------------------------------------------------------------------------------

For the three months ended
June 30, 1999                                Commercial          Emerging      Syndicated
(Dollars in thousands)                        Banking             Growth         Finance         Other          Total
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                       $   42,773          $   8,272       $   6,181      $   8,267     $   65,493
 Provision for loan losses                      9,479                423             124              -         10,026
 Noninterest income                             5,778              4,082             437         26,305         36,602
 Noninterest expense (1)                       27,436              6,605           1,547         22,837         58,425
-----------------------------------------------------------------------------------------------------------------------
 Income before taxes                           11,636              5,326           4,947         11,735         33,644
 Income taxes                                   4,784              2,190           2,034          4,825         13,833
-----------------------------------------------------------------------------------------------------------------------
 Net income                                 $   6,852          $   3,136       $   2,913      $   6,910     $   19,811
-----------------------------------------------------------------------------------------------------------------------
 Average net loans (2)                    $ 2,408,174         $  341,439      $  605,579     $  454,417    $ 3,809,609
 Average nonaccrual loans                      41,161              4,806               -            219         46,186
 Average assets                             2,469,725            353,967         608,522      2,131,878      5,564,092
 Average deposits                           1,453,315            521,527           5,619      2,840,482      4,820,943
-----------------------------------------------------------------------------------------------------------------------
 (1) Includes minority interest in OPAY's operating income.
 (2) Excluding nonaccrual loans.
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
For the six months ended
June 30, 2000                                Commercial          Emerging      Syndicated
(Dollars in thousands)                        Banking             Growth         Finance         Other          Total
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                       $   96,452         $   26,689      $   13,360     $   27,874     $  164,375
 Provision for loan losses                     22,950 (1)          5,435           5,207            902         34,494
 Noninterest income                            15,039             29,134           1,120         29,032         74,325
 Noninterest expense (2)                       60,093             20,335           3,448         58,160        142,036
-----------------------------------------------------------------------------------------------------------------------
 Income before taxes                           28,448             30,053           5,825        (2,156)         62,170
 Income taxes                                  10,084             10,654           2,065          (447)         22,356
-----------------------------------------------------------------------------------------------------------------------
 Net income                                $   18,364         $   19,399       $   3,760    $   (1,709)     $   39,814
-----------------------------------------------------------------------------------------------------------------------

 Average net loans (3)                    $ 2,688,832         $  392,302      $  540,974     $  435,518    $ 4,057,627
 Average nonaccrual loans                      30,460              5,362           7,647          1,069         44,538
 Average assets                             2,760,727            418,870         553,662      2,656,281      6,389,540
 Average deposits                           1,576,599          1,095,857          15,966      2,784,775      5,473,197
-----------------------------------------------------------------------------------------------------------------------
 (1) $8.8 million of this provision relates to a nationally syndicated credit administered in a regional office.
 (2) Includes minority interest in OPAY's operating loss.
 (3) Excluding nonaccrual loans.
-----------------------------------------------------------------------------------------------------------------------

Operating Segment Results
--------------------------------------------------------------------------------

For the six months ended
June 30, 1999                                Commercial          Emerging      Syndicated
(Dollars in thousands)                        Banking             Growth         Finance         Other          Total
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                       $   83,767         $   15,590      $   11,928     $   17,036     $  128,321
 Provision for loan losses                     12,308              2,388             124              -         14,820
 Noninterest income                             9,003              8,550           1,090         39,948         58,591
 Noninterest expense (1)                       55,103             13,481           3,072         43,224        114,880
-----------------------------------------------------------------------------------------------------------------------
 Income before taxes                           25,359              8,271           9,822         13,760         57,212
 Income taxes                                  10,273              3,351           3,979          5,574         23,177
-----------------------------------------------------------------------------------------------------------------------
 Net income                                $   15,086          $   4,920       $   5,843      $   8,186     $   34,035
-----------------------------------------------------------------------------------------------------------------------
 Average net loans (2)                    $ 2,351,580         $  337,467      $  605,198     $  477,195    $ 3,771,440
 Average nonaccrual loans                      36,569              5,435               -             82         42,086
 Average assets                             2,403,280            350,492         607,677      2,115,921      5,477,370
 Average deposits                           1,463,100            487,151           8,512      2,817,516      4,776,279
-----------------------------------------------------------------------------------------------------------------------
 (1) Includes minority interest in OPAY's operating income.
 (2) Excluding nonaccrual loans.
-----------------------------------------------------------------------------------------------------------------------

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

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

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp (the "Company") as of and for the three and six months ended June 30, 2000. This information should be read in conjunction with the Company's 1999 Consolidated Financial Statements and notes thereto, and the accompanying quarterly unaudited Consolidated Financial Statements and notes thereto.

GENERAL

Imperial Bancorp is a diversified financial services company specializing in the delivery of a wide variety of financial products and services tailored to meet the financing and cash management needs of middle market companies, emerging growth companies, entrepreneurs and professionals. Through its bank and nonbank subsidiaries, the Company is uniquely positioned to provide customized products and superior customer service to its customers across a broad spectrum of industries. The Company's largest subsidiary, Imperial Bank, operates 15 regional banking offices; 12 throughout California; and out-of-state offices in Arizona, Colorado and Washington. Additionally, the Bank operates 13 loan production offices located in major technology centers across the country. The Company's business activities are conducted through three principal operating segments: Commercial Banking, Emerging Growth and Syndicated Finance. Several smaller businesses and the Company's 56% investment in Official Payments Corporation ("OPAY") (Nasdaq: OPAY) are grouped into a fourth segment.

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS
Net income increased 3% to $20.5 million, or $0.44 per share, for the three months ended June 30, 2000, from $19.8 million, or $0.43 a share, for the year-earlier quarter. Growth in net interest income for the current quarter, driven by loan growth, and increased income realized from warrants and equity investments more than offset increases in the loan loss provision and noninterest expense compared with the year-earlier quarter. Net income for second quarter 2000 includes a $3.3 million, or $0.7 a share, after-tax operating loss representing the Company's share of OPAY's operating losses for the quarter. Net income realized from warrants and equity investments increased 121% to $7.2 million after tax for the quarter ended June 30, 2000, from $2.3 million a year earlier. Net income for second quarter 2000 includes a $1.7 million after-tax gain on the sale of the trust business compared with a $5.1 million after-tax gain for the year-earlier quarter. The gain recorded in the current quarter represents a payment related to customer retention as provided for in the trust sale agreement. Net income for the year-earlier quarter includes a $3.1 million after-tax gain on the sale of Imperial Credit Industries, Inc. ("ICII") (Nasdaq: ICII) common stock.

Earnings per share amounts are reported on a diluted basis and reflect an 8% stock dividend paid on February 18, 2000.

The major components of net income and changes in these components are summarized in the following table for the quarters ended June 30, 2000 and 1999:

===============================================================================================================================
Imperial Bancorp and Subsidiaries                                                          Three months ended
                                                                                                June 30,
                                                                         ------------------------------------------------------
                                                                                                               Change
(Dollars in thousands, except per share data)                              2000           1999          Amount        Percent
-------------------------------------------------------------------------------------------------------------------------------
Interest income                                                          $ 122,503       $ 92,217       $ 30,286          32.8%
Interest expense                                                            36,780         26,724         10,056          37.6
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         85,723         65,493         20,230          30.9
Provision for loan losses                                                   22,600         10,026         12,574         125.4
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         63,123         55,467          7,656          13.8
-------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Gain on sale of ICII stock                                                    -          5,391         (5,391)       (100.0)
   Gain on sale of the trust business                                        2,631          8,817         (6,186)        (70.2)
   Income from the realization of warrants and equity
      investments (1)                                                       11,095          4,000          7,095         177.4
   Other noninterest income                                                 26,034         18,394          7,640          41.5
-------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                              39,760         36,602          3,158           8.6
-------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and benefits                                                    44,151         29,527         14,624          49.5
   Other noninterest expense                                                30,626         28,859          1,767           6.1
-------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                             74,777         58,386         16,391          28.1
-------------------------------------------------------------------------------------------------------------------------------
Minority interest in loss (income) of consolidated subsidiary                3,954            (39)         3,993             -
Income before income taxes                                                  32,060         33,644         (1,584)         (4.7)
Income tax provision                                                        11,561         13,833         (2,272)        (16.4)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $  20,499       $ 19,811       $    688           3.5%
===============================================================================================================================

Net income excluding OPAY                                                $  23,779       $ 19,722       $  4,057          20.6%
Earnings per share:
   Basic earnings per share                                              $    0.46       $   0.44       $   0.02           4.6%
   Diluted earnings per share                                                 0.44           0.43           0.01           2.3
   Diluted earnings per share excluding OPAY                             $    0.51       $   0.42       $   0.09          21.4%
-------------------------------------------------------------------------------------------------------------------------------

(1)Income realized on warrants and equity investments is reported in the Consolidated Statements of Income in the following categories:

                                                                           2000            1999
                                                                         ------------------------
      Gains on securities available for sale                             $   6,257       $      -
      Gains on the exercise of warrants and sale of
         equity securities                                                   3,421          3,430
      Other noninterest income                                               1,417            570
                                                                         ------------------------
   Total                                                                 $  11,095       $  4,000
                                                                         ========================
===============================================================================================================================

The annualized return on average assets and average equity decreased to 1.29% and 16.41%, respectively, for second quarter 2000, from 1.43% and 19.91%, respectively, for the year-earlier quarter. Excluding OPAY, the annualized return on average assets increased to 1.52% for second quarter 2000 from 1.42% for the year-earlier quarter. Excluding OPAY, the annualized return on average equity increased to 20.84% for second quarter 2000 from 19.86% for the year-earlier quarter.

Net income for the six months ended June 30, 2000, increased 17% to $39.8 million, or $0.85 a share, from $34.0 million, or $0.73 a share, for the year-earlier period. Net income for the first six months of 2000 includes a $6.0 million, or $0.13 a share, after-tax operating loss representing the Company's share of OPAY's operating losses for the period net of a gain related to the exercise of OPAY stock options. In addition to the gains on the sale of businesses discussed above, after-tax income realized on warrants and equity investments tripled to $26.5 million for the six months ended June 30, 2000, from $8.2 million for the year-earlier period.

The major components of net income and changes in these components are summarized in the following table for the six months ended June 30, 2000 and 1999:

========================================================================================================================
Imperial Bancorp and Subsidiaries                                                  Six months ended
                                                                                       June 30,
                                                                 -------------------------------------------------------
                                                                                                       Change
(Dollars in thousands, except per share data)                         2000           1999          Amount      Percent
------------------------------------------------------------------------------------------------------------------------
Interest income                                                    $ 240,315      $ 179,650       $ 60,665         33.8%
Interest expense                                                      75,940         51,329         24,611         47.9
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  164,375        128,321         36,054         28.1
Provision for loan losses                                             34,494         14,820         19,674        132.8
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                  129,881        113,501         16,380         14.4
------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Gain on sale of ICII stock                                            -          5,391         (5,391)      (100.0)
     Gain on sale of the trust business                                2,631          8,817         (6,186)       (70.2)
     Income from the realization of warrants and equity
        investments (1)                                               26,504          8,228         18,276        222.1
     Other noninterest income                                         45,190         36,155          9,035         25.0
------------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                      74,325         58,591         15,734         26.9
------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salaries and benefits                                            87,977         60,243         27,734         46.0
     Other noninterest expense                                        61,943         54,616          7,327         13.4
------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                    149,920        114,859         35,061         30.5
------------------------------------------------------------------------------------------------------------------------
Minority interest in loss (income) of consolidated subsidiary          7,884            (21)         7,905        100.0
Income before income taxes                                            62,170         57,212          4,958          8.7
Income tax provision                                                  22,356         23,177           (821)        (3.5)
------------------------------------------------------------------------------------------------------------------------
Net income                                                         $  39,814      $  34,035       $  5,779         17.0%
========================================================================================================================
Net income excluding OPAY                                          $  45,789      $  33,988       $ 11,801         34.7%
Earnings per share:
     Basic earnings per share                                      $    0.89      $    0.75       $   0.14         18.7%
     Diluted earnings per share
     Diluted earnings per share excluding OPAY                     $    0.98      $    0.73       $   0.25         34.2%
------------------------------------------------------------------------------------------------------------------------

(1) Income realized on warrants and equity investments is reported in the Consolidated Statements of Income in the following categories:

                                                                      2000           1999
                                                                   ------------------------
        Gains on securities available for sale                     $  11,967      $       -
        Gains on the exercise of warrants and sale of
           equity securities                                          10,216          7,382
        Other noninterest income                                       4,321            846
                                                                   ------------------------
     Total                                                         $  26,504      $   8,228
                                                                   ========================
========================================================================================================================

The annualized return on average assets and average equity were 1.25% and 16.25%, respectively, for the six months ended June 30, 2000, compared with 1.25% and 17.45%, respectively, for the year-earlier period. Excluding OPAY, the annualized return on average assets increased to 1.46% for the first half of 2000 from 1.25% for the year-earlier period. Excluding OPAY, the annualized return on average equity increased to 20.54% for the first half of 2000 from 17.46% for the year-earlier period.

Selected ratios for the three and six months ended June 30, 2000 and 1999, are provided in the following table:

======================================================================================================================
                                                                            At or for the             At or for the
                                                                         three months ended         six months ended
                                                                              June 30,                   June 30,
                                                                         2000          1999        2000          1999
----------------------------------------------------------------------------------------------------------------------
Selected ratios
     Reported:
     Return on average assets (annualized)                                1.29%         1.43%       1.25%         1.25%
     Return on average equity (annualized)                               16.41         19.91       16.25         17.45
     Return on average earning assets (annualized)                        1.41          1.58        1.36          1.39
     Net interest margin                                                  5.90          5.21        5.64          5.23
     Efficiency ratio                                                    56.44         57.23       59.50         61.46
     Average equity-to-average assets                                     7.89          7.17        7.71          7.18
     Total risk-based capital                                            13.80         12.96       13.80         12.96
     Tier 1 risk-based capital                                           10.75          9.64       10.75          9.64
     Tier 1 leverage                                                      9.31          8.50        9.31          8.50
     Excluding OPAY:
     Return on average assets (annualized)                                1.52          1.42        1.46          1.25
     Return on average equity (annualized)                               20.84         19.86       20.54         17.46
     Net interest margin                                                  5.94          5.21        5.65          5.23
     Efficiency ratio                                                    50.82         56.99       54.23         61.14
Asset quality ratios
    Nonaccrual loans to total loans                                       1.42          1.38        1.42          1.38
    Nonaccrual and restructured loans to total loans                      1.58          1.53        1.58          1.53
    Allowance for credit losses to total loans                            2.04          1.95        2.04          1.95
    Net charge-offs as a percentage of total average loans
       (annualized)                                                       1.97          0.37        1.25          0.38
======================================================================================================================

Net Interest Income
The Company's operating results depend primarily on net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average earning assets. Due to the asset-sensitive nature of the Company's balance sheet, a variable rate loan portfolio funded in large part by demand deposits and fixed rate liabilities, the recent increases in the prime rate have favorably impacted net interest income and net interest margin.

Net interest income increased to $85.7 million for the three months ended June 30, 2000, from $65.5 million for the year-earlier quarter. Net interest income for the current quarter includes $628,000 related to OPAY. The increase in net interest income is due to growth in average earning assets, which increased 16% to $5.8 billion for the quarter ended June 30, 2000, from $5.0 billion for the year-earlier quarter. Average loans increased $293.5 million, or 7.5%, to $4.2 billion for the current quarter from $3.9 billion for second quarter 1999. Loans comprised approximately 72% of average earnings assets for the current quarter compared with approximately 77% for the year-earlier quarter. The remaining increase in average earning assets from the prior year is due to increases in trading instruments and investments. Average deposits grew 13% to $5.5 billion for second quarter 2000, from $4.8 billion for the year-earlier quarter. Deposit growth continues to exceed loan funding requirements. The resulting excess liquidity was invested in securities, leading to a decline in average loans as a percentage of average earning assets compared with the prior year.

The following table provides information on average interest-earning assets and interest-bearing liabilities and the yields thereon for the quarters ended June 30, 2000 and 1999:

=====================================================================================================================
Three months ended June 30,                                  2000                                1999
---------------------------------------------------------------------------------------------------------------------
                                                           Interest                            Interest
                                               Average      Income/     Average     Average     Income/     Average
(Dollars in thousands)                         Balance      Expense     Rate (1)    Balance     Expense     Rate (1)
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans-net of unearned income
      and deferred loan fees (2)             $ 4,195,294   $ 96,172 (3)    9.22%  $ 3,901,754  $ 77,568 (3)     7.97%
    Trading instruments                          112,235      1,716        6.15        68,840       980         5.71
    Interest-bearing deposits                      5,055        148       11.78             -         -            -
    Securities available for sale (4)          1,057,064     16,720        6.40       679,306     8,627         5.06
    Securities held to maturity                    3,679         67        7.32         3,844        71         7.41
    Federal funds sold and securities
       purchased under resale agreements         427,425      6,665        6.27       362,627     4,370         4.83
    Loans held for sale                           44,940      1,015        9.08        21,798       601        11.06
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  5,845,692    122,503        8.44%    5,038,169    92,217         7.34%
=====================================================================================================================
    Allowance for loan losses                    (78,942)                             (67,757)
    Cash                                         353,045                              369,577
    Other assets                                 250,799                              224,103
                                             -----------                          -----------
            Total assets                     $ 6,370,594                          $ 5,564,092
                                             ===========                          ===========
Interest-bearing liabilities:
    Savings                                  $    25,178   $    111        1.77%  $    27,229  $    142         2.09%
    Money market                               1,251,258      9,702        3.12     1,098,435     7,716         2.82
    Time-under $100,000                           71,876      1,536        8.60       162,397     2,342         5.78
    Time-$100,000 and over                     1,412,832     19,871        5.66     1,058,209    12,200         4.62
---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits            2,761,144     31,220        4.55     2,346,270    22,400         3.83
=====================================================================================================================
    Short-term borrowings                         76,102      1,247        6.59        75,313       894         4.76
    Long-term borrowings                         103,264      2,703       10.53       101,155     1,954         7.75
    Capital securities                            68,070      1,610        9.51        73,393     1,476         8.07
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             3,008,580     36,780        4.92%    2,596,131    26,724         4.13%
=====================================================================================================================
    Demand deposits                            2,693,370                            2,474,673
    Other liabilities                            166,157                               94,160
    Shareholders' equity                         502,487                              399,128

            Total liabilities and
                                             -----------                          -----------
            shareholders' equity             $ 6,370,594                          $ 5,564,092
                                             ===========                          ===========
Net interest income/Net interest margin                    $ 85,723        5.90%               $ 65,493         5.21%
                                                           ========       =====                ========        =====
=====================================================================================================================

 (1) The yields are not presented on a tax equivalent basis as the effects of doing so would not be material.
 (2) Average loan balance includes nonaccrual loans.
 (3) Includes net loan fee income and amortization of $6.6 million and $5.4 million for the three months ended June 30, 2000 and 1999, respectively.
 (4) Average balance includes unrealized gains and losses and yield is calculated based upon amortized cost.

Net interest income increased to $164.4 million for the six months ended June 30, 2000, from $128.3 million for the year-earlier period. Net interest income for the first six months includes $1.8 million related to OPAY. The increase in net interest income was driven by the growth in average earning assets which increased 19% to $5.9 billion for the first half of 2000 from $4.9 billion for the year-earlier period. Average loans grew $256.1 million, or approximately 7%, to $4.1 billion from $3.9 billion for the year-earlier period. Loans comprised approximately 70% of average earning assets for the first half of 2000 compared with 78% for the year-earlier period. The remaining increase in average earning assets from the prior year is due to increases in trading instruments and investments.

The following table provides information on average interest-earning assets and interest-bearing liabilities and the yields thereon for the six months ended June 30, 2000 and 1999:

===========================================================================================================
Six months ended June 30,             2000                                            1999
-----------------------------------------------------------------------------------------------------------
                                                Interest                            Interest
                                     Average    Income/       Average    Average    Income/       Average
(Dollars in thousands)               Balance    Expense      Rate (1)    Balance    Expense      Rate (1)
-----------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans-net of unearned income
      and deferred loan fees (2)    $4,115,148  $ 186,762 (3)     9.13% $3,859,024  $ 152,155 (3)     7.95%
    Trading instruments                113,147      3,414         6.07      67,762      1,869         5.56
    Interest-bearing deposits            5,122        243         9.54           -          -            -
    Securities available for
      sale (4)                         965,948     29,496         6.19     645,488     16,021         4.98
    Securities held to maturity          3,699        133         7.23       3,859        143         7.47
    Federal funds sold and
      securities purchased under
        resale agreements              603,012     17,790         5.93     351,125      8,425         4.84
    Loans held for sale                 63,492      2,477         7.85      20,206      1,037        10.35

-----------------------------------------------------------------------------------------------------------
Total interest-earning assets        5,869,568    240,315         8.24%  4,947,464    179,650         7.32%
-----------------------------------------------------------------------------------------------------------

    Allowance for loan losses          (76,475)                            (65,704)
    Cash                               351,633                             363,697
    Other assets                       244,814                             231,913
                                   ------------                        ------------
            Total assets            $6,389,540                          $5,477,370
                                   ============                        ============

Interest-bearing liabilities:
    Savings                         $   23,303    $   205         1.77%  $  31,915    $   294         1.86%
    Money market                     1,307,841     19,751         3.04   1,082,839     15,171         2.83
    Time-under $100,000                108,868      3,536         6.53     159,535      4,111         5.20
    Time-$100,000 and over           1,487,577     41,474         5.61   1,039,662     24,592         4.77

------------------------------------------------------------------------------------------------- ---------
    Total interest-bearing
     deposits                        2,927,589     64,966         4.46   2,313,951     44,168         3.85
-----------------------------------------------------------------------------------------------------------

    Short-term borrowings               91,609      2,728         5.99      90,561      2,158         4.81
    Long-term borrowings               103,435      4,928         9.58      52,344      1,998         7.70
    Capital securities                  70,753      3,318         9.43      73,386      3,005         8.26
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   3,193,386     75,940         4.78%  2,530,242     51,329         4.09%
-----------------------------------------------------------------------------------------------------------

    Demand deposits                  2,545,608                           2,462,328
    Other liabilities                  157,746                              91,504
    Shareholders' equity               492,800                             393,296

            Total liabilities and
                                   ------------                        ------------
             shareholders' equity   $6,389,540                          $5,477,370
                                   ============                        ============
Net interest income/Net
interest margin                                 $ 164,375         5.64%             $ 128,321         5.23%
                                               ===========   ==========            ===========   ==========

===========================================================================================================
 (1) The yields are not presented on a tax equivalent basis as the effects of doing so would not be material.
 (2) Average loan balance includes nonaccrual loans.
 (3) Includes net loan fee income and amortization of $13.6 million and $10.3 million for the six months ended
     June 30, 2000 and 1999, respectively.
 (4) Average balance includes unrealized gains and losses and yield is calculated based upon amortized cost.

Net interest margin increased to 5.90% and 5.64% for the three and six months ended June 30, 2000, respectively, from 5.21% and 5.23% for the year-earlier periods. The increase in loan yields, due to increases in the prime rate, more than offset higher rates paid on deposits. Approximately 77% of the Company's variable rate loans are tied to the prime rate. Certain loans, including entertainment loans and syndicated loans, are tied to the London Interbank Offered Rate ("LIBOR"). The average prime rate increased 122 basis points for the first half of 2000 to 8.97% from 7.75% for the year-earlier period. Management expects a net interest margin comparable to that reported for second quarter 2000 for the remainder of the year unless market interest rates increase. Interest income for the three months ended June 30, 2000 and 1999, was reduced by approximately $789,100 and $271,300, respectively, due to interest reversals on nonaccrual loans. Interest income for the six months ended June 30, 2000 and 1999, was reduced by approximately $1.3 million and $712,200, respectively, due to interest reversals on nonaccrual loans.

The average cost of interest-bearing deposits increased for the quarter and year-to-date compared with the year-earlier periods, but at a lower rate than short-term market rates in general. The growth in average time certificate of deposit ("TCD") balances for the three and six months ended June 30, 2000, compared with the year earlier periods occurred primarily in the Emerging Growth Division, which increased $239 million for the year, and in brokered TCD balances raised in conjunction with the Company's overall funding plan.

Demand deposits continue to be a significant funding source for the Company. Average demand deposits comprised 49% and 47% of total average deposits for the three and six months ended June 30, 2000, compared with 51% and 52% of total average deposits for the year-earlier periods. The growth in average demand deposits was generated by the Commercial Banking and Emerging Growth Divisions.

The increase in average long-term borrowings for the six months ended June 30, 2000, compared with the year-earlier period is due to the issuance of $100 million of 8.5% Subordinated Capital Notes by Imperial Bank in April 1999.

Analysis of Changes in Net Interest Income

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following tables set forth information regarding changes in interest income and interest expense for the three and six months ended June 30, 2000 and 1999. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans for these computations. The tables are not presented on a tax equivalent basis as the effects are not material.

                                 Page 19 0f 37

===================================================================================================================
Three months ended June 30,                                                2000 over 1999

(Dollars in thousands)                               Volume             Rate           Rate/Volume          Total
-------------------------------------------------------------------------------------------------------------------
Loans, net                                         $   5,820         $  12,087          $    697         $  18,604
Trading instruments                                      616                75                45               736
Interest-bearing deposits                                148                 -                 -               148
Securities available for sale                          4,751             2,263             1,079             8,093
Securities held to maturity                               (3)               (1)               (0)               (4)
Federal funds sold and securities
  purchased under resale agreements                      779             1,296               220             2,295
Loans held for sale                                      636              (107)             (115)              414
-------------------------------------------------------------------------------------------------------------------

Total interest income                                 12,747            15,613             1,926            30,286
-------------------------------------------------------------------------------------------------------------------

Savings                                                  (11)              (21)                1               (31)
Money market                                           1,071               822                93             1,986
Time-under $100,000                                   (1,302)            1,135              (639)             (806)
Time-$100,000 and over                                 4,077             2,717               877             7,671
-------------------------------------------------------------------------------------------------------------------

Total deposits                                         3,835             4,653               332             8,820
-------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                      9               343                 1               353
Long-term borrowings                                      41               699                 9               749
Capital securities                                      (107)              264               (23)              134
-------------------------------------------------------------------------------------------------------------------

Total interest expense                                 3,778             5,959               319            10,056
-------------------------------------------------------------------------------------------------------------------

Change in net interest income                      $   8,969         $   9,654         $   1,607         $  20,230
===================================================================================================================

=======================================================================================================================
Six months ended June 30,                                                      2000 over 1999

(Dollars in thousands)                                  Volume             Rate            Rate/Volume          Total
-----------------------------------------------------------------------------------------------------------------------
Loans, net                                           $  10,127         $  22,560          $   1,920          $  34,607
Trading instruments                                      1,255               170                120              1,545
Interest-bearing deposits                                  243                 -                  -                243
Securities available for sale                            7,929             3,891              1,655             13,475
Securities held to maturity                                 (5)               (5)                 0                (10)
Federal funds sold and securities
  purchased under resale agreements                      6,061             1,910              1,394              9,365
Loans held for sale                                      2,228              (252)              (536)             1,440
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                   27,838            28,274              4,553             60,665
-----------------------------------------------------------------------------------------------------------------------

Savings                                                    (80)              (14)                 5               (89)
Money market                                             3,161             1,140                279              4,580
Time-under $100,000                                     (1,309)            1,059               (325)              (575)
Time-$100,000 and over                                  10,624             4,326              1,932             16,882
-----------------------------------------------------------------------------------------------------------------------

Total deposits                                          12,396             6,511              1,891             20,798
-----------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                       25               533                 12                570
Long-term borrowings                                     1,956               490                484              2,930
Capital securities                                        (108)              428                 (7)               313
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                  14,269             7,962              2,380             24,611
-----------------------------------------------------------------------------------------------------------------------

Change in net interest income                        $  13,569         $  20,312          $   2,173          $  36,054
=======================================================================================================================

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $4.4 million and $8.9 million for the three and six months ended June 30, 2000, respectively, and by $6.2 million and $12.6 million for the year earlier periods, respectively. The net interest margin would have decreased to 5.60% and 5.33% for the three and six months ended June 30, 2000, respectively, and to 4.71% for the year-earlier periods.

Provision for Loan Losses

As projected in the Company's Quarterly Report on Form 10-Q filed for the three months ended March 31, 2000, the provision for loan losses increased for second quarter 2000 to $22.6 million from $10.0 million for the year-earlier quarter. Net charge-offs for the quarter increased to $20.6 million, or 1.97% of average loans on an annualized basis, for second quarter 2000, from $3.6 million, or 0.37% of average loans on an annualized basis, for the year-earlier quarter. The provision for loan losses increased to $34.5 million for the six months ended June 30, 2000, from $14.8 million for the year-earlier period. Net charge-offs for the period increased to $25.6 million, or 1.25% of average loans, from $7.3 million, or 0.38% of total average loans, for the year-earlier period. The increased provision for the current year is largely attributable to higher charge-offs recorded on a limited number of nationally syndicated loans. Management expects the level of net charge-offs and resulting provisions for loan losses for the remainder of the year to decline from the level experienced in the second quarter.

Noninterest Income:
Noninterest income increased approximately 9% to $39.8 million for second quarter 2000, from $36.6 million for the year-earlier quarter. Noninterest income for the current quarter includes a $2.6 million gain associated with last year's sale of the trust business. This gain offset the reduction in trust fee income compared with the year-earlier quarter resulting from the sale of this business. Noninterest income for second quarter 1999 includes a $5.4 million gain on the sale of ICII stock and an $8.8 million gain on the sale of the trust business. Noninterest income increased 27% to $74.3 million for the first six months of 2000, from $58.6 million for the year-earlier period. In addition to the second quarter items discussed above, noninterest income for the first half of 2000 reflects an $18.3 million increase in income realized from warrants and investments in equity funds.

Noninterest Expense:
Noninterest expense before minority interest increased 28% for the quarter ended June 30, 2000, to $74.8 million from $58.4 million for the year-earlier quarter. Excluding OPAY, noninterest expense for the quarter increased 7% to $61.7 million from $57.7 million a year ago. For the first half of 2000, noninterest expense increased 31% to $149.9 million from $114.9 million for the year-earlier period. Excluding OPAY, year-to-date noninterest expense increased 11% to $126.6 million from $113.8 million for the year-earlier period. The increase in noninterest expense excluding OPAY is primarily due to higher salaries and benefits and occupancy expense associated with the overall growth in the Company's present activities as well as the addition of new business initiatives. The average number of full-time equivalent staff increased to 1,303 for the six months ended June 30, 2000, from 1,271 for the year-earlier period. The increase in salaries also reflects increases in incentives tied to Company performance. Customer services expense declined for the quarter and year-to-date compared with the year earlier periods due to a decrease in average title and escrow deposit balances. Although noninterest expense has increased overall, the Company's efficiency ratio excluding OPAY declined for both the quarter and year-to-date compared with a year ago. The efficiency ratio, excluding OPAY, decreased to 54.23% for the first half of 2000 from 61.14% for the year-earlier period.

Income Taxes:
The Company recorded income taxes of $11.6 million and $22.4 million for the three and six months ended June 30, 2000, respectively. Income taxes were $13.8 million and $23.2 million for the three and six months ended June 30, 1999.

On April 24, 2000, the Company formed Imperial Special Investments, Inc. ("ISII"). ISII is a closed-end, non-diversified regulated investment company registered under the Investment Company Act of 1940. ISII's holdings consist of cash, investments and loans. The formation of ISII provides the Company with the capability to raise capital in a tax efficient manner for future business opportunities if desired. The formation of ISII resulted in an estimated effective income tax rate of 36% for the first six months of 2000 compared with 40.5% for the year-earlier period.

OPERATING SEGMENT RESULTS
For reporting purposes, the Company aggregates its operating activities into four principal operating segments: Commercial Banking, Emerging Growth, Syndicated Finance and Other. See - "NOTE (7) Operating Segment Results." The following tables summarize the financial performance of these segments for the three and six months ended June 30, 2000 and 1999:

The Commercial Banking Segment

---------------------------------------------------------------------------------------------------------------------------------
                                            For the three months                              For the six months
                                               ended June 30,                                    ended June 30,
(Dollars in thousands)                 2000         1999       Change       %          2000          1999        Change       %
---------------------------------------------------------------------------------------------------------------------------------
 Net interest income               $    51,305   $   42,773   $   8,532    19.9%     $   96,452    $   83,767  $   12,685    15.1%
 Provision  for loan losses (1)         12,842        9,479       3,363    35.5          22,950        12,308      10,642    86.5
 Noninterest income                      8,078        5,778       2,300    39.8          15,039         9,003       6,036    67.0
 Noninterest expense                    30,144       27,436       2,708     9.9          60,093        55,103       4,990     9.1
---------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                    16,397       11,636       4,761    40.9          28,448        25,359       3,089    12.2
 Income taxes                            5,813        4,784       1,029    21.5          10,084        10,273        (189)   (1.8)
---------------------------------------------------------------------------------------------------------------------------------
 Net income                        $    10,584   $    6,852   $   3,732    54.5%     $   18,364    $   15,086   $   3,278     0.2
---------------------------------------------------------------------------------------------------------------------------------
 Average net loans (2)             $ 2,705,151   $2,408,174   $ 296,977    12.3%     $2,688,832    $2,351,580   $ 337,252    14.3%
 Average nonaccrual (3)                 30,920       41,161     (10,241)  (24.9)         30,460        36,569      (6,109)  (16.7)
 Average assets                      2,779,029    2,469,725     309,304    12.5       2,760,727     2,403,280     357,447    14.9
 Average deposits                    1,586,556    1,453,315     133,241     9.2       1,576,599     1,463,100     113,499     7.8
---------------------------------------------------------------------------------------------------------------------------------

 (1) Provision expense for the three months months ended June 30, 2000, includes $6.8 million related to a syndicated credit administered in a regional banking office. Provision expense for the six months ended June 30, 2000, includes $8.8 million related to this credit.
 (2) Excluding nonaccrual loans.
 (3) Average nonaccrual loan balance includes $8.8 million related to a syndicated credit administered in a regional banking office until it was charged off in May 2000.
--------------------------------------------------------------------------------

The Commercial Banking Segment consisting of the Company's middle market, residential tract construction, entertainment and small business lending ("SBA") operations accounted for the majority of the growth in average loans for the current quarter and year-to-date compared with the prior year. Most of the growth occurred in tract construction loans which increased by $170 million, or 52%, for second quarter 2000 compared with the year-earlier quarter. Tract construction lending continues to grow despite higher mortgage rates due to continuing strength in the California real estate market coupled with the Company's focus on a select group of private homebuilders. The remaining loan growth occurred primarily in middle market lending. Approximately 90% of the commercial banking portfolio is prime based, resulting in higher interest income as prime rate increases. Loan growth has also led to higher loan fee income. Average deposits balances for the Commercial Banking Segment increased 9% and 8% for the three and six months ended June 30, 2000, respectively, compared with the year-earlier periods.

The increase in loan loss provision for the current quarter and year-to-date compared with a year ago is the result of higher charge-offs. The charge-offs are not concentrated in any one industry. The provision for the first half of 2000 includes $8.8 million associated with a nationally syndicated loan that was administered in a regional office due to a deposit relationship. This loan was charged off in the second quarter. The reduction in nonaccrual loan balances compared with the year-earlier period is due in part to the sale of film production loans from the Lewis Horwitz Organization to ICII in the fourth quarter of 1999.

Although service charge income was relatively flat compared with the prior year, noninterest income increased due to growth in other fees such as international fees, leasing fees and referral fees related to SBA lending. The Company continues to develop and introduce new cash management products, including internet-based products, that are expected to result in increased fee income.

The Emerging Growth Segment (including IVI and ICC)

---------------------------------------------------------------------------------------------------------------------------------
                                            For the three months                              For the six months
                                               ended June 30,                                    ended June 30,
(Dollars in thousands)                 2000         1999       Change       %          2000          1999        Change       %
---------------------------------------------------------------------------------------------------------------------------------
 Net interest income              $   13,668     $  8,272     $ 5,396       65.2%  $   26,689      $ 15,590    $ 11,099      71.2%
 Provision for loan losses             4,430          423       4,007      947.3        5,435         2,388       3,047     127.6
 Noninterest income                   12,806        4,082       8,724      213.7       29,134         8,550      20,584     240.7
 Noninterest expense                   9,966        6,605       3,361       50.9       20,335        13,481       6,854      50.8
---------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                  12,078        5,326       6,752      126.8       30,053         8,271      21,782     263.4
 Income taxes                          4,281        2,190       2,091       95.5       10,654         3,351       7,303     217.9
---------------------------------------------------------------------------------------------------------------------------------
 Net income                       $    7,797     $  3,136     $ 4,661      148.6%  $   19,399      $  4,920    $ 14,479     294.3%
---------------------------------------------------------------------------------------------------------------------------------

 Average net loans (1)            $  411,081     $341,439     $69,642       20.4%  $  392,302      $337,467    $ 54,835      16.2%
 Average nonaccrual loans              6,915        4,806       2,109       43.9        5,362         5,435         (73)     (1.3)
 Average assets                      442,806      353,967      88,839       25.1      418,870       350,492      68,378      19.5
 Average deposits                  1,009,548      521,527     488,021       93.6    1,095,857       487,151     608,706     125.0
---------------------------------------------------------------------------------------------------------------------------------
 (1) Excluding nonaccrual loans.
---------------------------------------------------------------------------------------------------------------------------------

The Emerging Growth Segment ("EGD"), serving companies backed by venture capitalists, contributed 38% of consolidated net income for the three months ended June 30, 2000, up from 16% of consolidated net income for the year-earlier quarter. For the first half of 2000, EGD contributed 49% of consolidated net income compared with 14% for the year-earlier period. The growth in EGD's net income is largely due to increased income realized from warrants and equity investments in emerging growth companies and venture capital funds. Income derived from these activities increased to $11.1 million for second quarter 2000 from $4.0 for the year-earlier quarter. On a year-to-date basis, income from warrants and equity investments increased to $26.5 million from $8.2 million for the year-earlier period.

The Company obtains rights to acquire stock (in the form of warrants) from certain customers as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or collateral control techniques employed by the Company to mitigate the risk of a loan becoming uncollectible. Likewise, collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. As of July 25, 2000, the last time the Company reported on unrealized warrant gains, the Company had potential unrealized gains associated with warrants and equity positions of $29.8 million. The Company expects to realize income from these activities for third quarter 2000 in an amount not less than that reported for second quarter. The amount of income realized by the Company from these equity rights in future periods may vary materially from that unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. The Company is restricted from liquidating a portion of these positions, although most of these restrictions will have expired by the end of the year. The Company views this income as a growing core contributor to its noninterest income.

EGD has experienced significant deposit growth in 2000 compared with the prior year. EGD's average deposit balances grew $488 million to $1.0 billion for second quarter 2000 from $522 million for the year-earlier quarter. On a year-to-date basis, average deposits grew $609 million to $1.1 billion for the six months ended June 30, 2000, from $487 million for the year-earlier period. The growth in deposits was distributed between noninterest-bearing and interest-bearing accounts. Management has observed that venture capitalists are continuing to fund emerging growth companies across a broad spectrum of industries despite recent volatility in the Nasdaq.

The Syndicated Finance Segment

-----------------------------------------------------------------------------------------------------------------------------------
                                                  For the three months                              For the six months
                                                     ended June 30,                                    ended June 30,
(Dollars in thousands)                  2000          1999       Change       %           2000          1999        Change      %
----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                   $   7,077    $   6,181  $      896    14.5%      $  13,360      $ 11,928    $  1,432   12.0%
 Provision for loan losses                 4,876          124       4,752     -             5,207           124       5,083    -
 Noninterest income                          492          437          55    12.6           1,120         1,090          30    2.8
 Noninterest expense                       1,731        1,547         184    11.9           3,448         3,072         376   12.2
----------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                         962        4,947      (3,985)  (80.6)          5,825         9,822      (3,997) (40.7)
 Income taxes                                341        2,034      (1,693)  (83.2)          2,065         3,979      (1,914) (48.1)
----------------------------------------------------------------------------------------------------------------------------------
 Net income                            $     621     $  2,913   $  (2,292)  -78.7%      $   3,760      $  5,843    $ (2,083) (35.6)%
----------------------------------------------------------------------------------------------------------------------------------

 Average net loans (1)                 $ 542,346    $ 605,579  $  (63,233)  -10.4%      $ 540,974      $605,198    $(64,224) (10.6)%
 Average nonaccrual loans                 11,261            -      11,261   100.0           7,647             -       7,647  100.0
 Average assets                          558,540      608,522     (49,982)   (8.2)        553,662       607,677     (54,015)  (8.9)
 Average deposits                         16,767        5,619      11,148   198.4          15,966         8,512       7,454   87.6
----------------------------------------------------------------------------------------------------------------------------------
 (1) Excluding nonaccrual loans.
-----------------------------------------------------------------------------------------------------------------------------------

The Syndicated Finance Segment includes the Syndicated Finance and Merchant Banking Divisions. Both divisions originate loans principally on an indirect basis through other financial institutions. The Company's recent adverse credit experience with a limited number of syndicated credits is consistent with banking industry experience. These loans accounted for $13.5 million of the $20.3 million increase in total nonaccrual loans compared with March 31, 2000. Syndicated credits also accounted for the majority of the increase in net charge-offs for the quarter, $13.3 million of total net charge-offs of $20.6 million. Second quarter and year-to-date charge-offs for the Syndicated Finance Segment include $8.8 million related to a nationally syndicated credit administered in a regional banking office due to a deposit relationship. For the year, net charge-offs of syndicated credits comprised $13.3 million of total net charge-offs of $25.6 million. The increase in charge-offs led to the higher loan loss provisions for the quarter and year-to-date. Management believes that these loans are adequately reserved.

The Company's primary focus has been to establish strong commercial banking relationships with borrowers that enhance its deposit base and generate fee income in addition to yielding interest income through credit products. When deposit growth from title and escrow customers began to outpace relationship-based loan growth in the mid 1990's, the Company began investing a portion of this liquidity in nationally syndicated credits to maximize net interest income. Recognizing that purchased loans provide no supplemental noninterest income and that these credits cannot be monitored as closely as companies with which the Company has a direct relationship, management is currently emphasizing relationship-based loans and, accordingly, does not plan on increasing its nonrelationship-based syndicated loan portfolio.

The Syndicated Finance portfolio is well diversified by industry as illustrated in the following table:

              ----------------------------------------------------------------
                      Distribution of Syndicated Finance Loan Portfolio
                                        June 30, 2000
              ----------------------------------------------------------------
                                 Industry                             Percent
              ----------------------------------------------------------------
              Manufacturing                                                34%
              Service                                                      28
              Gaming                                                       15
              Retail and restaurants                                       15
              Heath care and related                                        8
              ----------------------------------------------------------------
              Total                                                       100%
              ----------------------------------------------------------------

The Other Segment

----------------------------------------------------------------------------------------------------------------------------------
                                             For the three months                              For the six months
                                                ended June 30,                                    ended June 30,
(Dollars in thousands)              2000          1999       Change       %          2000          1999        Change       %
----------------------------------------------------------------------------------------------------------------------------------
 Net interest income           $   13,673   $    8,267    $  5,406     65.4%    $   27,874    $   17,036   $  10,838     63.6%
 Provision for loan losses            452            -         452    100.0            902             -         902    100.0
 Noninterest income                18,384       26,305      (7,921)   (30.1)        29,032        39,948    (10,916)    (27.3)
 Noninterest expense               28,982       22,837       6,145     26.9         58,160        43,224      14,936     34.6
----------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                2,623       11,735      (9,112)     -           (2,156)       13,760     (15,916)  (115.7)
 Income taxes                       1,126        4,825      (3,699)     -             (447)        5,574      (6,022)  (108.0)
----------------------------------------------------------------------------------------------------------------------------------
 Net income                    $    1,497   $    6,910    $ (5,413)     -       $   (1,709)   $    8,186   $  (9,894)  -120.9%
----------------------------------------------------------------------------------------------------------------------------------

 Average net loans (1)         $  452,576   $  454,417    $ (1,841)    -0.4%    $  435,518    $  477,195   $ (41,677)    -8.7%
 Average nonaccrual loans           1,042          219         823    375.8          1,069            82         987     -
 Average assets                 2,590,219    2,131,878     458,341     21.5      2,656,281     2,115,921     539,528     25.5
 Average deposits               2,841,643    2,840,482       1,161      0.0      2,784,775     2,817,516     (32,741)    (1.2)
----------------------------------------------------------------------------------------------------------------------------------
 (1) Excluding nonaccrual loans.
----------------------------------------------------------------------------------------------------------------------------------

The Other Segment includes activities not individually material such as the Company's 56% ownership in OPAY, the Merchant Card Division and nonbank subsidiaries of the holding company. The balance sheet of the Other Segment reflects the loan and deposit balances of the Financial Services Division, and the investment balances of the Treasury Management Division. The income and costs associated with these balances are fully allocated to the other operating segments for measuring segment profitability.

The decrease in noninterest income compared with the year-earlier periods is due to gains totaling $14.2 million on the sales of the trust business and ICII common stock reported for the six months ended June 30, 1999. Merchant card fees and commissions on the sale of nonproprietary mutual funds by the Company's broker/dealer grew to $8.2 million and $6.1 million for the six months ended June 30, 2000, respectively, from $4.7 million and $2.7 million for the year-earlier period, respectively. The average balance of customer funds directed to nonproprietary mutual funds increased to $2.6 billion for June 2000 from $2.3 billion a year ago.

The Company's after-tax net income includes losses of $3.3 million and $6.0 million for the three and six months ended June 30, 2000, respectively, related to its investment in OPAY. OPAY's operating results are reported on a consolidated basis. See - "NOTE (6) Official Payments Corporation." The following table summarizes the impact of the Company's investment in OPAY by income statement category:

OPAY

=================================================================================================================================
                                                                            Three months ended             Six months ended
                                                                                  June 30,                       June 30,
(Dollars in thousands, except per share amounts)                            2000          1999            2000         1999
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       $    628        $     (9)     $  1,756      $    (14)
Noninterest income                                                           3,405             928         3,565         1,216
Salary and benefits                                                          8,919             493        13,987           753
Other noninterest expense                                                    4,143             230         9,376           343
Gain from exercise of OPAY stock options                                         7               -           922             -
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income before minority interest                                  (9,022)            196       (17,120)          106
Minority interest in loss (income)                                           3,954             (39)        7,884           (21)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income before taxes                                              (5,068)            157        (9,236)           85
Income tax (benefit) expense                                                (1,788)             68        (3,262)           38
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                         $ (3,280)       $     89      $ (5,974)     $     47
=================================================================================================================================
Impact on diluted earnings per share                                      $  (0.07)       $      -      $  (0.13)     $      -
=================================================================================================================================

Salaries and benefits expense reported for second quarter 2000 include a $4 million one-time charge, before minority interest, related to the recent departure of OPAY's chief financial officer. OPAY is expected to report operating losses for the remainder of the year.

BALANCE SHEET ANALYSIS
Investment Securities
The following tables provide comparative period-end balances of securities held to maturity and securities available for sale for the periods indicated:

------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity                                                  Gross          Gross
                                                          Amortized       Unrealized      Unrealized         Fair
(Dollars in thousands)                                      Cost             Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------
June 30, 2000
   Industrial development bonds                           $   3,661       $        -      $        -     $      3,661
------------------------------------------------------------------------------------------------------------------------
   Total                                                  $   3,661       $        -      $        -      $     3,661
========================================================================================================================
December 31, 1999
  Industrial development bonds                            $   3,744       $        -      $        -      $     3,744
------------------------------------------------------------------------------------------------------------------------
  Total                                                   $   3,744       $        -      $        -      $     3,744
========================================================================================================================

========================================================================================================================
Securities Available for Sale                                                Gross          Gross
                                                          Amortized       Unrealized      Unrealized         Fair
(Dollars in thousands)                                      Cost             Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------------
June 30, 2000
   U.S. Treasury and federal agencies                     $  879,799      $        -      $   (5,892)    $  873,907
   Commercial Paper                                           68,571                                         68,571
   Mutual funds                                               43,703               -             -           43,703
   Other securities                                           34,451          11,186             -           45,637
------------------------------------------------------------------------------------------------------------------------
   Total                                                  $1,026,524      $   11,186      $  (5,892)     $1,031,818
========================================================================================================================
December 31, 1999
   U.S. Treasury and federal agencies                     $  678,462      $        -      $  (4,322)     $  674,140
   Commercial Paper                                          228,670               -              -         228,670
   Mutual funds                                               92,184               -              -          92,184
   Other securities                                           23,718          21,573              -          45,291
------------------------------------------------------------------------------------------------------------------------
   Total                                                  $1,023,034      $   21,573      $  (4,322)     $1,040,285
========================================================================================================================

Gross gains totaling $12.0 million and gross losses totaling $636,000, respectively, were realized on sales of securities available for sale during the six months ended June 30, 2000. The gains on sales of equity securities available for sale arose from sales of equity securities obtained through the exercise of warrants.

Loans Held for Sale

Loans held for sale at June 30, 2000, totaling $35.5 million, include the remaining $19.0 million balance of Lewis Horwitz Organization ("LHO") loans held for sale and $16.5 million of SBA loans held for sale. The LHO loans were reclassified to the held for sale category in October 1999 following finalization of an agreement to sell the loans to ICII at a fixed price (effectively the book value less the allocated allowance less the interest spread over the sale period as defined in the agreement) over a 15-month period. The balance of loans made to ICII by Imperial Bank to facilitate their purchase of LHO loans was $8.1 million as of June 30, 2000. Management expects the remaining loans to be either paid off by the borrower in the normal course of business or purchased by ICII on or before December 29, 2000. The loan to ICII is performing in accordance with the terms of the loan agreement.

Loans
The following table provides a summary of loans by category for the periods indicated:

========================================================================================================================
(Dollars in thousands)                      June 30, 2000              December 31, 1999         June 30, 1999
------------------------------------------------------------------------------------------------------------------------
                                          Balance      Percent       Balance       Percent      Balance       Percent
Commercial                               $ 3,297,452    83.42%     $ 3,016,695       83.52%   $ 3,066,214       85.05%
Loan secured by real estate:
  Real estate term loans                      85,823     2.17          100,012        2.77        124,308        3.45
  Residential tract construction loans       530,869    13.43          457,337       12.66        377,067       10.46
  Consumer loans                              38,570     0.98           38,104        1.05         37,545        1.04
------------------------------------------------------------------------------------------------------------------------
Gross loans                                3,952,714   100.00%       3,612,148      100.00%     3,605,134      100.00%
Less allowance for loan losses               (80,535)                  (71,677)                   (70,200)
------------------------------------------------------------------------------------------------------------------------
  Total loans                            $ 3,872,179               $ 3,540,471                $ 3,534,934
========================================================================================================================

Total loans grew to $4.0 billion at June 30, 2000, an increase of approximately 9% from $3.6 billion at December 31, 1999, and an increase of 10% from June 30, 1999. Management anticipates loan growth in the 3-4% range for the remainder of the year.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES
Nonaccrual Loans, Restructured Loans and Real Estate and Other Assets Owned Nonaccrual loans, which include loans 90 days or more past due, totaled $56.1 million, or 1.42% of total loans, at June 30, 2000, compared with $27.6 million, or 0.76% of total loans, at December 31, 1999, and $49.6 million, or 1.38% of total loans, at June 30, 1999. The increase in nonaccrual loans compared with year-end and a year ago is largely due to a limited number of loans in the Syndicated Finance Segment. See - "Operating Segment Results." The remaining nonaccrual loans at quarter end consisted of commercial loans individually no larger than $3.5 million.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------
                                                      June 30,     March 31,     Dec. 31,    Sept. 30,     June 30,
(Dollars in thousands)                                  2000         2000          1999         1999         1999
-----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial                                             $ 55,683      $ 35,408     $ 27,020     $ 31,630      $ 39,032
 Real estate                                                 461           480          569          496        10,576
 Loans held for sale at fair market value                    -             -            -         10,909           -
-----------------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                  56,144        35,888       27,589       43,035        49,608
=======================================================================================================================
Restructured loans                                         6,401         6,914        4,081        4,640         5,704
=======================================================================================================================
Real estate and other assets owned:
 Real estate and other assets owned, gross                   826           935          935        1,237         1,741
-----------------------------------------------------------------------------------------------------------------------
  Real estate and other assets owned, net                    826           935          935        1,237         1,741
-----------------------------------------------------------------------------------------------------------------------
   Total                                                $ 63,371      $ 43,737     $ 32,605     $ 48,912      $ 57,053
=======================================================================================================================

The $28.6 million net increase in nonaccrual loans at June 30, 2000, compared with December 1999 reflects new loans totaling $83.1 million placed on nonaccrual status offset by $24.7 million in charge-offs, $19.3 million in payments on nonaccrual loans and $10.5 million of nonaccrual loans returning to accrual status. The Company's focus on business customers generates a relatively large average loan size that contributes to the variability of its nonaccrual asset totals.

Restructured loans, loans that have had their original terms modified, totaled $6.4 million, $4.1 million and $5.7 million at June 30, 2000, December 31, 1999, and June 30, 1999, respectively. All restructured loans were performing in accordance with their modified terms as of June 30, 2000.

Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for write-downs on OREO. OREO totaled $826,000, $935,000 and $1.7 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. There were no valuation allowances on OREO for these reporting dates. Two properties were sold during the six months ended June 30, 2000. A loss of $2,600 was recorded on these sales.

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

The following table contains information for loans classified as impaired:

====================================================================================================
                                                         Net
                                                       Carrying        Specific            Net
(Dollars in thousands)                                  Value          Allowance         Balance
----------------------------------------------------------------------------------------------------
June 30, 2000
   Loans with specific allowances                      $   49,507      $   (18,804)       $   30,703
   Loans without specific allowances                       19,182              -              19,182
----------------------------------------------------------------------------------------------------
   Total                                               $   68,689      $   (18,804)       $   49,885
====================================================================================================
December 31, 1999
   Loans with specific allowances                      $   28,779      $   (10,160)       $   18,619
   Loans without specific allowances                       11,978              -              11,978
----------------------------------------------------------------------------------------------------
   Total                                               $   40,757      $   (10,160)       $   30,597
====================================================================================================

Impaired loans were classified as follows:

====================================================================================================
                                                                        June 30,        December 31,
(Dollars in thousands)                                                    2000              1999
----------------------------------------------------------------------------------------------------
Current                                                                $    10,701        $  12,920
Past due                                                                     1,844              248
Nonaccrual                                                                  56,144           27,589
----------------------------------------------------------------------------------------------------
   Total                                                               $    68,689        $  40,757
====================================================================================================

Loans classified as impaired totaled $68.7 million at June 30, 2000, compared with $40.8 million at December 31, 1999. The $27.9 million net increase in impaired loans at June 30, 2000, compared with December 1999 reflects loans totaling $83.1 million newly classified as impaired offset by $24.7 million in charge-offs, $20.9 million in payments on impaired loans and $9.6 million of loans removed from impaired status. The Company's average recorded investment in impaired loans for the first six months of 2000 was $51.3 million. Interest income collected on impaired loans totaled approximately $620,000 for the first half of 2000, compared with $1.3 million for the year-earlier period.

Allowance and Provision for Loan Losses
The allowance for loan losses is maintained at a level considered appropriate by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The Company's Credit Review Department performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company utilizes a migration model, a technique that estimates the inherent loss in the portfolio by applying loss factors to grades of loans, to determine the level of the allowance and provision for loan losses. The migration model utilizes an average loss rate over a rolling twelve quarter base period and incorporates a standard deviation analysis to provide probabilities for loss experience. The loss factors used in the model are updated quarterly. The primary qualitative factors considered in the assessment of loss factors are: changes in local economic and business conditions, including the condition of specific market segments; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; the existence and effect of any concentrations within the portfolio and changes in the level of such concentrations; changes in the trend of delinquencies and in the volume and nature of adversely graded nonaccrual and impaired loans; and external factors such as competition and legal and regulatory requirements that could potentially impact the level of credit losses in the portfolio. Management believes that the allowance for loan losses at June 30, 2000, is adequate. Future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At June 30, 2000, the allowance for loan losses was $80.5 million, or 2.04% of total loans, compared with $71.7 million, or 1.98% of total loans at December 31, 1999, and $70.2 million, or 1.95% of total loans, at June 30, 1999.

The allowance for loan losses represented 143% of nonaccrual loans at June 30, 2000, compared with 260% of nonaccrual loans at December 31, 1999, and 142% of nonaccrual loans at June 30, 1999. The following table summarizes activity in the allowance for loan losses:

======================================================================================================================
Six months ended June 30, (Dollars in thousands)                                        2000               1999
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                          $   71,677         $   62,649
----------------------------------------------------------------------------------------------------------------------
Loans charged off:
Commercial                                                                               (28,100)            (8,159)
Real estate                                                                                  -                 (195)
Consumer                                                                                    (237)                (9)
----------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                                        (28,337)            (8,363)
----------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial                                                                                 2,674              1,022
Real estate                                                                                   21                 67
Consumer                                                                                       6                  5
----------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                           2,701              1,094
----------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                                    (25,636)            (7,269)
Provision for loan losses                                                                 34,494             14,820
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                $   80,535         $   70,200
======================================================================================================================
Loans outstanding, end of period                                                       3,952,714          3,605,134
----------------------------------------------------------------------------------------------------------------------
Average loans outstanding                                                              4,115,148          3,859,024
======================================================================================================================
Ratio of net charge-offs to average loans (annualized)                                      1.25%              0.38%
Ratio of allowance for loan losses to loans outstanding at June 30                          2.04               1.95
Ratio of allowance for loan losses to nonaccrual loans at June 30                         143.44             141.51
Ratio of provision for loan losses to net charge-offs                                     134.55             203.88
======================================================================================================================

Asset Quality by Type of Operation
The Company's exposure to credit quality varies by type of operation. Management considers the exposure to credit risk, potential returns and allocated financial capital in operating the Company. Management believes that it is not appropriate to use the aggregate credit quality statistics to understand the credit exposure of the Company's operations.

The Company devotes capital to its principal subsidiary, Imperial Bank, to two operating subsidiaries of Bancorp and the Bank, Imperial Credit Corporation ("ICC") and Imperial Ventures, Inc., ("IVI"), respectively, as well as to the Company itself. The activities of ICC and IVI include loans to and investments in emerging companies. The underwriting standards for these activities differ from those used by the Bank and the expected returns and possible credit losses are each higher than what would be expected from application of the Bank's loan underwriting criteria. Based upon these circumstances, the Company limits the amount of capital allocated to the type of lending and investing undertaken by ICC and IVI.

A portion of the Bank's nonaccrual loans are covered by government guarantees and, accordingly, management excludes such loans from its assessment of Bank credit quality. In addition, as discussed above in "Operating Segment Results," the Syndicated Loan Segment has specialized underwriting.

As contrasted with the segment disclosure, the following supplemental analysis reflects material nationally syndicated credits managed in regional offices (primarily because of deposit relationships) in the syndicated loan results. Management's supplemental analysis of credit quality by business activity is provided in the tables below:

---------------------------------------------------------------------------------------------------------------------
For the six months ended            Syndicated    SBA Loans    All Other Bank                 IVI and   Consolidated
June 30, 2000                       Segment (2)      (3)         Operations     Total Bank      ICC         Total
---------------------------------------------------------------------------------------------------------------------
Average loans and equity
 investments (1)                      $ 540,989     $ 84,430     $  3,467,843   $ 4,093,262    $40,840   $ 4,134,102
Average nonaccrual loans                 10,596        2,296           31,619        44,511         27        44,538
Nonaccrual loans at June 30              23,984        1,664           26,196        51,844      4,300        56,144
Average allocated capital                   -            -                -         446,290     46,510       492,800
Net charge-offs                          13,317           25           11,594        24,936        700        25,636
YTD warrant and equity
 investment income                          -            -             10,216        10,216     16,288        26,504

Avg nonaccrual loans/avg loans             1.92%        2.65%            0.90%         1.07%      0.12%         1.07%
Net charge-offs as a percentage
 of total average loans (annualized)       4.86         0.06             0.66          1.21       6.11          1.23
---------------------------------------------------------------------------------------------------------------------

(1)   Includes average loans and loans held for sale excluding nonaccrual loans, and equity investments.
(2) Average nonaccrual loans and net charge-offs include an $8.8 million syndicated loan managed in a commercial banking office due to a deposit relationship. This loan was charged-off in May 2000.
(3)   Approximately 75% of SBA balances are backed by a U.S. Government guarantee.
--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
For the six months ended            Syndicated   SBA Loans    All Other Bank                 IVI and   Consolidated
June 30, 1999                      Segment (2)      (3)         Operations     Total Bank      ICC         Total
---------------------------------------------------------------------------------------------------------------------
Average loans and equity
 investments (1)                      $ 603,377     $ 19,709     $  3,192,742   $ 3,815,828    $21,316   $ 3,837,144
Average nonaccrual loans                  3,559          195           38,305        42,059         27        42,086
Nonaccrual loans at June 30                 -          1,072           48,536        49,608          -        49,608
Average allocated capital                   -            -                -         372,416     20,880       393,296
Net charge-offs (recoveries)              4,500          (35)           2,804         7,269          -         7,269
YTD warrant and equity
 investment income                          -            -              7,382         7,382        846         8,228

Avg nonaccrual loans/avg loans             0.59%        0.98%            1.18%         1.09%      0.18%         1.08%
Net charge-offs as a percentage
 of total average loan (annualized)        1.50        (0.35)            0.17          0.38          -          0.38
---------------------------------------------------------------------------------------------------------------------

(1)   Includes average loans and loans held for sale excluding nonaccrual loans, and equity investments.
(2) Average nonaccrual loans and net charge-offs include a $4.5 million syndicated loan managed in a commercial banking office due to a deposit relationship. This loan was fully charged-off by June 30, 1999.
(3)   Approximately 75% of SBA balances are backed by a U.S. Government guarantee.
--------------------------------------------------------------------------------

Management's observations from the above analyses are that (1) the current year's annualized charge-off rate for the All Other Bank Operations (representing approximately 84% of consolidated loans) is only 66 basis points, approximately one-half the aggregate rate of 123 basis points, (2) the highest charge-off rate is in the IVI/ICC subsidiaries and is acceptable to management because the warrant and investment gains of approximately $16 million substantially exceed the credit risk from this type of investing activity (approximately $700,000 in charge-offs), (3) the increase in the annualized net charge-off rate for syndicated loans is reflective of the matters discussed above, and (4) the 1999 net-charge-off rate for the All Other Bank Operations was at an extremely low level (17 basis points) and the current year's rate (approximately 66 basis points) is more indicative of the bank's historical results.

CAPITAL RESOURCES AND REGULATORY MATTERS
At June 30, 2000, shareholders' equity increased to $508.5 million from $473.4 million at December 31, 1999, and $406.6 million at June 30, 1999. During the six months ended June 30, 2000, shareholders' equity was reduced by $9.2 million due to common stock repurchases under the Company's Stock Repurchase Program. The Company repurchased and retired 488,300 shares of its common stock during the first half of 2000. At June 30, 2000, 1,700,824 shares remain available for repurchase under the Company's Stock Repurchase Program.

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

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at June 30, 2000, were 10.75% and 13.80% respectively, compared with 9.64% and 12.96%, respectively, at June 30, 1999.

Capital Ratios for Imperial Bancorp and Imperial Bank/(1)/

-------------------------------------------------------------------------------------------------------------------------
June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                               To Be Well Capitalized
                                                                      For Capital Adequacy     Under Prompt Corrective
(Dollars in thousands)                               Actual                 Purposes              Action Provisions
-------------------------------------------------------------------------------------------------------------------------
                                                Amount      Ratio      Amount       Ratio       Amount         Ratio
Total Capital (to risk-weighted assets):
Company                                          $766,240     13.80%   $ 444,286       8.00%     $ 555,358        10.00%
Bank                                              689,947     12.59      438,385       8.00        547,982        10.00
Tier I Capital (to risk-weighted assets):
Company                                           597,240     10.75      222,143       4.00        333,215         6.00
Bank                                              521,864      9.52      219,193       4.00        328,789         6.00
Leverage (to average assets):
Company                                           597,240      9.31      192,408       3.00        320,681         5.00
Bank                                              521,864      8.24      190,072       3.00        316,786         5.00
-------------------------------------------------------------------------------------------------------------------------

/(1)/ Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles.

Risk-weighted assets for the Company and Imperial Bank were $5,553.6 million and $5,479.8 million, respectively, at June 30, 2000. Risk-weighted assets for the Company and the Bank were $4,911.9 million and $4,841.9 million at June 30, 1999, respectively.

In April 1999, Imperial Bank issued $100 million of 8.5% 10-year Subordinated Capital Notes. The notes qualify as Tier 2 capital under regulatory guidelines. In May 2000, the Company redeemed $10.0 million of its Capital Securities. These securities qualify as Tier 1 capital under regulatory guidelines.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 9.31% at June 30, 2000, compared with 8.50% at June 30, 1999, well in excess of minimum regulatory requirements.

The Company's declaration filed with the Federal Reserve to become a Financial Holding Company ("FHC") became effective on May 12, 2000. A FHC is a new type of financial services company created by the Gramm-Leach-Bliley Act enacted in late 1999 that expands the range of permissible activities, primarily in the areas of insurance and investment banking, that may be conducted by an FHC and its affiliated companies. The Company plans to selectively pursue opportunities in the investment banking area.

LIQUIDITY
Liquidity management relates to the Company's ability to meet its cash requirements and is managed through its asset/liability management process. The Company monitors its cash inflows and outflows associated with its lending and deposit activities and modifies its asset and liability positions as liquidity requirements change. The Company also relies on projections of loan and deposit growth in managing its liquidity position.

The Company's primary source of liquidity is its deposit base. This source has historically provided a significant majority of the Company's liquidity needs. Total deposits grew to $6.2 billion at June 30, 2000, from $5.9 billion at December 31, 1999, and $5.7 billion at June 30, 1999. Demand deposits increased to $3.4 billion, or 55% of total deposits, at June 30, 2000, from $2.5 billion, or 43% of total deposits at December 31, 1999, and $3.3 billion, or 58% of total deposits, at June 30, 1999. See - "Operating Segment Results."

The Company also uses other methods of meeting its liquidity requirements including short-term borrowings in the form of federal funds purchased, repurchase agreements, commercial paper, Treasury tax and loan notes ("TT & L") and occasionally the sale of securities held in its available for sale portfolio. Short-term borrowings decreased to $14.4 million at June 30, 2000, from $156.7 million at December 31, 1999, and $170.7 million at June 30, 1999. The large decrease in short-term borrowings compared with the earlier periods is due to a reduction in TT & L balances. Management made the decision to reduce the level of TT & L borrowings in order to use the collateral in connection with the formation of ISII.

The Company has recently been in a position of having excess liquidity due primarily to strong demand deposit growth that surpassed loan funding requirements. The Company has a policy of maintaining net liquid assets to total deposits (the liquidity ratio) of at least 20%. The liquidity ratio averaged 28% for the first half of 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT
Interest Rate Sensitivity Management
The primary objective of the asset liability management process is to manage the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. In order to manage its interest rate sensitivity, the Company has adopted policies that attempt to protect pretax net interest income assuming various interest rate scenarios. This is accomplished by adjusting the repricing characteristics of the Company's assets and liabilities as interest rates change. The Company's Asset Liability Committee ("ALCO") chooses strategies in conformance with its policies to achieve an appropriate trade off between interest rate sensitivity and the volatility of pretax net interest income and net interest margin.

Each month, the Company assesses its overall exposure to potential changes in interest rates and the impact such changes may have on net interest income and the net interest margin by simulating various interest rate scenarios over future time periods. Through the use of these simulations, the Company can approximate the impact these projected rate changes may have on its entire on- and off-balance sheet positions, on any particular segment of the balance sheet, and on overall profitability. The majority of the Company's loan portfolio is variable rate, therefore, net interest income will increase during a period of rising interest rates and decrease during a period of declining interest rates. The Company's net interest margin is sensitive to changes in interest rates. In addition, the Company's interest-earning assets, primarily its loans, are generally tied to the prime rate, an index which tends to react more slowly to changes in market rates than other money market indices such as LIBOR. The rates paid for the Company's interest-bearing liabilities, however, do correlate with LIBOR. This mismatch creates a spread relationship risk between the Company's prime based assets and LIBOR correlated liabilities. The Company has developed strategies to protect both net interest income and net interest margin from significant movements in interest rates. These strategies involve purchasing interest rate floors, caps and swaps.

RISK FACTORS AFFECTING FUTURE RESULTS
This report contains statements that may be considered forward-looking. Actual results could differ materially from the results indicated by these statements because of many factors that are beyond our ability to control or predict. The following is a list of primary risks facing the Company:

Interest Rate Risk: The Company's profitability is primarily dependent on the net interest spread between its earning assets and the related funding sources. A large portion of its earning asset base relates to the prime interest rate. Future reductions in the prime interest rate could have material and adverse effects on the Company's profitability. A large portion of its funding sources are non-interest bearing and face the possibility of disintermediation either to a competing bank - creating a loss of market share and/or a need for replacement
- or disintermediation into an interest-bearing account - causing a significant reduction to net interest income. The Company employs financial derivatives to hedge interest rate risk, specifically a $2 billion floor in effect each quarter through September 2001. If the cost of the hedges increases, the Company would either have to pay the increased cost to maintain the hedge or find alternative methods to mitigate interest rate risk.

Credit Risk: The Company generally faces risk from its borrower base in that they may fail to perform in accordance with the terms of their loans, especially the full repayment of loan principal. The Company has adopted underwriting standards in an effort to minimize these risks. The Company's profitability could be both materially and adversely effected should it experience increased loan defaults and charge-offs.

Regulatory Risk: As a part of the banking industry, the Company is subject to extensive regulatory control and attention. Legislation such as the repeal of the Glass-Steagal Act in the recently adopted Gramm-Leach-Bliley Act have moved the banking industry and financial intermediaries to the forefront in terms of regulatory attention and concern. Limitations concerning client activity, liquidity requirements, capital requirements, transactions with affiliates, business focus, tax consequences, interstate banking and treatment of subsidiaries could have material and adverse impact on profitability.

Local and National Economic Risk: The Company has broadened its lending focus with expansion into Austin, Boston, Dallas, Denver, Kirkland, New York, Phoenix, Raleigh-Durham and Reston. However, the vast majority of clients and business still come from California. Therefore, the Company faces some concentrated risks concerning future economic status for California along with the nation as a whole. A significant reduction in demand for the Company's products and increased credit losses could result from an economic slowdown either locally or nationally.

Subsidiary Risk: The Company is a 56% owner of Official Payments Corporation ("OPAY"), a leading provider of electronic payment options to government entities. OPAY is in the early stages of operations and expects to incur losses from operations in the future, of which the Company will record its proportionate interest. Currently, OPAY generates most of its revenues from processing income tax payments. Tax payments are seasonal in nature and produce inconsistent earnings streams. These inconsistent earnings will be reflected in the Company's financial statements and press releases. OPAY is extremely dependent on maintaining its relationship with the IRS to maintain future revenues. Loss of IRS processing would severely limit OPAY's ability to earn consistent future revenues and establish market share and name recognition.

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

On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that are required to apply SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB statement No. 133, and Statement 138," continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Management is evaluationg the impact of the adoption of SFAS No. 133 on its results of operations and financial position.

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

ITEM 2.   Changes in Securities and Use of Proceeds
          None

ITEM 3.   Defaults upon Senior Securities
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits Index

                               Exhibit Number                    Description
                                   10.1                Amended Employment Agreement between
                                                       U.S. Audiotex Corporation, Imperial Bank and
                                                       Thomas R. Evans

                                   27.1                Financial Data Schedule

All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

          (b) No reports have been filed on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            IMPERIAL BANCORP

          Dated: August 14, 2000            By:/s/  Dennis J. Lacey
                                               -----------------------
                                                    Dennis J. Lacey
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                            By:/s/  Paul E. Adkins
                                               -----------------------
                                                    Paul E. Adkins
                                                    Senior Vice President and
                                                    Controller