Form 10-Q
period 2000-09-30
IMPERIAL BANCORP
filed 2000-11-14
CIK 49899

   As filed with the Securities and Exchange Commission on November 14, 2000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                          Yes  X            No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                           Shares outstanding at November 8, 2000
Common stock, no par                                        44,373,855


                   This report contains a total of 38 pages.

                               IMPERIAL BANCORP
                                   FORM 10-Q

                               TABLE OF CONTENTS


                         Part I Financial Information

                                                                                Page
                                                                                ----
Item 1. Financial Statements
        Consolidated Balance Sheets                                                2
        Consolidated Statements of Income                                          3
        Consolidated Statements of Comprehensive Income and Shareholders' Equity   4
        Consolidated Statements of Cash Flows                                      5
        Notes to Interim Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                            12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                34


                           Part II Other Information

Item 1. Legal Proceedings                                                         37

Item 2. Changes in Securities and Use of Proceeds                                 37

Item 3. Defaults Upon Senior Securities                                           37

Item 4. Submission of Matters to a Vote of Security Holders                       37

Item 5. Other Information                                                         37

Item 6. Exhibits and Reports on Form 8-K                                          37

Signatures                                                                        38

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       IMPERIAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

==========================================================================================================================
                                                                                             September 30,   December 31,
                                                                                                 2000            1999
(Dollars in thousands)                                                                       (Unaudited)
==========================================================================================================================
ASSETS
Cash and due from banks                                                                        $   439,980     $   307,770
Federal funds sold and securities purchased under resale agreements                              1,395,000       1,555,000
Trading instruments                                                                                101,427          86,540
Securities available for sale, at fair value                                                     1,070,329       1,040,285
Securities held to maturity (fair value of $3,620 and $3,744 for 2000 and 1999, respectively)        3,620           3,744
Loans held for sale (fair value of $82,462 and $83,613 for 2000 and 1999, respectively)             79,789          83,044
Loans:
     Loans, net of unearned income and deferred loan fees                                        4,141,848       3,612,148
     Less allowance for loan losses                                                                (90,088)        (71,677)
--------------------------------------------------------------------------------------------------------------------------
          Total net loans                                                                        4,051,760       3,540,471
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                         53,232          41,245
Accrued interest receivable                                                                         53,759          33,565
Real estate and other assets owned, net                                                                826             935
Deferred tax asset                                                                                  32,166          26,092
Other assets                                                                                       160,066         138,011
--------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                         $ 7,441,954     $ 6,856,702
==========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                                    $ 3,514,497     $ 2,538,850
     Savings                                                                                        19,401          21,075
     Money market                                                                                1,135,499       1,492,138
     Time - under $100                                                                             128,893         154,597
     Time - $100 and over                                                                        1,727,915       1,697,940
--------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                         6,526,205       5,904,600
--------------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                            18,877          15,883
Income taxes payable                                                                                16,884               -
Federal funds purchased and securities sold under repurchase agreements                              9,538          55,139
Other short-term borrowings                                                                         43,460         101,524
Long-term borrowings:
     Notes and debentures                                                                           99,459          99,411
     Other borrowed funds                                                                            8,247           4,125
     Capital securities of subsidiary trust:
       Company-obligated mandatorily redeemable capital securities of subsidiary trust
          holding solely junior subordinated deferrable interest debentures                         63,677          73,430
Minority interest                                                                                   31,356          35,528
Other liabilities                                                                                  119,264          93,655
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                      6,936,967       6,383,295
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common Stock - no par, 50,000,000 shares authorized; 43,769,436 shares at
       September 30, 2000, and 44,903,937 shares at
       December 31, 1999, issued and outstanding                                                   372,789         312,677
Unearned employee stock ownership plan shares: 429,065                                              (7,453)         (3,659)
Deferred stock compensation                                                                        (30,351)        (37,615)
Accumulated other comprehensive income, net of tax                                                    (108)          9,998
Retained earnings                                                                                  170,110         192,006
--------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                               504,987         473,407
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                           $ 7,441,954     $ 6,856,702
==========================================================================================================================

                       IMPERIAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

==========================================================================================================================
                                                                     Three months ended             Nine months ended
                                                                       September 30,                  September 30,
                                                                    2000            1999           2000           1999
(Dollars in thousands, except per share data)                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
==========================================================================================================================
Interest income:
     Loans                                                          $ 103,311       $ 83,134      $ 290,074      $ 235,287
     Trading instruments                                                1,910            748          5,380          2,617
     Interest-bearing deposits                                             63              -            250              -
     Securities available for sale                                     19,882          9,719         49,378         25,740
     Securities held to maturity                                           69             70            202            214
     Federal funds sold and securities purchased under resale
      agreements                                                        5,690          3,944         23,480         12,369
     Loans held for sale                                                1,369          1,532          3,845          2,569
--------------------------------------------------------------------------------------------------------------------------
          Total interest income                                       132,294         99,147        372,609        278,796
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                                          38,149         26,108        103,115         70,275
     Short-term borrowings                                                623            955          3,351          3,114
     Long-term borrowings                                               3,995          3,660         12,241          8,663
--------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                      42,767         30,723        118,707         82,052
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    89,527         68,424        253,902        196,744
Provision for loan losses                                              19,300          6,000         53,794         20,820
--------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses         70,227         62,424        200,108        175,924
--------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Service charges on deposit accounts                                2,452          1,857          6,417          5,636
     Trust fees                                                             -              4              -          3,382
     Gain on sale of loans                                                312            553          1,437            812
     Gain from exercise of Official Payments Corp. stock options            -              -            922              -
     Equity in net income of Imperial Credit Industries, Inc.               -              -              -          1,644
     (Loss) gain on sale of Imperial Credit Industries, Inc. stock          -         (3,136)             -          2,255
     Other service charges and fees                                     6,384          5,953         19,036         16,897
     Merchant and credit card fees                                      4,816          3,231         12,987          7,972
     International income and fees                                      5,082          2,680         13,574          8,611
     Gain (loss) on sales of securities available for sale              2,308           (112)        13,639            (58)
     Gain on sales of trading instruments                                 453            982          1,523          1,365
     Gain on sale of the trust business                                     -              -          2,631          8,817
     Gain on exercise of warrants and related sale of equity
      securities                                                       12,616          2,173         22,831          9,555
     Other income                                                       5,224          2,586         18,975          8,473
--------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                     39,647         16,771        113,972         75,361
--------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
     Salary and employee benefits                                      45,333         30,250        133,310         90,492
     Net occupancy expense                                              3,235          2,656          9,037          7,944
     Furniture and equipment                                            4,603          3,066         12,695          8,783
     Data processing                                                    3,010          2,778          8,355          8,179
     Customer services                                                  4,773          4,519         13,644         17,099
     Professional and legal fees                                        3,691          2,604          9,617         11,185
     Business development                                               2,239          1,563         12,905          5,116
     Other expense                                                      9,887          7,269         27,128         20,766
--------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                    76,771         54,705        226,691        169,564
--------------------------------------------------------------------------------------------------------------------------
Minority interest in loss of consolidated subsidiary                    2,464            148         10,348            127
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             35,567         24,638         97,737         81,848
Income tax provision                                                   12,350          9,786         34,706         32,962
--------------------------------------------------------------------------------------------------------------------------
      Net income                                                    $  23,217       $ 14,852      $  63,031      $  48,886
==========================================================================================================================
     Basic earnings per share                                       $    0.53       $   0.33      $    1.41      $    1.09
     Diluted earnings per share                                          0.51           0.32           1.36           1.05
==========================================================================================================================

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

                       IMPERIAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

============================================================================================================================
                                                                        Three months ended           Nine months ended
                                                                          September 30,                September 30,
                                                                       2000           1999          2000          1999
(Dollars in thousands)                                             (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    23,217    $    14,852   $    63,031    $    48,886
Other comprehensive loss, net of tax:
  Reclassification adjustments for (gains) losses
      included in net income net of tax effect of ($298),
      ($5,909), $12                                                       (411)             -        (8,144)            16
  Unrealized loss on securities available for sale,
      net of tax effect of ($1,687), ($1,677), ($1,423),
      ($2,716)                                                          (2,325)        (2,312)       (1,962)        (3,743)
----------------------------------------------------------------------------------------------------------------------------
  Total other comprehensive loss                                        (2,736)        (2,312)      (10,106)        (3,727)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                         $    20,481    $    12,540   $    52,925    $    45,159
============================================================================================================================
See accompanying notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------


                       IMPERIAL BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

============================================================================================================================
                                                                                            Accumulated
                                                                 Deferred                      Other            Total
                                                    Common        Stock        Retained     Comprehensive    Shareholders'
(Dollars in thousands) (Unaudited)                  Stock      Compensation    Earnings        Income            Equity
============================================================================================================================
Balance December 31, 1999                         $ 309,018    $     (37,615)  $  192,006   $        9,998   $      473,407
Common stock dividend                                84,907                -      (84,927)               -              (20)
Common stock issued under option plan                 2,587                -            -                -            2,587
Common stock repurchased                            (30,498)               -            -                -          (30,498)
Tax benefit of employee stock option                  2,971                -            -                -            2,971
Unearned ESOP shares and ESOP tax benefit            (3,791)               -            -                -           (3,791)
Deferred stock compensation                               -            7,264            -                -            7,264
Other                                                   142                -            -                -              142
Comprehensive income:
   Net income                                             -                -       63,031                -           63,031
   Other comprehensive loss                                                                        (10,106)         (10,106)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                         -                -       63,031          (10,106)          52,925
----------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000                        $ 365,336    $     (30,351)  $  170,110   $         (108)  $      504,987
============================================================================================================================
See accompanying notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------

                       IMPERIAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

=====================================================================================================================
                                                                                  Nine months ended September 30,
                                                                                     2000                 1999
(Dollars in thousands)                                                           (Unaudited)          (Unaudited)
=====================================================================================================================
Cash flows from operating activities:
     Net income                                                                      $    63,031          $    48,886
     Adjustments for noncash charges (credits):
          Depreciation and amortization                                                   10,779                9,494
          Amortization of loan fees                                                      (19,586)             (17,236)
          Provision for loan losses                                                       53,794               20,820
          Equity in net income of Imperial Credit Industries, Inc.                             -               (1,644)
          Gain on sale of Imperial Credit Industries, Inc. stock                               -               (2,255)
          Gain on exercise of warrants and sale of equity securities                     (22,831)              (9,555)
          Gain on sale of the trust business                                              (2,631)              (8,817)
          Gain resulting from the exercise of OPAY stock options                            (922)                   -
          Other gains                                                                     (2,039)              (2,371)
          Benefit for deferred taxes                                                      (3,100)             (24,489)
          Gain (loss) on securities available for sale                                   (13,639)                  58
          Net change in trading instruments                                              (14,887)               3,778
          Net change in loans held for sale                                                4,692               (3,979)
          Net change in accrued interest receivable/payable                              (17,200)              (3,691)
          Net change in income taxes receivable/payable                                   27,478                2,822
          Net change in other assets/liabilities                                           2,445              (19,409)
          Net change in minority interest                                                 (4,172)                (127)
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                             61,212               (7,715)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from securities held to maturity                                               124                  105
     Proceeds from sales of securities available for sale                              5,042,977            1,524,297
     Proceeds from maturities of securities available for sale                           228,755            1,431,765
     Proceeds from sale of Imperial Credit Industries, Inc. stock                              -               61,010
     Purchase of securities available for sale                                        (5,299,627)          (3,019,932)
     Proceeds from exercise of warrants and sale of equity securities                     22,831                9,555
     Proceeds from sale of the trust business                                              2,631                8,817
     Net change in Federal funds sold and securities purchased under resale
      agreements                                                                         160,000              156,833
     Net change in loans                                                                (545,497)            (287,459)
     Capital expenditures                                                                (22,173)             (10,492)
     Proceeds from sale of real estate and other assets owned                                107                  138
     Proceeds from sale of premises and equipment                                            281                1,057
---------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                          (409,591)            (124,306)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in demand deposits, savings, and money market accounts                   617,334             (263,882)
     Net change in time deposits                                                           4,271              351,013
     Net change in Federal funds purchased and other short-term borrowings              (103,665)              41,003
     Net proceeds from issuance of subordinated capital notes                                  -               98,364
     Net proceeds from ESOP loan                                                           6,000                5,985
     Net change in long-term borrowings                                                      372               (3,615)
     Redemption of capital securities                                                     (9,793)                   -
     Repurchase of common stock for ESOP                                                  (6,000)              (5,985)
     Repurchase of common stock                                                          (30,498)              (9,248)
     Proceeds from exercise of employee stock options                                      2,587                1,056
     Other                                                                                   (19)                 (19)
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                      480,589              214,672
---------------------------------------------------------------------------------------------------------------------
          Net change in cash and due from banks                                          132,210               82,651
---------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, beginning of year                                     307,770              355,317
---------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of period                                     $   439,980          $   437,968
=====================================================================================================================

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IMPERIAL BANCORP AND SUBSIDIARIES

NOTE (1) ORGANIZATION
Imperial Bancorp (the "Company") is a financial holding company that was incorporated in California in 1968. The Company's principal subsidiary, Imperial Bank (the "Bank"), is a California-chartered bank with headquarters in Inglewood, California. The Bank offers a wide range of financial products and services to corporate customers, entrepreneurs and professionals. The Bank operates 15 regional banking offices; 12 throughout California; and out-of-state offices in Arizona, Colorado and Washington. In addition, the Bank operates 16 loan production offices located throughout the United States. The Bank owns 56% of the outstanding common stock of Official Payments Corporation ("OPAY") (Nasdaq: OPAY).

On October 31, 2000, Imperial Bancorp entered into a definitive agreement to be acquired by Comerica Inc. (NYSE: CMA). Comerica is a bank holding company headquartered in Detroit, Michigan with approximately $41 billion in assets. Comerica Bank-California, a subsidiary of Comerica Inc., has 31 offices in the state of California. The Agreement, which is subject to regulatory approvals and approval by Imperials' shareholders is expected to close in the first quarter of 2001. The transaction is expected to be accounted for as a pooling of interest.

Pursuant to the Agreement, each share of Imperial stock will be converted into
0.46 of a share of Comerica stock. Based on Comerica's closing stock price of $60.31 on October 31, 2000, the value of the transaction is approximately $1.3 billion or 2.4 times Imperial's book value.

NOTE (2) BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations, changes in cash flows and comprehensive income in conformity with generally accepted accounting principles. However, these interim financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments were of a normal recurring nature. The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the Company's 1999 Consolidated Financial Statements to conform with the 2000 presentation.

NOTE (3) STATEMENTS OF CASH FLOWS
The following information supplements the statements of cash flows:

=======================================================================================================================
 For the nine months ended September 30, (Dollars in thousands)                            2000                 1999
-----------------------------------------------------------------------------------------------------------------------
 Interest paid                                                                          $ 115,713             $ 79,554
 Taxes paid                                                                                12,641               53,530
 Federal tax refunds received                                                               1,295                    -
 Significant noncash transactions:
    Transfer of LHO loans to loans held for sale                                                -               93,164
    Reclassification of investment in ICII stock to securities available for sale               -               34,370
    Net change in accumulated other comprehensive income, net of tax                       10,106                3,727
    Loans transferred to OREO                                                                   -                  132
=======================================================================================================================

NOTE (4) EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. Unearned ESOP shares are not considered to be outstanding shares for purposes of determining the number of weighted average shares for the EPS calculation. Reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is presented in the following tables for the three and nine months ended September 30, 2000 and 1999:

==================================================================================== ==================================
 For the three months ended Sept 30,                            2000                             1999
                                                  ---------------------------------- ----------------------------------
                                                                              Per                                 Per
 (Dollars in thousands, except per share                                     Share                               Share
 data)                                             Income       Shares      Amount     Income       Shares      Amount
-----------------------------------------------------------------------------------------------------------------------
 Basic EPS
    Net income                                     $23,217    44,075,680    $ 0.53     $14,852    44,793,119    $ 0.33

 Effect of dilutive securities
    Incremental shares from outstanding
    common stock options                                       1,258,227                           1,442,548
                                                             -------------                       -------------

 Diluted EPS
    Net income                                     $23,217    45,333,907    $ 0.51     $14,852    46,235,667    $ 0.32

=======================================================================================================================

==================================================================================== ==================================
 For the nine months ended Sept 30,                             2000                             1999
                                                  ---------------------------------- ----------------------------------
                                                                              Per                                 Per
 (Dollars in thousands, except per share                                     Share                               Share
 data)                                             Income       Shares      Amount     Income       Shares      Amount
-----------------------------------------------------------------------------------------------------------------------
 Basic EPS
    Net income                                     $63,031    44,611,427    $ 1.41     $48,886    45,049,661    $ 1.09

 Effect of dilutive securities
    Incremental shares from outstanding
    common stock options                                       1,575,556                           1,525,406
                                                             -------------                       -------------
 Diluted EPS
    Net income                                     $63,031    46,186,983    $ 1.36     $48,886    46,575,067    $ 1.05

=======================================================================================================================

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

NOTE (6) OFFICIAL PAYMENTS CORPORATION
At September 30, 2000, the Company owned 12,000,000 shares, or 56% of total outstanding shares, of Official Payments Corporation ("OPAY") common stock. OPAY's operating results are reported on a consolidated basis for financial reporting purposes. OPAY reported operating losses of $6.1 million and $24.0 million for the three- and nine-month periods ended September 30, 2000, respectively. The Company's share of OPAY's operating losses for these periods was $3.2 million and $12.4 million, respectively. On an after-tax basis, the Company's net income for third quarter 2000 includes a $2.0 million loss related to its investment in OPAY. The Company's net income for the nine months ended September 30, 2000, includes a $8.0 million loss related to its investment in OPAY. The book value of the Company's investment in OPAY is $3.39 per share or $40.7 million at September 30, 2000.

During August 1999, OPAY and Imperial Bank entered into an employment agreement with Thomas R. Evans, OPAY's Chairman and Chief Executive Officer. The employment agreement provides for, among other items, Mr. Evans being granted options to purchase 1,325,460 shares of OPAY common stock at $1.33 per share. Imperial Bank guaranteed that the "value" --as defined in the agreement--of Mr. Evans' vested options would be $10,000,000 on or before the third anniversary of the date of the agreement or Imperial Bank would pay Mr. Evans an amount equal to the difference between $10,000,000 and the highest value of the vested options on or before the third anniversary. OPAY recorded Mr. Evans' stock options as unamortized stock compensation which is being amortized into income over three years. Imperial Bank consolidates its investment in OPAY and, accordingly, it records its ownership interest in OPAY's operating loss which includes the amortization expense of the Evans stock option guarantee. Approximately $2.5 million of the guaranteed amount has been cumulatively amortized through September 30, 2000. In the event that an obligation to fund the guarantee is deemed probable, the amount of the estimated obligation over that to be recorded in consolidation will be recorded as additional investment in OPAY, subject to a recoverability analysis.

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

     SBA Division - traditional small business ("SBA") lending originated principally by direct relationships with customers

     Imperial Creditcorp and Imperial Ventures - bridge loans and direct equity investments in early-stage and emerging companies and equity investments in venture capital funds, each originated principally through relationships with venture capitalists

     Merchant Banking - participations in loans originated on an indirect basis through other financial institutions.

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

     Other Segment - in this aggregate segment, the Company reports activities not individually material including OPAY, the Merchant Card Division, Financial Services Division, Treasury Management Division and nonbank subsidiaries of the holding company.

The segment information for the prior year has been restated to conform with the current year's presentation, including approximating the impact of using full absorption cost accounting in the prior year.

Operating Segment Results
==================================================================================================================================
For the three months ended
September 30, 2000                          Commercial        Emerging         Syndicated
(Dollars in thousands)                        Banking          Growth            Finance           Other              Total
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                 $        53,560    $       13,130   $         6,458   $        16,379    $         89,527
     Provision for loan losses                      (807)            3,313            16,740                54              19,300
     Noninterest income                            7,954            18,505               355            12,833              39,647
     Noninterest expense (1)                      28,646            14,216             1,480            29,965              74,307
----------------------------------------------------------------------------------------------------------------------------------
     Income before taxes                          33,675            14,106           (11,407)             (807)             35,567
     Income taxes                                 11,938             5,001            (4,044)             (545)             12,350
----------------------------------------------------------------------------------------------------------------------------------
     Net income                          $        21,737    $        9,105   $        (7,363)  $          (262)   $         23,217
----------------------------------------------------------------------------------------------------------------------------------

     Average net loans (2)               $     2,835,291    $      450,318   $       486,225   $       578,790    $      4,350,624
     Average nonaccrual loans                     30,077             9,734            21,649               150              61,610
     Average assets                            2,914,084           488,181           512,169         2,654,259           6,568,693
     Average deposits                          1,621,445         1,030,133            17,089         3,002,248           5,670,915
----------------------------------------------------------------------------------------------------------------------------------
     (1) Includes minority interest in OPAY's operating loss.
     (2) Excluding nonaccrual loans.
==================================================================================================================================

==================================================================================================================================
For the three months ended
September 30, 1999                          Commercial        Emerging         Syndicated
(Dollars in thousands)                        Banking          Growth            Finance           Other              Total
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                 $        48,382    $        8,660    $        6,142   $         5,240    $         68,424
     Provision for loan losses                     1,942               591             3,467                                 6,000
     Noninterest income                            7,485             3,716               511             5,059              16,771
     Noninterest expense (1)                      27,149             7,207             1,677            18,524              54,557
----------------------------------------------------------------------------------------------------------------------------------
     Income before taxes                          26,776             4,578             1,509            (8,225)             24,638
     Income taxes                                 10,635             1,818               599            (3,266)              9,786
----------------------------------------------------------------------------------------------------------------------------------
     Net income                          $        16,141    $        2,760    $          910   $        (4,959)   $         14,852
----------------------------------------------------------------------------------------------------------------------------------

     Average net loans (2)               $     2,553,436    $      300,538    $      594,321   $       521,659    $      3,969,954
     Average nonaccrual loans                     39,296             5,761               317               198              45,572
     Average assets                            2,624,592           314,940           598,928         2,166,014           5,704,474
     Average deposits                          1,572,966           689,815             3,771         2,650,785           4,917,337
----------------------------------------------------------------------------------------------------------------------------------
     (1) Includes minority interest in OPAY's operating income.
     (2) Excluding nonaccrual loans.
==================================================================================================================================

=========================================================================================================================
For the nine months ended
September 30, 2000                         Commercial         Emerging       Syndicated
(Dollars in thousands)                       Banking           Growth          Finance          Other            Total
-------------------------------------------------------------------------------------------------------------------------
     Net interest income                $      150,012      $      39,819   $    19,818     $      44,253   $     253,902
     Provision for loan losses                  22,143  (1)         8,748        21,947               956          53,794
     Noninterest income                         22,993             47,638         1,475            41,866         113,972
     Noninterest expense (2)                    88,739             34,551         4,928            88,125         216,343
-------------------------------------------------------------------------------------------------------------------------
     Income before taxes                        62,123             44,158        (5,582)           (2,962)         97,737
     Income taxes                               22,022             15,654        (1,979)             (991)         34,706
-------------------------------------------------------------------------------------------------------------------------
     Net income                         $       40,101      $      28,504   $    (3,603)    $      (1,971)  $      63,031
-------------------------------------------------------------------------------------------------------------------------

     Average net loans (3)              $    2,737,697      $     411,642   $   522,743     $     483,747   $   4,155,829
     Average nonaccrual loans                   30,291              6,819        12,314               846          50,270
     Average assets                          2,811,846            441,973       539,850         2,656,259       6,449,928
     Average deposits                        1,591,327          1,073,949        16,340         2,857,780       5,539,396
-------------------------------------------------------------------------------------------------------------------------
     (1) $8.8 million of this provision relates to a nationally syndicated credit administered in a regional office.
     (2) Includes minority interest in OPAY's operating loss.
     (3) Excluding nonaccrual loans.
=========================================================================================================================

=========================================================================================================================
For the nine months ended
September 30, 1999                         Commercial         Emerging       Syndicated
(Dollars in thousands)                       Banking           Growth          Finance          Other            Total
-------------------------------------------------------------------------------------------------------------------------
     Net interest income                $      132,149      $      24,250   $    18,070     $      22,275   $     196,744
     Provision for loan losses                  14,475              2,802         3,543                            20,820
     Noninterest income                         16,488             12,266         1,600            45,007          75,361
     Noninterest expense (1)                    76,624             21,782         5,440            65,591         169,437
-------------------------------------------------------------------------------------------------------------------------
     Income before taxes                        57,538             11,932        10,687             1,691          81,848
     Income taxes                               23,172              4,802         4,304               684          32,962
-------------------------------------------------------------------------------------------------------------------------
     Net income                         $       34,366      $       7,130   $     6,383     $       1,007   $      48,886
-------------------------------------------------------------------------------------------------------------------------

     Average net loans (2)              $    2,414,100      $     324,466   $   600,359     $     499,291   $   3,838,216
     Average nonaccrual loans                   37,431              5,544           100               186          43,261
     Average assets                          2,477,051            338,641       604,761         2,139,236       5,559,689
     Average deposits                        1,499,722            554,706         6,931         2,762,319       4,823,678
-------------------------------------------------------------------------------------------------------------------------
     (1) Includes minority interest in OPAY's operating income.
     (2) Excluding nonaccrual loans.
=========================================================================================================================

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

The following discussion presents information about the results of operations, financial condition, liquidity, and capital resources of Imperial Bancorp (the "Company") as of and for the three and nine months ended September 30, 2000. This information should be read in conjunction with the Company's 1999 Consolidated Financial Statements and notes thereto, and the accompanying quarterly unaudited Consolidated Financial Statements and notes thereto.

GENERAL
Imperial Bancorp is a diversified financial services company specializing in the delivery of a wide variety of financial products and services tailored to meet the financing and cash management needs of middle market companies, emerging growth companies, entrepreneurs and professionals. Through its bank and nonbank subsidiaries, the Company is uniquely positioned to provide customized products and superior customer service to its customers across a broad spectrum of industries. The Company's largest subsidiary, Imperial Bank, operates 15 regional banking offices; 12 throughout California and out-of-state offices in Arizona, Colorado and Washington. Additionally, the Bank operates 16 loan production offices located throughout the United States. The Company's business activities are conducted through three principal operating segments: Commercial Banking, Emerging Growth and Syndicated Finance. Several smaller businesses and the Company's 56% investment in Official Payments Corporation ("OPAY") (Nasdaq:
OPAY) are grouped into a fourth segment.

OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS
Net income increased 56.3% to $23.2 million, or $0.51 per share, for the three months ended September 30, 2000, from $14.9 million, or $0.32 a share, for the year-earlier quarter. Growth in net interest income for the current quarter, driven by loan growth and increased income realized from warrants and equity investments more than offset increases in the loan loss provision and noninterest expense compared with the year-earlier quarter. Net income for third quarter 2000 includes a $2.0 million, or $0.05 a share, after-tax operating loss representing the Company's share of OPAY's operating losses for the quarter. Net income realized from warrants and equity investments increased 410% to $10.2 million after tax for the quarter ended September 30, 2000, from $2.0 million a year earlier. Net income for the year-earlier quarter includes a $1.8 million after-tax loss on the sale of Imperial Credit Industries, Inc. ("ICII") (Nasdaq:
ICII) common stock.

Earnings per share amounts are reported on a diluted basis and reflect an 8% stock dividend paid on February 18, 2000.

The major components of net income and changes in these components are summarized in the following table for the quarters ended September 30, 2000 and 1999:

==========================================================================================================================
 Imperial Bancorp and Subsidiaries                                                   Three months ended
                                                                                        September 30,
                                                              ------------------------------------------------------------
                                                                                                         Change

 (Dollars in thousands, except per share data)                       2000           1999          Amount        Percent
--------------------------------------------------------------------------------------------------------------------------
 Interest income                                                  $ 132,294      $  99,147       $  33,147          33.4%
 Interest expense                                                    42,767         30,723          12,044          39.2
--------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                 89,527         68,424          21,103          30.8
 Provision for loan losses                                           19,300          6,000          13,300         221.7
--------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses                 70,227         62,424           7,803          12.5
--------------------------------------------------------------------------------------------------------------------------
 Noninterest income:
      Loss on sale of ICII stock                                          -         (3,136)          3,136        (100.0)
      Income from the realization of warrants and equity
         investments (1)                                             15,760          3,420          12,340         360.8
      Other noninterest income                                       23,887         16,487           7,400          44.9
--------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                    39,647         16,771          22,876         136.4
--------------------------------------------------------------------------------------------------------------------------
 Noninterest expense:
      Salaries and benefits                                          45,333         30,250          15,083          49.9
      Other noninterest expense                                      31,438         24,455           6,983          28.6
--------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                   76,771         54,705          22,066          40.3
--------------------------------------------------------------------------------------------------------------------------
 Minority interest in loss of consolidated subsidiary                 2,464            148           2,316             -
 Income before income taxes                                          35,567         24,638          10,929          44.4
 Income tax provision                                                12,350          9,786           2,564          26.2
--------------------------------------------------------------------------------------------------------------------------
 Net income                                                       $  23,217      $  14,852       $   8,365          56.3%
==========================================================================================================================

 Net income excluding OPAY                                        $  25,256      $  15,196       $  10,060          66.2%

 Earnings per share:
      Basic earnings per share                                    $    0.53      $    0.33       $    0.20          60.6%
      Diluted earnings per share                                       0.51           0.32            0.19          59.4
      Diluted earnings per share excluding OPAY                   $    0.56      $    0.33       $    0.23          69.7%
--------------------------------------------------------------------------------------------------------------------------
 (1)  Income realized on warrants and equity investments is reported in the Consolidated Statements of Income in the following categories:
                                                                           2000           1999
                                                              -----------------------------
         Gains on securities available for sale                   $   2,384      $   1,548
         Gains on the exercise of warrants and sale of
            equity securities                                        12,616          2,173
         Other noninterest income                                       760           (301)
                                                              -----------------------------
      Total                                                       $  15,760      $   3,420
                                                              =============================
==========================================================================================================================

The annualized return on average assets and average equity increased to 1.41% and 18.07%, respectively, for third quarter 2000, from 1.03% and 14.22%, respectively, for the year-earlier quarter. Excluding OPAY, the annualized return on average assets increased to 1.55% for third quarter 2000 from 1.06% for the year-earlier quarter. Excluding OPAY, the annualized return on average equity increased to 21.37% for third quarter 2000 from 14.58% for the year-earlier quarter.

Net income for the nine months ended September 30, 2000, increased 29% to $63.0 million, or $1.36 a share, from $48.9 million, or $1.05 a share, for the year-earlier period. Net income for the first nine months of 2000 includes a $8.0 million, or $0.18 a share, after-tax operating loss representing the Company's share of OPAY's operating losses for the period net of a gain related to the exercise of OPAY stock options. Net income for the nine months ended September 30, 2000 includes a $1.7 million after-tax gain on the sale of the trust business compared with a $5.1 million after-tax gain for the year-earlier period. In addition to the gains on the sale of businesses discussed above, after-tax income realized on warrants and equity investments increased to $27.3 million for the nine months ended September 30, 2000, from $6.7 million for the year-earlier period.

The major components of net income and changes in these components are summarized in the following table for the nine months ended September 30, 2000 and 1999:

===========================================================================================================================
 Imperial Bancorp and Subsidiaries                                                     Nine months ended
                                                                                          September 30,
                                                                    -------------------------------------------------------
                                                                                                            Change
 (Dollars in thousands, except per share data)                          2000           1999          Amount        Percent
---------------------------------------------------------------------------------------------------------------------------
 Interest income                                                     $ 372,609      $ 278,796       $ 93,813         33.6%
 Interest expense                                                      118,707         82,052         36,655         44.7
---------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                   253,902        196,744         57,158         29.1
 Provision for loan losses                                              53,794         20,820         32,974        158.4
---------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses                   200,108        175,924         24,184         13.7
---------------------------------------------------------------------------------------------------------------------------
 Noninterest income:
      Gain on sale of ICII stock                                             -          2,255         (2,255)      (100.0)
      Gain on sale of the trust business                                 2,631          8,817         (6,186)       (70.2)
      Income from the realization of warrants and equity
         investments (1)                                                42,264         11,648         30,616        262.8
      Other noninterest income                                          69,077         52,641         16,436         31.2
---------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                      113,972         75,361         38,611         51.2
---------------------------------------------------------------------------------------------------------------------------
 Noninterest expense:
      Salaries and benefits                                            133,310         90,492         42,818         47.3
      Other noninterest expense                                         93,381         79,072         14,309         18.1
---------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                     226,691        169,564         57,127         33.7
---------------------------------------------------------------------------------------------------------------------------
 Minority interest in loss of consolidated subsidiary                   10,348            127         10,221            -
 Income before income taxes                                             97,737         81,848         15,889         19.4
 Income tax provision                                                   34,706         32,962          1,744          5.3
---------------------------------------------------------------------------------------------------------------------------
 Net income                                                          $  63,031      $  48,886       $ 14,145         28.9%
===========================================================================================================================

 Net income excluding OPAY                                           $  71,045      $  49,184       $ 21,861         44.4%

 Earnings per share:
      Basic earnings per share                                       $    1.41      $    1.09       $   0.32         29.4%
      Diluted earnings per share                                          1.36           1.05           0.31         29.5
      Diluted earnings per share excluding OPAY                      $    1.54      $    1.06       $   0.48         45.3%
---------------------------------------------------------------------------------------------------------------------------
 (1)  Income realized on warrants and equity investments is reported in the Consolidated Statements of Income in the following categories:
                                                                        2000            1999
                                                                    --------------------------
         Gains on securities available for sale                      $  14,351      $   1,548
         Gains on the exercise of warrants and sale of
            equity securities                                           22,831          9,555
         Other noninterest income                                        5,082            545
                                                                    --------------------------
      Total                                                          $  42,264      $  11,648
                                                                    ==========================
===========================================================================================================================

The annualized return on average assets and average equity were 1.31% and 16.87%, respectively, for the nine months ended September 30, 2000, compared with 1.18% and 16.32%, respectively, for the year-earlier period. Excluding

OPAY, the annualized return on average assets increased to 1.49% for the first nine months of 2000 from 1.18% for the year-earlier period. Excluding OPAY, the annualized return on average equity increased to 20.83% for the first nine months of 2000 from 16.46% for the year-earlier period.

Selected ratios for the three and nine months ended September 30, 2000 and 1999, are provided in the following table:

==================================================================================================================
                                                                At or for the                  At or for the
                                                             three months ended              nine months ended
                                                                September 30,                   September 30,
                                                             2000           1999             2000           1999
------------------------------------------------------------------------------------------------------------------
Selected ratios
     Reported:
     Return on average assets (annualized)                    1.41%         1.03%             1.31%         1.18%
     Return on average equity (annualized)                   18.07         14.22             16.87         16.32
     Return on average earning assets (annualized)            1.54          1.14              1.42          1.30
     Net interest margin                                      5.93          5.23              5.74          5.23
     Efficiency ratio                                        57.52         64.04             58.81         62.27
     Average equity-to-average assets                         7.78          7.27              7.74          7.20
     Total risk-based capital                                13.33         12.76             13.33         12.76
     Tier 1 risk-based capital                               10.35          9.54             10.35          9.54
     Tier 1 leverage                                          9.04          8.50              9.04          8.50
     Excluding OPAY:
     Return on average assets (annualized)                    1.55          1.06              1.49          1.18
     Return on average equity (annualized)                   21.37         14.58             20.83         16.46
     Net interest margin                                      5.90          5.24              5.74          5.23
     Efficiency ratio                                        54.29         63.17             54.39         61.86
Asset quality ratios
    Nonaccrual loans to total loans                           1.45          1.18              1.45          1.18
    Nonaccrual and restructured loans to total loans          1.60          1.31              1.60          1.31
    Allowance for credit losses to total loans                2.18          1.88              2.18          1.88
    Net charge-offs as a percentage of total average loans
       (annualized)                                           0.87          0.34              1.12          0.37
==================================================================================================================

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

Net interest income increased to $89.5 million for the three months ended September 30, 2000, from $68.4 million for the year-earlier quarter. Net interest income for the current quarter includes $1.5 million related to OPAY. The increase in net interest income is due to growth in average earning assets, which increased 16% to $6.0 billion for the quarter ended September 30, 2000, from $5.2 billion for the year-earlier quarter. Average loans increased $411.1 million, or 10.2%, to $4.4 billion for the current quarter from $4.0 billion for third quarter 1999. Loans comprised approximately 74% of average earnings assets for the current quarter compared with approximately 78% for the year-earlier quarter. The remaining increase in average earning assets from the prior year is due to increases in trading instruments and investments. Average deposits grew 15% to $5.7 billion for third quarter 2000, from $4.9 billion for the year-earlier quarter. Deposit growth continues to exceed loan funding requirements. The resulting excess liquidity was invested in securities, leading to a decline in average loans as a percentage of average earning assets compared with the prior year.

The following table provides information on average interest-earning assets and interest-bearing liabilities and the yields thereon for the quarters ended September 30, 2000 and 1999:

==================================================================================================================================
 Three months ended Sept 30,                                          2000                                     1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Interest                                 Interest
                                                     Average      Income/        Average      Average      Income/       Average
 (Dollars in thousands)                              Balance      Expense        Rate (1)     Balance      Expense       Rate (1)
----------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
     Loans-net of unearned income
       and deferred loan fees (2)                  $ 4,436,456    $ 103,311 (3)   9.26%     $ 4,025,351    $ 83,134 (3)    8.19%
     Trading instruments                               112,844        1,910       6.73           55,484         748        5.35
     Interest-bearing deposits                           4,054           63       6.18                -           -           -
     Securities available for sale (4)               1,057,409       19,882       7.51          735,380       9,719        5.21
     Securities held to maturity                         3,637           69       7.55            3,807          70        7.29
     Federal funds sold and securities
        purchased under resale agreement               343,435        5,690       6.59          302,103       3,944        5.18
     Loans held for sale                                56,717        1,369       9.60           60,274       1,532       10.08
----------------------------------------------------------------------------------------------------------------------------------

 Total interest-earning assets                       6,014,552      132,294       8.76%       5,182,399      99,147        7.59%
----------------------------------------------------------------------------------------------------------------------------------
     Allowance for loan losses                         (80,939)                                 (70,099)
     Cash                                              363,712                                  377,042
     Other assets                                      271,368                                  215,132
                                                  ------------                             ------------
             Total assets                          $ 6,568,693                              $ 5,704,474
                                                  ============                             ============
 Interest-bearing liabilities:
     Savings                                       $    26,683    $     114       1.70%     $    23,719    $    106        1.77%
     Money market                                    1,203,344       10,519       3.48        1,191,852       8,600        2.86
     Time-under $100,000                               115,077        1,843       6.37          161,461       2,098        5.16
     Time-$100,000 and over                          1,598,821       25,673       6.39        1,228,538      15,304        4.94
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                 2,943,925       38,149       5.16        2,605,570      26,108        3.98
----------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                              35,034          623       7.07           74,688         955        5.07
     Long-term borrowings                              106,285        2,391       8.95          105,568       2,100        7.89
     Capital securities                                 63,670        1,604      10.02           73,406       1,560        8.43
----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                  3,148,914       42,767       5.40%       2,859,232      30,723        4.26%
----------------------------------------------------------------------------------------------------------------------------------
     Demand deposits                                 2,726,990                                2,311,767
     Other liabilities                                 181,705                                  119,030
     Shareholders' equity                              511,084                                  414,445

             Total liabilities and
                                                  ------------                             ------------
             shareholders' equity                  $ 6,568,693                              $ 5,704,474
                                                  ============                             ============
 Net interest income/Net interest margin                          $  89,527       5.93%                    $ 68,424        5.23%
                                                                 ==========  ==========                  ==========   ==========
==================================================================================================================================

(1) The yields are not presented on a tax equivalent basis as the effects of doing so would not be material.
(2)  Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $6.6 million and $6.2 million for the three months ended September 30, 2000 and 1999, respectively.
(4) Average balance includes unrealized gains and losses and yield is calculated based upon amortized cost.

Net interest income increased to $253.9 million for the nine months ended September 30, 2000, from $196.7 million for the year-earlier period. Net interest income for the first nine months includes $3.2 million related to OPAY. The increase in net interest income was driven by the growth in average earning assets, which increased 18% to $5.9 billion for the first nine months of 2000 from $5.0 billion for the year-earlier period. Average loans grew $307.9 million, or approximately 8%, to $4.2 billion from $3.9 billion for the year-earlier period. Loans comprised approximately 71% of average earning assets for the first nine months of 2000 compared with 78% for the year-earlier period. The remaining increase in average earning assets from the prior year is due to increases in trading instruments and investments.

The following table provides information on average interest-earning assets and interest-bearing liabilities and the yields thereon for the nine months ended September 30, 2000 and 1999:

=============================================================================================================================
Nine months ended Sept 30,                                      2000                                   1999
-----------------------------------------------------------------------------------------------------------------------------
                                                               Interest                              Interest
                                                   Average     Income/       Average     Average     Income/       Average
(Dollars in thousands)                             Balance     Expense       Rate (1)    Balance     Expense       Rate (1)
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Loans-net of unearned income
      and deferred loan fees (2)                  $ 4,222,856  $ 290,074 (3)     9.18%  $ 3,914,946  $ 235,287 (3)      8.04%
    Trading instruments                               113,045      5,380         6.36        63,624      2,617          5.50
    Interest-bearing deposits                           5,560        250         6.01             -          -             -
    Securities available for sale (4)                 996,657     49,378         6.66       673,382     25,740          5.08
    Securities held to maturity                         3,678        202         7.34         3,841        214          7.45
    Federal funds sold and securities
       purchased under resale agreements              515,855     23,480         6.08       334,605     12,369          4.94
    Loans held for sale                                61,217      3,845         8.39        33,716      2,569         10.19
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                       5,918,868    372,609         8.42%    5,024,114    278,796          7.42%
-----------------------------------------------------------------------------------------------------------------------------
    Allowance for loan losses                         (77,974)                              (67,185)
    Cash                                              355,689                               368,586
    Other assets                                      253,345                               234,174
                                                  -----------                           -----------
            Total assets                          $ 6,449,928                           $ 5,559,689
                                                  ===========                           ===========

Interest-bearing liabilities:

    Savings                                       $    24,438  $     319         1.74%  $    29,153  $     399          1.83%
    Money market                                    1,272,750     30,270         3.18     1,119,576     23,771          2.84
    Time-under $100,000                                96,307      5,378         7.46       160,192      6,175          5.15
    Time-$100,000 and over                          1,539,576     67,148         5.83     1,103,305     39,930          4.84
-----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                 2,933,071    103,115         4.70     2,412,226     70,275          3.90
-----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                              72,614      3,351         6.16        85,211      3,114          4.89
    Long-term borrowings                              104,392      7,319         9.37        70,280      4,099          7.80
    Capital securities                                 68,375      4,922         9.62        73,393      4,564          8.31
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  3,178,452    118,707         4.99%    2,641,110     82,052          4.15%
-----------------------------------------------------------------------------------------------------------------------------
    Demand deposits                                 2,606,325                             2,411,452
    Other liabilities                                 166,212                               106,704
    Shareholders' equity                              498,939                               400,423

            Total liabilities and
                                                  -----------                           -----------
            shareholders' equity                  $ 6,449,928                           $ 5,559,689
                                                  ===========                           ===========

Net interest income/Net interest margin                        $ 253,902         5.74%               $ 196,744          5.23%
                                                               =========     ========                =========      =========
=============================================================================================================================

(1) The yields are not presented on a tax equivalent basis as the effects of doing so would not be material.
(2)  Average loan balance includes nonaccrual loans.
(3) Includes net loan fee income and amortization of $20.1 million and $16.5 million for the nine months ended September 30, 2000 and 1999, respectively.
(4) Average balance includes unrealized gains and losses and yield is calculated based upon amortized cost.

Net interest margin increased to 5.93% and 5.74% for the three and nine months ended September 30, 2000, respectively, from 5.23% for the year-earlier periods. The increase in loan yields, due to increases in the prime rate, more than offset higher rates paid on deposits. Approximately 75% of the Company's variable rate loans are tied to the prime rate. Certain loans, including entertainment loans and syndicated loans, are tied to the London Interbank Offered Rate ("LIBOR"). The average prime rate increased 128 basis points for the first nine months of 2000 to 9.15% from 7.87% for the year-earlier period. Management expects some contraction in the net interest margin for the fourth quarter 2000 due to increases in deposit rates. Interest income for the three months ended September 30, 2000 and 1999, was reduced by approximately $771,900 and $81,000, respectively, due to interest reversals on nonaccrual loans. Interest income for the nine months ended September 30, 2000 and 1999, was reduced by approximately $2.1 million and $503,800, respectively, due to interest reversals on nonaccrual loans.

The average cost of interest-bearing deposits increased for the quarter and year-to-date compared with the year-earlier periods. The growth in average time certificate of deposit ("TCD") balances, for the three and nine months ended September 30, 2000, compared with the year earlier periods, occurred primarily in the Emerging Growth Division, and in brokered TCD balances raised in conjunction with the Company's overall funding plan.

Demand deposits continue to be a significant funding source for the Company. Average demand deposits comprised 48% and 47% of total average deposits for the three and nine months ended September 30, 2000, compared with 47% and 50% of total average deposits for the year-earlier periods. The growth, in average demand deposits was generated by the Commercial Banking and Emerging Growth Divisions.

The increase in average long-term borrowings for the nine months ended September 30, 2000, compared with the year-earlier period is due to the issuance of $100 million of 8.5% Subordinated Capital Notes by Imperial Bank in April 1999.

Analysis of Changes in Net Interest Income

Changes in the Company's net interest income are a function of both changes in rates and changes in volumes of interest-earning assets and interest-bearing liabilities. The following tables set forth information regarding changes in interest income and interest expense for the three and nine months ended September 30, 2000 and 1999. The total change is segmented into the change attributable to variations in volume (changes in volume multiplied by old rate) and the change attributable to variations in interest rates (changes in rates multiplied by old volume). The change in interest due to both rate and volume (changes in rate multiplied by changes in volume) is classified as rate/volume. Nonaccrual loans are included in average loans for these computations. The tables are not presented on a tax equivalent basis as the effects are not material.

==================================================================================================================
Three months ended Sept 30,                                             2000 over 1999

(Dollars in thousands)                           Volume             Rate           Rate/Volume          Total
------------------------------------------------------------------------------------------------------------------
Loans, net                                       $     8,467        $   10,831     $         879       $    20,177
Trading instruments                                      771               193               198             1,162
Interest-bearing deposits                                 63                 -                 -                63
Securities available for sale                          4,214             4,256             1,693            10,163
Securities held to maturity                               (3)                2                 -                (1)
Federal funds sold and securities
  purchased under resale agreements                      538             1,072               136             1,746
Loans held for sale                                      (90)              (73)                -              (163)
------------------------------------------------------------------------------------------------------------------

Total interest income                                 13,960            16,281             2,906            33,147
------------------------------------------------------------------------------------------------------------------

Savings                                                   13                (4)               (1)                8
Money market                                              83             1,842                (6)            1,919
Time-under $100,000                                     (601)              494              (148)             (255)
Time-$100,000 and over                                 4,600             4,465             1,304            10,369
------------------------------------------------------------------------------------------------------------------

Total deposits                                         4,095             6,797             1,149            12,041
------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                   (506)              376              (202)             (332)
Long-term borrowings                                      14               281                (4)              291
Capital securities                                      (206)              294               (44)               44
------------------------------------------------------------------------------------------------------------------

Total interest expense                                 3,397             7,748               899            12,044
------------------------------------------------------------------------------------------------------------------

Change in net interest income                    $    10,563        $    8,533     $       2,007       $    21,103
==================================================================================================================

=======================================================================================================================
Nine months ended Sept 30,                                                 2000 over 1999

(Dollars in thousands)                             Volume             Rate            Rate/Volume           Total
-----------------------------------------------------------------------------------------------------------------------
Loans, net                                            $ 18,522          $ 33,420            $ 2,845           $ 54,787
Trading instruments                                      2,035               409                319              2,763
Interest-bearing deposits                                  250                 -                  -                250
Securities available for sale                           12,292             7,969              3,377             23,638
Securities held to maturity                                 (9)               (3)                 -                (12)
Federal funds sold and securities
  purchased under resale agreements                      6,706             2,850              1,555             11,111
Loans held for sale                                      2,097              (454)              (367)             1,276
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                   41,893            44,191              7,729             93,813
-----------------------------------------------------------------------------------------------------------------------

Savings                                                    (62)              (16)                (2)               (80)
Money market                                             3,255             2,834                410              6,499
Time-under $100,000                                     (2,465)            2,765             (1,097)              (797)
Time-$100,000 and over                                  15,804             8,153              3,261             27,218
-----------------------------------------------------------------------------------------------------------------------

Total deposits                                          16,532            13,736              2,572             32,840
-----------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                     (461)              815               (117)               237
Long-term borrowings                                     1,991               825                404              3,220
Capital securities                                        (312)              715                (45)               358
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                  17,750            16,091              2,814             36,655
-----------------------------------------------------------------------------------------------------------------------

Change in net interest income                         $ 24,143          $ 28,100            $ 4,915           $ 57,158
=======================================================================================================================

In conformity with banking industry practice, payments for accounting, courier and other deposit-related services provided to the Company's real estate services customers are recorded as noninterest expense. If these deposits were treated as interest-bearing and the payments reclassified as interest expense, the Company's reported net interest income and noninterest expense would have been reduced by $4.8 million and $13.6 million for the three and nine months ended September 30, 2000, respectively, and by $4.5 million and $17.1 million for the year earlier periods, respectively. The net interest margin would have decreased to 5.61% and 5.43% for the three and nine months ended September 30, 2000, respectively, and to 4.89% and 4.78% for the year-earlier periods.

Provision for Loan Losses

The provision for loan losses increased for third quarter 2000 to $19.3 million from $6.0 million for the year-earlier quarter. Net charge-offs for the quarter increased to $9.7 million, or 0.88% of average loans on an annualized basis, for third quarter 2000, from $3.4 million, or 0.34% of average loans on an annualized basis, for the year-earlier quarter. The provision for loan losses increased to $53.8 million for the nine months ended September 30, 2000, from $20.8 million for the year-earlier period. Year to date net charge-offs increased to $35.4 million, or 1.12% of average loans, from $10.7 million, or 0.37% of total average loans, for the year-earlier period. The increased provision for the current year is largely attributable to higher charge-offs recorded on a limited number of nationally syndicated loans. For the current quarter charge-offs decreased by 52%, to $9.7 million from $20.6 million in the previous quarter. Provision expense also declined to $19.3 million from $22.6 million in the previous quarter.

effect the amount of charge-offs recorded. If the Company decides to adopt the acquiring company's practice, loan charge-offs would be expected to increase in the fourth quarter and the allowance for loan losses would decrease (without a corresponding provision for loans losses as the estimated loss for such loans was previously reflected in the September 30, 2000 allowance for loan and lease losses).

Noninterest Income:

Noninterest income increased to $39.6 million for third quarter 2000, from $16.8 million for the year-earlier quarter. Income realized from warrants and investments in equity funds increased to $15.8 million for the quarter ended September 30, 2000, from $3.4 million for the year-earlier quarter. Noninterest income for third quarter 1999 includes a $3.1 million loss on the sale of ICII stock. Excluding warrant income and the ICII loss in the prior year quarter, noninterest income increased 45% for the third quarter of 2000, from the year earlier quarter, primarily due to increases in international fees, merchant card processing fees and commissions from sales of mutual funds (see the Other Segment discussions). Noninterest income increased 51% to $114.0 million for the first nine months of 2000, from $75.4 million for the year-earlier period. Noninterest income for the first nine months of 2000 includes a $2.6 million gain associated with last year's sale of the trust business. This gain represents a payment related to customer retention as provided for in the trust sale agreement. Noninterest income for the year-earlier period includes an $8.8 million gain on the sale of the trust business and a $2.5 million gain on the sale of a software license by a nonbank subsidiary. Income realized from warrants and equity investments increased to $42.3 million for the nine months ended September 30, 2000, from $11.6 million for the year-earlier period.

Noninterest Expense:

Noninterest expense before minority interest increased 40% for the quarter ended September 30, 2000, to $76.8 million from $54.7 million for the year-earlier quarter. Excluding OPAY, noninterest expense for the quarter increased 29% to $68.9 million from $53.6 million a year ago. For the first nine months of 2000, noninterest expense increased 28% to $216.3 million from $169.4 million for the year-earlier period. Excluding OPAY, year-to-date noninterest expense increased 17% to $195.5 million from $167.3 million for the year-earlier period. The increase in noninterest expense excluding OPAY is primarily due to higher salaries and benefits and occupancy expense associated with the overall growth in the Company's present activities as well as the addition of new business initiatives. The average number of full-time equivalent staff increased to 1,326 for the nine months ended September 30, 2000, from 1,254 for the year-earlier period. The increase in salaries also reflects increases in incentives tied to Company performance. Customer services expense declined for the quarter and year-to-date compared with the year earlier periods due to a decrease in average title and escrow deposit balances. Although noninterest expense has increased overall, the Company's efficiency ratio excluding OPAY was lower for both the quarter and year-to-date compared with a year ago due to proportionally higher growth in revenues. The efficiency ratio, excluding OPAY, decreased to 54.39% for the first nine months of 2000 from 61.86% for the year-earlier period.

Income Taxes:

The Company recorded income taxes of $12.4 million and $34.7 million for the three and nine months ended September 30, 2000, respectively. Income taxes were $9.8 million and $33.0 million for the three and nine months ended September 30, 1999.

On April 24, 2000, the Company formed Imperial Special Investments, Inc. ("ISII"). ISII is a closed-end, non-diversified regulated investment company registered under the Investment Company Act of 1940. ISII's holdings consist of cash, investments and loans. The formation of ISII provides the Company with the capability to raise capital in a tax efficient manner for future business opportunities if desired. The formation and funding of ISII resulted in an estimated effective income tax rate of 35.5% for the first nine months of 2000 compared with 40.3% for the year-earlier period.

In August 2000, the Commission completed an examination of ISII. The Company received the Commission's findings in a letter dated September 11, 2000. The Commission staff determined that ISII should not be eligible to be registered as an investment company due to the failure to meet certain statutory requirements of the Investment Company Act and requested that ISII voluntarily de-register. In its response to the Commission dated October 11, 2000, the Company stated that it disagrees with certain factual statements and conclusions of law contained in the Commission's findings and sets forth the basis for its belief based on advice of counsel, which was included, that ISII was formed in compliance with regulatory requirements. The Company has declined the Commission's request to voluntarily de-register the fund and expects to receive further correspondence from the Commission.

OPERATING SEGMENT RESULTS
For reporting purposes, the Company aggregates its operating activities into four principal operating segments: Commercial Banking, Emerging Growth, Syndicated Finance and Other. See - "NOTE (7) Operating Segment Results." The following tables summarize the financial performance of these segments for the three and nine months ended September 30, 2000 and 1999:

The Commercial Banking Segment

==========================================================================================================================
                                             For the three months                           For the nine months
                                             ended September 30,                            ended September 30,
(Dollars in thousands)                 2000            1999         Change            2000            1999      Change
--------------------------------------------------------------------------------------------------------------------------
 Net interest income               $    53,560     $    48,382    $   5,178      $   150,012     $   132,149   $  17,863
 Provision for loan losses (1)            (807)          1,942       (2,749)          22,143          14,475       7,668
 Noninterest income                      7,954           7,485          469           22,993          16,488       6,505
 Noninterest expense                    28,646          27,149        1,497           88,739          76,624      12,115
--------------------------------------------------------------------------------------------------------------------------
 Income before taxes                    33,675          26,776        6,899           62,123          57,538       4,585
 Income taxes                           11,938          10,635        1,303           22,022          23,172      (1,150)
--------------------------------------------------------------------------------------------------------------------------
 Net income                        $    21,737     $    16,141    $   5,596      $    40,101     $    34,366   $   5,735
--------------------------------------------------------------------------------------------------------------------------

 Average net loans (2)             $ 2,835,291     $ 2,553,436    $ 281,855      $ 2,737,697     $ 2,414,100   $ 323,597
 Average nonaccrual (3)                 30,077          39,296       (9,219)          30,291          37,431      (7,140)
 Average assets                      2,914,084       2,624,592      289,492        2,811,846       2,477,051     334,795
 Average deposits                    1,621,445       1,572,966       48,479        1,591,327       1,499,722      91,605
--------------------------------------------------------------------------------------------------------------------------
 (1) Provision expense for the nine months ended September 30, 2000, includes $8.8 million related to a syndicated credit administered in a regional banking office.
 (2) Excluding nonaccrual loans.
 (3) Average nonaccrual loan balance includes $8.8 million related to a syndicated credit administered in a regional banking office until it was charged off in May 2000.
==========================================================================================================================

The Commercial Banking Segment consisting of the Company's middle market, residential construction, entertainment and small business lending ("SBA") operations accounted for the majority of the growth in average loans for the current quarter and year-to-date compared with the prior year. Most of the growth occurred in residential construction loans, which increased by $151 million, or 38%, for third quarter 2000 compared with the year-earlier quarter. Tract construction lending continues to grow despite higher mortgage rates due to continuing strength in the California real estate market coupled with the Company's focus on a select group of private homebuilders. The remaining loan growth occurred primarily in middle market lending. Approximately 80% of the commercial banking portfolio is prime based, resulting in higher interest income as prime rate increases. Loan growth has also led to higher loan fee income. Average deposits balances for the Commercial Banking Segment increased 3% and 6% for the three and nine months ended September 30, 2000, respectively, compared with the year-earlier periods.

The decrease in loan loss provision for the current quarter compared with a year ago is the result of a $6.0 million loan loss recovery. The provision for the first nine months of 2000 includes $8.8 million associated with a nationally syndicated loan that was administered in a regional office due to a deposit relationship. This loan was charged off in the second quarter. The reduction in nonaccrual loan balances compared with the year-earlier period is due in part to the sale of film production loans from the Lewis Horwitz Organization to ICII in the fourth quarter of 1999.

Although service charge income was relatively flat compared with the prior year, noninterest income increased due to growth in other fees such as international fees, leasing fees and referral fees related to SBA lending. The Company continues to develop and introduce new cash management products, including internet-based products, that are expected to result in increased fee income.

The Emerging Growth Segment (including Imperial Ventures, Inc. and Imperial Creditcorp)

==========================================================================================================================
                                             For the three months                           For the nine months
                                             ended September 30,                            ended September 30,
(Dollars in thousands)                 2000            1999         Change            2000            1999      Change
--------------------------------------------------------------------------------------------------------------------------
 Net interest income               $   13,130       $    8,660     $  4,470      $    39,819     $    24,250   $   15,569
 Provision for loan losses              3,313              591        2,722            8,748           2,802        5,946
 Noninterest income                    18,505            3,716       14,789           47,638          12,266       35,372
 Noninterest expense                   14,216            7,207        7,009           34,551          21,782       12,769
--------------------------------------------------------------------------------------------------------------------------
 Income before taxes                   14,106            4,578        9,528           44,158          11,932       32,226
 Income taxes                           5,001            1,818        3,183           15,654           4,802       10,852
--------------------------------------------------------------------------------------------------------------------------
 Net income                        $    9,105       $    2,760     $  6,345      $    28,504     $     7,130   $   21,374
--------------------------------------------------------------------------------------------------------------------------

 Average net loans (1)             $   450,318     $   300,538    $ 149,780      $   411,642     $   324,466   $   87,176
 Average nonaccrual loans                9,734           5,761        3,973            6,819           5,544        1,275
 Average assets                        488,181         314,940      173,241          441,973         338,641      103,332
 Average deposits                    1,030,133         689,815      340,318        1,073,949         554,706      519,243
--------------------------------------------------------------------------------------------------------------------------
 (1) Excluding nonaccrual loans.
==========================================================================================================================

The Emerging Growth Segment ("EGD"), serving companies backed by venture capitalists, contributed 39% of consolidated net income for the three months ended September 30, 2000, up from 19% of consolidated net income for the year-earlier quarter. For the first nine months of 2000, EGD contributed 45% of consolidated net income compared with 15% for the year-earlier period. The growth in EGD's net income is largely due to increased noninterest income realized from warrants and equity investments in emerging growth companies and venture capital funds. Income derived from these activities increased to $15.8 million for third quarter 2000 from $3.4 million for the year-earlier quarter. On a year-to-date basis, income from warrants and equity investments increased to $42.3 million from $11.6 million for the year-earlier period.

The Company obtains rights to acquire stock (in the form of warrants) from certain customers as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or collateral control techniques employed by the Company to mitigate the risk of a loan becoming uncollectible. Likewise, collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. As of October 23, 2000, the last time the Company reported on unrealized warrant gains, the Company had potential unrealized gains associated with warrants and equity positions of $8.7 million. The Company does not expect fourth quarter income from warrant activities to remain at levels reported for the first nine months of 2000. The amount of income realized by the Company from these equity rights in future periods may vary materially from that unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. The Company is restricted from liquidating a portion of these positions, although most of these restrictions will have expired by the end of the year. The Company views this income as a core contributor to its noninterest income.

The increase in noninterest expense is primarily due to higher personnel and occupancy costs associated with opening new offices and adding staff to fuel future in the division.

EGD experienced significant deposit growth in 2000 compared with the prior year. EGD's average deposit balances grew $340 million to $1.0 billion for third quarter 2000 from $690 million for the year-earlier quarter. On a year-to-date basis, average deposits grew $519 million to $1.1 billion for the nine months ended September 30, 2000, from $555 million for the year-earlier period. The growth in deposits was distributed between noninterest-bearing and interest-bearing accounts with demand deposits averaging $287 million in the current quarter. Management has observed that venture capitalists are continuing to fund emerging growth companies across a broad spectrum of industries despite recent volatility in the Nasdaq.

The Syndicated Finance Segment

==========================================================================================================================
                                            For the three months                          For the nine months
                                            ended September 30,                           ended September 30,
(Dollars in thousands)              2000            1999          Change          2000            1999         Change
--------------------------------------------------------------------------------------------------------------------------
 Net interest income                 $   6,458       $   6,142    $     316        $  19,818       $  18,070   $   1,748
 Provision for loan losses              16,740           3,467       13,273           21,947           3,543      18,404
 Noninterest income                        355             511         (156)           1,475           1,600        (125)
 Noninterest expense                     1,480           1,677         (197)           4,928           5,440        (512)
--------------------------------------------------------------------------------------------------------------------------
 Income before taxes                   (11,407)          1,509      (12,916)          (5,582)         10,687     (16,269)
 Income taxes                           (4,044)            599       (4,643)          (1,979)          4,304      (6,283)
--------------------------------------------------------------------------------------------------------------------------
 Net income                          $  (7,363)      $     910    $  (8,273)       $  (3,603)      $   6,383   $  (9,986)
--------------------------------------------------------------------------------------------------------------------------

 Average net loans (1)               $ 486,225       $ 594,321    $(108,096)       $ 522,743       $ 600,359   $ (77,616)
 Average nonaccrual loans               21,649             317       21,332           12,314             100      12,214
 Average assets                        512,169         598,928      (86,759)         539,850         604,761     (64,911)
 Average deposits                       17,089           3,771       13,318           16,340           6,931       9,409
--------------------------------------------------------------------------------------------------------------------------
 (1) Excluding nonaccrual loans.
==========================================================================================================================

The Syndicated Finance Segment includes the Syndicated Finance and Merchant Banking Divisions. Both divisions originate loans principally on an indirect basis through other financial institutions. The Company's recent adverse credit experience with a limited number of syndicated credits is consistent with banking industry experience. The nonaccrual loans total $31.2 million or 52% of the total nonaccrual loans as of September 30, 2000. Syndicated credits also accounted for the majority of the increase in gross charge-offs for the quarter, $10.6 million of consolidated gross charge-offs of $16.8 million. Year-to-date charge-offs for the Syndicated Finance Segment do not include $8.8 million related to a nationally syndicated credit administered in a regional banking office which is reflected in the Commercial Banking Segment. For the year, net charge-offs of syndicated credits comprised $23.9 million of total net charge-offs of $35.4 million. The increase in charge-offs led to the higher loan loss provisions for the quarter and year-to-date. Management believes that these loans have adequate loan loss allowances.

The Company's primary focus has been to establish strong commercial banking relationships with borrowers that enhance its deposit base and generate fee income in addition to yielding interest income through credit products. When deposit growth from title and escrow customers began to outpace relationship-based loan growth in the mid 1990s, the Company began investing a portion of this liquidity in nationally syndicated credits to maximize net interest income. Recognizing that purchased loans provide no supplemental noninterest income and that these credits cannot be monitored as closely as companies with which the Company has a direct relationship, management is currently emphasizing relationship-based loans and, accordingly, does not plan on increasing its nonrelationship-based syndicated loan portfolio.

The following table provides a distribution of the Company's participations in nationally syndicated loans by industry:

          ===========================================================
               Distribution of Syndicated Finance Loan Portfolio
                              September 30, 2000
          -----------------------------------------------------------
                       Industry                               Percent
          -----------------------------------------------------------
          Manufacturing                                           34%
          Service                                                 26
          Gaming                                                  24
          Retail and restaurants                                   9
          Heath care and related                                   7
          -----------------------------------------------------------
          Total                                                  100%
          -----------------------------------------------------------

The Other Segment

=========================================================================================================================
                                             For the three months                           For the nine months
                                              ended September 30,                           ended September 30,
(Dollars in thousands)              2000            1999          Change          2000            1999         Change
-------------------------------------------------------------------------------------------------------------------------
 Net interest income               $    16,379     $     5,240     $ 11,139      $    44,253     $    22,275   $  21,978
 Provision for loan losses                  54               -           54              956               -         956
 Noninterest income                     12,833           5,059        7,774           41,866          45,007      (3,141)
 Noninterest expense                    29,965          18,524       11,441           88,125          65,591      22,534
-------------------------------------------------------------------------------------------------------------------------
 Income before taxes                      (807)         (8,225)       7,418           (2,962)          1,691      (4,653)
 Income taxes                             (545)         (3,266)       2,721             (991)            684      (1,675)
-------------------------------------------------------------------------------------------------------------------------
 Net income                        $      (262)    $    (4,959)    $  4,697      $    (1,971)    $     1,007   $  (2,978)
-------------------------------------------------------------------------------------------------------------------------

 Average net loans (1)             $   578,790     $   521,659     $ 57,131      $   483,747     $   499,291   $ (15,544)
 Average nonaccrual loans                  150             198          (48)             846             186         660
 Average assets                      2,654,259       2,166,014      488,245        2,656,259       2,139,236     517,023
 Average deposits                    3,002,248       2,650,785      351,463        2,857,780       2,762,319      95,461
-------------------------------------------------------------------------------------------------------------------------
 (1) Excluding nonaccrual loans.
=========================================================================================================================

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

The decrease in noninterest income compared with the year-earlier periods is due to gains totaling $11.1 million on the sales of the trust business and ICII common stock reported for the nine months ended September 30, 1999. Merchant card fees and commissions on the sale of nonproprietary mutual funds by the Company's broker/dealer grew to $12.9 million and $9.5 million for the nine months ended September 30, 2000, respectively, from $7.8 million and $4.6 million for the year-earlier period, respectively. The average balance of customer funds directed to nonproprietary mutual funds increased to $2.7 billion for September 2000 from $2.3 billion a year ago.

The Company's after-tax net income includes losses of $2.0 million and $8.0 million for the three and nine months ended September 30, 2000, respectively, related to its investment in OPAY. OPAY's operating results are reported on a consolidated basis. See - "NOTE (6) Official Payments Corporation." The following table summarizes the impact of the Company's investment in OPAY by income statement category:

OPAY

====================================================================================================================
                                                             Three months ended             Nine months ended
                                                               September 30,                  September 30,
(Dollars in thousands, except per share amounts)            2000            1999           2000           1999
--------------------------------------------------------------------------------------------------------------------
Net interest income                                          $  1,492         $   (96)     $   3,248       $   (110)
Noninterest income                                                743             495          4,308          1,712
Salary and benefits                                             5,164             717         19,151          1,470
Other noninterest expense                                       2,688             422         12,064            765
Gain from exercise of OPAY stock options                            -               -            922              -
--------------------------------------------------------------------------------------------------------------------
Net (loss) income before minority interest                     (5,617)           (739)       (22,737)          (633)
Minority interest in loss (income)                              2,464             148         10,348            127
--------------------------------------------------------------------------------------------------------------------
Net (loss) income before taxes                                 (3,153)           (591)       (12,389)          (506)
Income tax (benefit) expense                                   (1,113)           (247)        (4,375)          (209)
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                                            $ (2,040)        $  (344)     $  (8,014)      $   (297)
====================================================================================================================

Impact on diluted earnings per share                         $  (0.05)        $ (0.01)     $   (0.18)      $  (0.01)
====================================================================================================================

Salaries and benefits expense reported for the nine months ended September 30, 2000, include a $4 million one-time charge, before minority interest, related to the recent departure of OPAY's chief financial officer. OPAY is expected to report operating losses for the remainder of the year.

BALANCE SHEET ANALYSIS

Investment Securities

The following tables provide comparative period-end balances of securities held to maturity and securities available for sale for the periods indicated:

==================================================================================================================
Securities Held to Maturity                                                  Gross          Gross
                                                          Amortized       Unrealized      Unrealized         Fair
(Dollars in thousands)                                      Cost             Gains          Losses           Value
------------------------------------------------------------------------------------------------------------------
September 30, 2000
     Industrial development bonds                          $ 3,620         $       -       $       -      $ 3,620
------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 3,620         $       -       $       -      $ 3,620
==================================================================================================================
December 31, 1999
     Industrial development bonds                          $ 3,744         $       -       $       -      $ 3,744
------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 3,744         $       -       $       -      $ 3,744
==================================================================================================================

=======================================================================================================================
Securities Available for Sale                                                Gross          Gross
                                                          Amortized       Unrealized      Unrealized         Fair
(Dollars in thousands)                                      Cost             Gains          Losses           Value
-----------------------------------------------------------------------------------------------------------------------
September 30, 2000
     U.S. Treasury and federal agencies                    $   935,037        $      -       $ (4,514)      $   930,523
     Commercial Paper                                           69,018                                           69,018
     Mutual funds                                               29,027               -              -            29,027
     Other securities                                           36,904           4,857              -            41,761
-----------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 1,069,986        $  4,857       $ (4,514)      $ 1,070,329
=======================================================================================================================
December 31, 1999
     U.S. Treasury and federal agencies                    $   678,462        $      -       $ (4,322)      $   674,140
     Commercial Paper                                          228,670               -              -           228,670
     Mutual funds                                               92,184               -              -            92,184
     Other securities                                           23,718          21,573              -            45,291
-----------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 1,023,034        $ 21,573       $ (4,322)      $ 1,040,285
=======================================================================================================================

Gross gains totaling $14.4 million and gross losses totaling $731,000 respectively, were realized on sales of securities available for sale during the nine months ended September 30, 2000..

Loans Held for Sale

Loans held for sale at September 30, 2000, totaling $79.8 million, include the remaining $17.2 million balance of Lewis Horwitz Organization ("LHO") loans held for sale and $62.6 million of SBA loans held for sale. The LHO loans were reclassified to the held for sale category in October 1999, following finalization of an agreement to sell the loans to ICII at a fixed price (effectively the book value less the allocated allowance less the interest spread over the sale period as defined in the agreement), over a 15-month period. Loans made to ICII by Imperial Bank to facilitate their purchase of LHO loans totaling $7.8 million were paid off in September 2000 with proceeds of a new $10 million loan made to ICII. The new loan to ICII is secured by a commercial real estate property and has a maturity of less than one year. Management expects the remaining loans to be either paid off by the borrower in the normal course of business or purchased by ICII on or before December 29, 2000.

Loans

The following table provides a summary of loans by category for the periods indicated:

=======================================================================================================================
(Dollars in thousands)                      September 30, 2000        December 31, 1999          September 30, 1999
                                           Balance      Percent      Balance       Percent      Balance       Percent
-----------------------------------------------------------------------------------------------------------------------
Commercial                                 $ 3,424,854      82.69%   $ 3,016,695       83.52%   $ 3,091,962       84.75%
Loan secured by real estate:
    Real estate term loans                     101,200       2.44        100,012        2.77        109,367        3.00
    Residential tract construction loans       573,594      13.85        457,337       12.66        411,473       11.28
    Consumer loans                              42,200       1.02         38,104        1.05         35,435        0.97
-----------------------------------------------------------------------------------------------------------------------
Gross loans                                  4,141,848     100.00%     3,612,148      100.00%     3,648,237      100.00%
Less allowance for loan losses                 (90,088)                  (71,677)                   (68,769)
-----------------------------------------------------------------------------------------------------------------------
    Total loans                            $ 4,051,760               $ 3,540,471                $ 3,579,468
=======================================================================================================================

Total loans grew to $4.1 billion at September 30, 2000, an increase of approximately 14% from $3.6 billion at December 31, 1999, and an increase of 13% from September 30, 1999.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Nonaccrual Loans, Restructured Loans and Real Estate and Other Assets Owned Nonaccrual loans, which include loans 90 days or more past due, totaled $59.9 million, or 1.45% of total loans, at September 30, 2000, compared with $27.6 million, or 0.76% of total loans, at December 31, 1999, and $43.0 million, or 1.18% of total loans, at September 30, 1999. The increase in nonaccrual loans compared with year-end and a year ago is largely due to a limited number of loans in the Syndicated Finance Segment. See - "Operating Segment Results." The remaining nonaccrual loans at quarter end consisted of commercial loans individually no larger than $3.5 million.

The following table provides information on nonaccrual loans, restructured loans and real estate and other assets owned for the periods indicated:

=================================================================================================================
                                                  Sept. 30    June 30,    March 31,    Dec. 31,    Sept. 30,
(Dollars in thousands)                              2000        2000         2000        1999        1999
-----------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                       $ 59,263    $ 55,683     $ 35,408    $ 27,020    $ 42,539
   Real estate                                           480         461          480         569         496
   Consumer                                              125           -            -           -           -
-----------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                          59,868      56,144       35,888      27,589      43,035
=================================================================================================================
Restructured loans                                     6,284       6,401        6,914       4,081       4,640
=================================================================================================================
Real estate and other assets owned:
   Real estate and other assets owned, gross             826         826          935         935       1,237
-----------------------------------------------------------------------------------------------------------------
      Real estate and other assets owned, net            826         826          935         935       1,237
-----------------------------------------------------------------------------------------------------------------
         Total                                      $ 66,978    $ 63,371     $ 43,737    $ 32,605    $ 48,912
=================================================================================================================

The $32.3 million net increase in nonaccrual loans at September 30, 2000, compared with December 1999 reflects new loans totaling $127.0 million placed on nonaccrual status offset by $39.0 million in charge-offs, $40.7 million in payments (includes $10.7 million in insurance settlement proceeds) on nonaccrual loans and $15.0 million of nonaccrual loans returning to accrual status. The Company's focus on business customers generates a relatively large average loan size that contributes to the variability of its nonaccrual asset totals.

Restructured loans, loans that have had their original terms modified, totaled $6.3 million, $4.1 million and $4.6 million at September 30, 2000, December 31, 1999, and September 30, 1999, respectively. All restructured loans were performing in accordance with their modified terms as of September 30, 2000.

Real estate and other assets owned ("OREO") include properties acquired through foreclosure or through full or partial satisfaction of loans. The difference between the fair value of the collateral, less the estimated costs of disposal, and the loan balance at the time of transfer to OREO is reflected in the allowance for loan losses as a charge-off. Any subsequent declines in the fair value of the property after the date of transfer are recorded through a provision for write-downs on OREO. OREO totaled $826,000, $935,000 and $1.2 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. There were no valuation allowances on OREO for these reporting dates.

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

The following table contains information for loans classified as impaired:

=========================================================================================================================
                                                                              Net
                                                                            Carring         Specific            Net
(Dollars in thousands)                                                       Value          Allowance         Balance
-------------------------------------------------------------------------------------------------------------------------
September 30, 2000
   Loans with specific allowances                                          $ 62,169         $ (28,693)        $ 33,476
   Loans without specific allowances                                         13,107                 -           13,107
-------------------------------------------------------------------------------------------------------------------------
   Total                                                                   $ 75,276         $ (28,693)        $ 46,583
=========================================================================================================================
December 31, 1999
   Loans with specific allowances                                          $ 28,779         $ (10,160)        $ 18,619
   Loans without specific allowances                                         11,978                 -           11,978
-------------------------------------------------------------------------------------------------------------------------
   Total                                                                   $ 40,757         $ (10,160)        $ 30,597
=========================================================================================================================

Impaired loans were classified as follows:

=========================================================================================================================
                                                                                         September 30,     December 31,
(Dollars in thousands)                                                                       2000              1999
-------------------------------------------------------------------------------------------------------------------------
Current                                                                                     $ 15,408          $ 12,920
Past due                                                                                           -               248
Nonaccrual                                                                                    59,868            27,589
-------------------------------------------------------------------------------------------------------------------------
   Total                                                                                    $ 75,276          $ 40,757
=========================================================================================================================


Loans classified as impaired totaled $75.3 million at September 30, 2000, compared with $40.8 million at December 31, 1999. The $34.5 million net increase in impaired loans at September 30, 2000, compared with December 1999 reflects loans totaling $136.3 million newly classified as impaired offset by $39.0 million in charge-offs, $42.2 million in payments on impaired loans and $20.6 million of loans removed from impaired status. The Company's average recorded investment in impaired loans for the first nine months of 2000 was $57.2 million. Interest income collected on impaired loans totaled approximately $858,000 for the first nine months of 2000, compared with $1.7 million for the year-earlier period.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level considered appropriate by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The Company's Credit Review Department performs an ongoing assessment of the risks inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results, and is decreased by the amount of net charge-offs during the period. The Company utilizes a migration model, a technique that estimates the inherent loss in the portfolio by applying loss factors to grades of loans, to determine the level of the allowance and provision for loan losses. The migration model utilizes an average loss rate over a rolling twelve quarter base period and incorporates a standard deviation analysis to provide probabilities for loss experience. The loss factors used in the model are updated quarterly. The primary qualitative factors considered in the assessment of loss factors are: changes in local economic and business conditions, including the condition of specific market segments; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; the existence and effect of any concentrations within the portfolio and changes in the level of such concentrations; changes in the trend of delinquencies and in the volume and nature of adversely graded nonaccrual and impaired loans; and external factors such as competition and legal and regulatory requirements that could potentially impact the level of credit losses in the portfolio. Management believes that the allowance for loan losses at September 30, 2000 is adequate. Future additions to the allowance will be subject to continuing evaluation of inherent risk in the loan portfolio.

At September 30, 2000, the allowance for loan losses was $90.1 million, or 2.18% of total loans, compared with $71.7 million, or 1.98% of total loans at December 31, 1999, and $68.8 million, or 1.88% of total loans, at September 30, 1999.

The allowance for loan losses represented 150% of nonaccrual loans at September 30, 2000, compared with 260% of nonaccrual loans at December 31, 1999, and 160% of nonaccrual loans at September 30, 1999. The following table summarizes activity in the allowance for loan losses:


=======================================================================================================================
Nine months ended September 30, (Dollars in thousands)                                      2000               1999
-----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                          $     71,677        $    62,649
=======================================================================================================================
Loans charged off:
Commercial                                                                                 (44,921)           (12,420)
Real estate                                                                                      -               (295)
Consumer                                                                                      (236)               (69)
-----------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                                          (45,157)           (12,784)
-----------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial                                                                                   9,747              2,011
Real estate                                                                                     21                 67
Consumer                                                                                         6                  6
-----------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                             9,774              2,084
-----------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                                      (35,383)           (10,700)
Provision for loan losses                                                                   53,794             20,820
Portfolio transfer                                                                               -             (4,000)
-----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                $     90,088        $    68,769
=======================================================================================================================
Loans outstanding, end of period                                                         4,141,848          3,648,237
-----------------------------------------------------------------------------------------------------------------------
Average loans outstanding                                                                4,222,856          3,914,946
=======================================================================================================================
Ratio of net charge-offs to average loans (annualized)                                        1.12%              0.37%
Ratio of allowance for loan losses to loans outstanding at Sept 30                            2.18               1.88
Ratio of allowance for loan losses to nonaccrual loans at Sept 30                           150.48             159.80
Ratio of provision for loan losses to net charge-offs                                       152.03             194.58
=======================================================================================================================

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

As contrasted with the segment disclosure, the following supplemental analysis reflects material nationally syndicated credits managed in regional offices (primarily because of deposit relationships) in the syndicated loan results. Management's supplemental analysis of credit quality by business activity is provided in the tables below:

==========================================================================================================================
For the nine months ended                Syndicated    SBA Loans    All Other Bank                  IVI and    Consolidated
September 30, 2000                       Loans (2)        (3)         Operations     Total Bank       ICC         Total
(Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
Average loans and equity invest (1)      $ 522,743     $ 97,616      $ 3,514,841   $ 4,135,200     $39,185    $ 4,174,385
Average nonaccrual loans                    14,305        2,354           33,186        49,845         425         50,270
Nonaccrual loans at September 30            31,209        2,458           26,201        59,868           -         59,868
Average allocated capital                   69,276        3,972          378,620       451,868      47,071        498,939
Net charge-offs                             23,923           58           10,240        34,221       1,162         35,383
YTD warrant and equity                                                                       -
   investment income                             -            -           22,831        22,831      19,433         42,264
Avg nonaccrual loans/avg loans                2.66%        2.35%            0.94%         1.19%       1.07%          1.19%
Net charge-offs as a percentage
   of total average loans (annualized)        5.95         0.08             0.39          1.09        7.37           1.12
--------------------------------------------------------------------------------------------------------------------------

(1) Includes average loans and loans held for sale excluding nonaccrual loans, and equity investments.
(2) Average nonaccrual loans and net charge-offs include an $8.8 million syndicated loan managed in a commercial banking office due to a deposit relationship. This loan was charged-off in May 2000.
(3) Approximately 75% of SBA balances are guaranteed by the U.S Government

================================================================================

===========================================================================================================================
For the nine months ended                Syndicated    SBA Loans    All Other Bank                  IVI and    Consolidated
September 30, 1999                       Loans (2)        (3)         Operations     Total Bank       ICC         Total
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
Average loans and equity invest (1)      $ 600,359     $ 34,080      $ 3,194,241   $ 3,828,680     $16,109    $ 3,844,789
Average nonaccrual loans                       100          636           42,525        43,261           -         43,261
Nonaccrual loans at September 30             3,401        2,150           37,484        43,035           -         43,035
Average allocated capital                   74,963        4,015          300,113       379,091      21,332        400,423
Net charge-offs (recoveries)                 6,328            -            4,372        10,700           -         10,700
 YTD warrant and equity                                                                      -
   investment income                             -            -            9,555         9,555       2,093         11,648

Avg nonaccrual loans/avg loans                0.02%        1.83%            1.31%         1.12%       0.00%          1.11%
Net charge-offs as a percentage
   of total average loans (annualized)        1.41            -             0.18          0.37           -           0.37
---------------------------------------------------------------------------------------------------------------------------

(1) Includes average loans and loans held for sale excluding nonaccrual loans, and equity investments.
(2) Average nonaccrual loans and net charge-offs include a $4.5 million syndicated loan managed in a commercial banking office due to a deposit relationship. This loan was fully charged-off by June 30, 1999.
(3) Approximately 75% of SBA balances are guaranteed by the U.S Government.
================================================================================

Management's observations from the above analyses are that (1) the current year's annualized charge-off rate for the All Other Bank Operations (representing approximately 84% of consolidated loans) is only 39 basis points, approximately one-third the aggregate rate of 112 basis points, (2) the highest charge-off rate is in the IVI/ICC subsidiaries and is acceptable to management because the warrant and investment gains of approximately $19 million substantially exceed the credit risk from this type of investing activity (approximately $1.2 million in charge-offs), (3) the increase in the annualized net charge-off rate for syndicated loans is reflective of the matters discussed above, and (4) the 1999 net-charge-off rate for the All Other Bank Operations was at an extremely low level (18 basis points) and the current year's rate (approximately 62 basis points without the $6.0 million commercial loan recovery) is more indicative of the bank's historical results.

CAPITAL RESOURCES

At September 30, 2000, shareholders' equity increased to $505.0 million from $473.4 million at December 31, 1999, and $414.5 million at September 30, 1999. During the nine months ended September 30, 2000, shareholders' equity was reduced by $30.5 million, due to common stock repurchases under the Company's Stock Repurchase Program. The Company repurchased and retired 1.7 million shares of its common stock during the first nine months of 2000. At September 30, 2000, 579,324 shares remain available for repurchase under the Company's Stock Repurchase Program. The Company subsequently terminated its Stock Repurchase Program due to the anticipated acquisition by Comercia Inc.


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

According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6 percent and 10 percent, respectively, are deemed to be "well capitalized". Tier I capital basically consists of common shareholders' equity and noncumulative perpetual preferred stock and minority interest of consolidated subsidiaries minus intangible assets. Based on the guidelines, the Company's Tier I and total capital ratios at September 30, 2000, were 10.14% and 13.09% respectively, compared with 12.76% and 9.54%, respectively, at September 30, 1999.

Capital Ratios for Imperial Bancorp and Imperial Bank/(1)/
===============================================================================================================================
September 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       To Be Well Capitalized
                                                                           For Capital Adequacy        Under Prompt Corrective
(Dollars in thousands)                                   Actual                    Purposes               Action Provisions
-------------------------------------------------------------------------------------------------------------------------------
                                                 Amount         Ratio      Amount            Ratio       Amount        Ratio
Total Capital (to risk-weighted assets):
Company                                         $ 768,765        13.09%   $ 469,973           8.00%    $ 587,467       10.00%
Bank                                              703,000        12.14      463,338           8.00       579,172       10.00
Tier I Capital (to risk-weighted assets):
Company                                           595,668        10.14      234,987           4.00       352,480        6.00
Bank                                              530,942         9.17      231,669           4.00       347,503        6.00
Leverage (to average assets):
Company                                           595,668         9.02      198,222           3.00       330,370        5.00
Bank                                              530,942         8.13      196,005           3.00       326,674        5.00
===============================================================================================================================

(1) Includes common shareholders' equity (excluding unrealized gains on securities available for sale) less goodwill and other disallowed intangibles.

Risk-weighted assets for the Company and Imperial Bank were $5,553.6 million and $5,479.8 million, respectively, at September 30, 2000. Risk-weighted assets for the Company and the Bank were $5,063.0 million and $4,996.5 million at September 30, 1999, respectively.

In April 1999, Imperial Bank issued $100 million of 8.5% 10-year Subordinated Capital Notes. The notes qualify as Tier 2 capital under regulatory guidelines. In May 2000, the Company redeemed $10.0 million of its Capital Securities. These securities qualify as Tier 1 capital under regulatory guidelines.

In addition to the risk-weighted ratios, all banks are required to maintain leverage ratios, to be determined on an individual basis, but not below a minimum of 3 percent. The ratio is defined as Tier I capital to average total assets for the most recent quarter. The Company's leverage ratio was 9.02% at September 30, 2000, compared with 8.50% at September 30, 1999, well in excess of minimum regulatory requirements.


LIQUIDITY

Liquidity management relates to the Company's ability to meet its cash requirements and is managed through its asset/ liability management process. The Company monitors its cash inflows and outflows associated with its lending and deposit activities and modifies its asset and liability positions as liquidity requirements change. The Company also relies on projections of loan and deposit growth in managing its liquidity position.

The Company's primary source of liquidity is its deposit base. This source has historically provided a significant majority of the Company's liquidity needs. Total deposits grew to $6.5 billion at September 30, 2000, from $5.9 billion at December 31, 1999, and $5.7 billion at September 30, 1999. Demand deposits increased to $3.5 billion, or 54% of total deposits, at September 30, 2000, from $2.5 billion, or 43% of total deposits at December 31, 1999, and $2.9 billion, or 51% of total deposits, at September 30, 1999. See - "Operating Segment Results."

The Company also uses other methods of meeting its liquidity requirements including short-term borrowings in the form of federal funds purchased, repurchase agreements, commercial paper, Treasury tax and loan notes ("TT & L") and occasionally the sale of securities held in its available for sale portfolio. Short-term borrowings decreased to $53.0 million at September 30, 2000, from $156.7 million at December 31, 1999, and $101.6 million at September 30, 1999. The large decrease in short-term borrowings compared with the earlier periods is due to a reduction in TT & L balances. Management made the decision to reduce the level of TT & L borrowings in order to use the collateral in connection with the formation of ISII.

The Company has recently been in a position of having excess liquidity due primarily to strong demand deposit growth that surpassed loan funding requirements. The Company has a policy of maintaining net liquid assets to total deposits (the liquidity ratio) of at least 20%. The liquidity ratio averaged 26.5% for the first nine months of 2000.

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

Warrants and Equity Investments Income Risk: In the past, the Company has been able to generate substantial income derived from the sale of stock, obtained by the Company through the exercise of warrants received from certain clients as provided in the loan terms. The Company has also realized income from equity investments in emerging growth companies and investments in venture capital funds. Many factors may influence the ability to collect future income from these sources such as equity market fluctuations, market acceptance for IPOs, the client's ability to establish and maintain a successful company and the unexercised expiration of the warrant agreements. The nature and timing of these factors could create situations that would greatly reduce warrant and equity investment income.

Competitive Risk: The Company faces constant competition for loans, deposits and fee-based income from other national, regional and community commercial banks as well as other financial intermediaries such as, savings and loans, finance companies, brokerage firms, insurance companies and credit unions. A loss of market share in its deposit base would force the Company to turn to higher priced funding sources to support its balance sheet. These higher priced funding sources would significantly reduce net interest income. On the asset side, the Company also faces intense competition for its loan products.

Legal Liability Risk: Claims and lawsuits against the Company arise throughout the normal course of operations. Currently, the Company believes that the liability, if any, relating to these actions will not have a material impact on the Company. However, future claims could have material and adverse impacts on profitability.

Merger Risk: Imperial Bancorp has entered into an agreement to be acquired by Comerica, Inc. In connection with the agreement, certain risks and uncertainties include but are not limited to:
 .  conditions precedent to the close of the merger agreement may not be satisfied;
 .  the timing and completion of the merger and new operations may be delayed or prohibited;
 . the benefits anticipated to result from the merger may not be realized; and . uncertainty relating to the merger may cause the combined company to lose current or fail to gain new customer and employees.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge.

On September 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that are required to apply SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB statement No. 133, and Statement 138," continues to be effective for all fiscal quarters of all fiscal years beginning after June 30, 2000.

Although management does not believe that adoption of SFAS No. 133 will have a material impact on its results of operations and financial position, management anticipates that the new pronouncement will have an impact on accounting for warrants received in lending transactions. Specifically, equity warrants will be accounted for as embedded derivatives and, accordingly, such warrants will in general be recognized as an asset at fair value at the time the related lock-up period expires.

SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities In September 2000, the FASB issued SFAS No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS 125 effective for disclosures in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Management does not expect adoption of SFAS 140 will have a material impact on the financial statements.

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


ITEM 3.  Defaults upon Senior Securities
         None


ITEM 4.  Submission of Matters to a Vote of Security Holders
         None


ITEM 5.  Other Information
         None


ITEM 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits Index

          Exhibit Number                     Description

             10.1 Special Compensation Agreement dated May 19, 2000, between Company, Imperial Bank and George
                                L. Graziadio, Jr.

             10.2 Special Compensation Agreement dated May 19, 2000, between Company, Imperial Bank and Norman
                                P. Creighton

             27.1               Financial Data Schedule


All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

         (b) Form 8-K filed on November 02, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          IMPERIAL BANCORP

          Dated: November 14, 2000        By: /s/ Dennis J. Lacey
                                             ---------------------------------
                                                  Dennis J. Lacey
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                          By: /s/ Paul E. Adkins
                                             ---------------------------------
                                                  Paul E. Adkins
                                                  Senior Vice President and
                                                  Controller