Form 10-Q/A
period 2000-09-30
IMPERIAL BANCORP
filed 2000-11-22
CIK 49899

   As filed with the Securities and Exchange Commission on November 22, 2000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

This Form 10 Q/A reflects the correction of a clerical error contained in the previously filed Form 10-Q for the quarter ended September 30, 2000 by deleting a partial paragraph erroneously included under "Provision for loan losses."

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
=======================================================================================================================

Gross gains totaling $14.4 million and gross losses totaling $731,000 respectively, were realized on sales of securities available for sale during the nine months ended September 30, 2000.

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


ITEM 3.  Defaults upon Senior Securities
         None


ITEM 4.  Submission of Matters to a Vote of Security Holders
         None


ITEM 5.  Other Information
         None


ITEM 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits Index

          Exhibit Number                     Description

             10.1 Special Compensation Agreement dated May 19, 2000, between Company, Imperial Bank and George
                                L. Graziadio, Jr.*

             10.2 Special Compensation Agreement dated May 19, 2000, between Company, Imperial Bank and Norman
                                P. Creighton*

             27.1               Financial Data Schedule*


All other material referenced in this report which is required to be filed as an exhibit hereto has previously been submitted.

         (b) Form 8-K filed on November 02, 2000.

         *   Previously filed on November 14, 2000

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          IMPERIAL BANCORP

          Dated: November 22, 2000        By: /s/ Dennis J. Lacey
                                             ---------------------------------
                                                  Dennis J. Lacey
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                          By: /s/ Paul E. Adkins
                                             ---------------------------------
                                                  Paul E. Adkins
                                                  Senior Vice President and
                                                  Controller